Form 10QSB
period 1996-04-30
SARGENT INC
filed 1996-06-14
CIK 872544

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended April 30, 1996

                         Commission file number 0-19031


                           National Quality Care, Inc.
                           ---------------------------
                           (EXACT NAME OF REGISTRANT)

                                  Sargent, Inc.
                 -----------------------------------------------
                  (Former name of Registrant since last report)

               Delaware                      84-1215959
        (State of Incorporation)         (IRS Employer ID No.)


     5901 W. Olympic Boulevard,
               Suite 109
      Los Angeles, California                 90036
     -------------------------               -------
(Address of Principal Executive Offices)    (Zip Code)

                                 (213) 935-5700
                               (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X   NO
                                     ---     ---
                The number of shares of common stock outstanding
                     as of June 10, 1996 is 6,620,471

                           National Quality Care, Inc.

                                Table of Contents


Part I.   Financial Information                        Page

          Item 1.   Financial Statements

                    Balance Sheets as of April
                    30, 1996 and July 31, 1995           3

                    Statements of Operations for
                    the three months ended April
                    30, 1996 and 1995                    5

                    Statements of Operations for
                    the nine months ended April
                    30, 1996 and 1995                    6

                    Statements of Cash Flows for
                    the nine months ended April
                    30, 1996 and 1995                    7

                    Notes to Financial Statements        9

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations           12

Part II.  Other Information

          Item 3.   Promissory Note with Former
                    Affiliates                          13

          Item 4.   Other Matters                       13

          Item 5.   Exhibits and Reports on Form 8-K    16

                           National Quality Care, Inc.
                                 BALANCE SHEETS


                                       April 30,          July 31,
                                         1996              1995
                                      ----------        ----------
                                     (unaudited)

ASSETS
Current Assets
  Cash                                $   50,266        $  517,946
  Certificate of Deposit                  30,000            30,000
  Receivables                            101,082           110,000
  Inventories (Note 2)                    90,933            97,683
  Note Receivable (Note 3)               104,291                 0
  Note Receivable (Note 6)               311,667                 0
  Prepaid Expenses and Advances           21,502            21,502
                                      ----------        ----------

Total Current Assets                  $  709,741        $  777,437

Plant and Equipment (net)
   (Note 3)                            1,730,470         1,786,998

Land held for Sale (Note 4)                    0           298,615
Assets held for Sale (Note 4)             14,900                 0
Other Assets                              10,086            13,912
                                      ----------        ----------

TOTAL ASSETS                          $2,465,197        $2,876,962





                 See accompanying notes to financial statements

                           National Quality Care, Inc.
                                 BALANCE SHEETS


                                      April 30,        July 31,
                                       1996              1995
                                    ------------      ------------
                                    (unaudited)




LIABILITIES AND SHAREHOLDERS'
EQUITY
Current Liabilities
  Accounts payable - trade           $   69,495       $    32,958
  Accrued expenses payable (Note 5)      71,442           366,017
  Current portion of long-term
    debt                                177,900           167,755
                                    ------------      ------------

Total Current Liabilities            $  318,837       $   566,730

Long-term debt, less
 current portion                        103,073           235,747
                                    ------------      ------------
TOTAL LIABILITIES                    $  421,910       $   802,477


Commitments and contingencies
  (Note 5)                              110,000                 0

STOCKHOLDERS' EQUITY
 Preferred stock $.01 par value
  1,000,000 shares authorized, no
  shares issued and outstanding               0                 0
 Common Stock, $.01 par value
  9,000,000 shares authorized
  2,111,343 shares issued and
  outstanding                            21,113            21,113
 Additional paid-in capital           6,207,193         6,207,193
 Accumulated deficit                 (4,295,019)       (4,153,821)
                                    ------------      ------------
TOTAL STOCKHOLDERS' EQUITY            1,933,287         2,074,485
                                    ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                               $2,465,197        $2,876,962







                 See accompanying notes to financial statements



                           National Quality Care, Inc.

                            STATEMENTS OF OPERATIONS


                                   FOR THE THREE MONTHS ENDED APRIL 30,
                                               (UNAUDITED)
                                        1996                 1995
                                    -------------       -------------
SALES                                $        0          $1,058,777
LEASE REVENUES                           45,517                   0
MISCELLANEOUS REVENUES                   15,360                   0

COST OF REVENUE                               0           1,519,739
                                     -----------         -----------

     GROSS PROFIT                        60,877            (460,962)

OPERATING EXPENSES
  General & Administrative              107,428             411,822
  Depreciation and Amortization          46,715              47,784
                                     -----------         -----------

TOTAL OPERATING EXPENSES                154,143             459,606

INCOME (LOSS) FROM OPERATIONS           (93,266)           (920,568)

OTHER INCOME (EXPENSE)

     Interest Income                     20,667               3,952
     Interest Expense                    (6,033)            (45,990)
     Contingency Reinstated            (110,000)                  0
     Gain on Sale of Assets                   0            (491,908)
                                     -----------         -----------

     TOTAL OTHER INCOME (EXPENSE)      ( 95,366)           (533,946)
                                     -----------         -----------

INCOME (LOSS) BEFORE INCOME TAX        (188,632)         (1,454,514)

PROVISION FOR FEDERAL INCOME TAX              0                   0
                                     -----------         -----------

NET INCOME (LOSS)                     ($188,632)        ($1,454,514)
                                     -----------         -----------

NET INCOME (LOSS) PER SHARE             ($0.19)              ($0.69)
                                     -----------         -----------

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                 2,111,343            2,087,803
                                     -----------         -----------









                 See accompanying notes to financial statements


                           National Quality Care, Inc.

                            STATEMENTS OF OPERATIONS


                                    FOR THE NINE MONTHS ENDED APRIL 30,
                                                 (UNAUDITED)
                                         1996                1995
                                   ----------------    ----------------
SALES                                $   23,641          $2,623,295
LEASE REVENUES                          112,524                   0
MISCELLANEOUS REVENUES                   20,852                   0
COST OF REVENUE                          (7,016)         (3,623,246)
                                     ------------        ------------

     GROSS PROFIT                       150,001            (999,951)

OPERATING EXPENSES
  General & Administrative              293,467           1,259,755
  Depreciation and Amortization          93,430             140,147
                                     ------------        ------------

TOTAL OPERATING EXPENSES                386,897           1,399,902

INCOME (LOSS) FROM OPERATIONS          (236,896)         (2,399,853)

OTHER INCOME (EXPENSE)

     Interest Income                     25,097               7,332
     Interest Expense                   (48,339)            (89,787)
     Settlement of Contingency           87,569                   0
     Gain on Sale of Assets              31,372            (510,375)
                                     ------------        ------------


     TOTAL OTHER INCOME (EXPENSE)        95,699            (592,830)
                                     ------------        ------------

INCOME (LOSS) BEFORE INCOME TAX        (141,197)         (2,992,683)

PROVISION FOR FEDERAL INCOME TAX              0                   0
                                     ------------        ------------

NET INCOME (LOSS)                     ($141,197)        ($2,992,683)
                                     ------------        ------------

NET INCOME (LOSS) PER SHARE              $0.066              ($1.43)
                                     ------------        ------------



WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                 2,111,343            2,087,803
                                     ------------        ------------









                 See accompanying notes to financial statements


                            National Quality Care, Inc.

                            STATEMENTS OF CASH FLOWS

                                       FOR THE NINE MONTHS ENDED APRIL 30,
                                                     (UNAUDITED)
                                            1996                 1995
                                       ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash Received from Customers        $  158,176          $2,433,884
     Cash Paid to Employees,
      Suppliers & Subcontractors           (375,725)         (3,957,742)
     Interest Received                       25,097               7,332
     Interest Paid                          (48,339)            (89,787)
                                         ------------        ------------

     Net Cash Provided (Used)
      by Operating activities              (240,791)         (1,606,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on Notes
       Payable                             (122,224)         (1,648,583)
     Proceeds from Notes Payable                  0             831,633

     Net Cash Provided (Used) by
      Financing Activities                 (122,224)           (816,950)
                                         ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Notes Receivable                      (400,000)                  0
     Proceeds from Sale of Assets           332,237           2,546,566
     Leasehold and Equipment Improvements   (36,902)                  0
     Purchase of Property Plant
      and Equipment - Net of Disposals            0                   0
                                         ------------        ------------

     Net Cash Provided (Used) by
      Investing Activities                 (104,665)          2,546,566
                                         ------------        ------------

NET INCREASE (DECREASE) IN CASH            (467,680)            123,303

CASH AT BEGINNING OF PERIOD                 517,946             748,726
                                         ------------        ------------

CASH AT END OF PERIOD                      $ 50,266            $872,029
                                         ------------        ------------














                 See accompanying notes to financial statements


                           National Quality Care, Inc.

                            STATEMENTS OF CASH FLOWS

                                        FOR THE NINE MONTHS ENDED APRIL 30,
                                                     (UNAUDITED)
                                            1996                 1995
                                        --------------     --------------

RECONCILIATION OF NET LOSS TO NET CASH FROM OPERATING ACTIVITIES:
  Net Income (Loss)                         (141,197)       ($2,992,713)
  Adjustments to Reconcile Net
  Income (Loss) to Net Cash Provided (Used)
  by Operating Activities:
   Loss (Gain) on Sale of Assets             (33,622)           510,375
   Depreciation                               93,430            140,147
   Settlement of Contingency                 (87,569)                 0
   (Increase) Decrease in
       Accounts Receivable                    (7,040)          (189,411)
   (Increase) Decrease in Inventory            6,750          1,421,458
   (Increase) Decrease in PrePaids                 0             58,266
   (Increase) Decrease in Other Assets       (11,074)                 0
    Increase (Decrease) in
       Accounts Payable                       36,537           (544,435)
   (Increase) Decrease in Accrued
     Expense                                 (97,006)                 0
                                        --------------     --------------

Total Adjustments to Net Income (Loss)       (99,594)         1,386,400
                                        --------------     --------------

Net Cash Provided (Used) by
 Operating Activities                       (240,791)       ($1,606,313)
                                        --------------     --------------






















                 See accompanying notes to financial statements

                           National Quality Care, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 1996

NOTE 1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the nine months ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ended July 31, 1996.


     The financial data presented herein should be read in conjunction with the Company's Form 10-KSB for the year ended July 31, 1995.

NOTE 2.   INVENTORIES

     Inventories consist primarily of processing and warehouse supplies used in processing potatoes and are stated at the lower of cost or market on a first-in, first-out basis. As the Company sold its farming operations during fiscal year 1995, there were no costs accumulated at July 31, 1995 related to the growing of crops. On September 16, 1995, the Company granted the Lessee of the packaging facility the right to use the Sargent Produce Company trade name so that the Lessee may make use of some of the printed bags in Company's current inventory.

NOTE 3.   PROPERTY, PLANT AND EQUIPMENT

     Property, Plant and Equipment consist of the following at April 30, 1996:


     Land                              $   820,000
     Buildings and Improvements          1,002,557
     Potato Bins                           239,089
     Machinery and Equipment             1,070,920
                                       ------------
                                         3,132,566
        Less Accumulated Depreciation   (1,402,096)
                                       ------------

                                         1,730,470
                                       ------------


     On September 16, 1995, the Company entered a into a Lease Agreement with Sargent Potato Company, which is composed of two of the principals of former management of Sargent, Inc. (Richard L. Messick and Richard A. Messick) ("SPC") to lease the packaging facility wherein the Company leased to SPC the warehouse for a monthly rental of $15,172 for one year, beginning September 16, 1995, with an option to renew or purchase the packaging facility. The Company made necessary repairs to the roof as required by the Agreement. SPC rented the property in an "as is" condition. The Company also agreed to maintain deposits with SLVREC and the Colorado Department of Agriculture for the term of the lease. Upon expiration of the lease, these deposits shall be remitted to the Company. The Lease Agreement also provides SPC the right of first refusal to acquire the warehouse at the expiration of the Lease Agreement. SPC is respon-sible for all property damage and fire insurance on the warehouse. Currently, SPC is in arrears for two lease payments.

     In conjunction with the Lease Agreement, the Company also loaned the principals of SPC, former management of Sargent, Inc., $100,000. This note was paid in full on or about May 11, 1996.

NOTE 4.   LAND AND ASSETS FOR RESALE

     The Company entered into two separate Purchase and Sale Agreements for Quarter #2 and the 4.13 ("Expansion Property")acres of attached land with Richard L. Messick. The Purchase and Sale Agreement for the Expansion Property is dated September 16, 1995 for the purchase price of $72,750. Mr. Messick purchased the land for $240,828.41, net of real estate fees.

     The Messicks have agreed to purchase a Ford Pickup truck, Ford Bronco and a Bobcat from the Company for an aggregate purchase price of $14,900.


NOTE 5.   COMMITMENTS AND CONTINGENCIES

     The Company was a co-defendant, along with American Securities Transfer, Incorporated ("AST"), the Company's transfer agent, in a law suit filed by Carolyn K. Combs and Medica Financial Corp. ("Combs and Medica"), Case No. 93-CV-23 in the District Court, County of Rio Grande, State of Colorado (Carolyn K. Combs and Medica Financial Corp. vs. Sargent, Inc. and American Securities Transfer Incorporated). The suit pled claims for specific performance against the Company to compel the Company to remove its objection to transfer certain pre-reorganization stock certificates. Judgment was rendered against the Company, Richard A. Messick, Richard L. Messick, Douglas G. Messick and AST for damages of $128,515.63 plus interest accrued at the legal rate from March 26, 1993 and exemplary damages in the amount of $64,100.

     In September of 1995, Combs and Medica instituted another civil action [No. 95-CV-36] in the court, seeking to collect upon their Judgment under theories of breach of contract and unjust enrichment. The parties settled these two matters by agreeing to dismiss with prejudice civil action No. 95-CV-36 upon written assurance and admission by Sargent to Combs and Medica that the second civil action is unnecessary for them to execute upon their Judgment. A payment schedule called for the Company to make payment on November 15, 1995 of $11,437.62, which was paid in full. The amount remaining due and owing to Medica in the amount of $54,600 plus interest of $3,925.22 is being paid in monthly installments of $6,069.25 over a period of ten months beginning on December 15, 1995 and ending on September 15, 1996. Within ten days after the final payment, Medica has agreed to file with the Court in 95-CV-36 a Satisfaction of Judgment.

     Seaboard Surety Company ("Seaboard"), the bonding company for AST, made payment to Combs and Medica in the approximate amount of $140,086.06. The Company previously carried a liability on its books in the amount of $197,569 evidencing its perceived obligation to Seaboard. In November of 1995, the Company discovered that Seaboard failed to file a claim in the bankruptcy court before the bar date and, therefore, believed that Seaboard would be effectively barred from collecting on their claim and the Company thus eliminated this contingency from its financial statements and reflected a zero balance on its January 31, 1996 Form 10-QSB filing with the Commission. However, since January 31, 1996, the Company has conducted extensive investigation and found that Seaboard would be able to litigate its claim and perhaps collect the full amount. To eliminate this possibility, the Company negotiated a settlement of this claim with Seaboard and agreed to pay Seaboard the sum of $110,000 by July 31, 1996. If for any reason, the Company is unable to pay this amount to Seaboard by July 31, 1996, the Company is liable to Seaboard for $150,000. This contingency has been reserved for at April 30, 1996.

     The Company was also a co-defendant in an action titled M&I First National Leasing Corp. v. Sargent, Inc., Salt Fork Rentals, Inc. and Tobias Walhout. M&I allowing the Company to extend the lease an additional year and re-schedule its payments. In November of 1995, M&I agreed to extend its lease agreement with the Company. The Company paid the amount in arrears of $57,000 plus a refinance charge of $20,000. The Company deferred its December 15, 1995 payment until May 15, 1996.

NOTE 6.  NOTE RECEIVABLE - LACD.

     The Company loaned the sum of $300,000 to Los Angeles Community Dialysis ("LACD") in conjunction with its executed Letter of Intent with LACD. The Company has accrued interest on the promissory note reflecting such loan at 8.5% through April 30, 1996. Upon closing of the transaction with LACD, discussed more fully hereinbelow on May 11, 1996, this Promissory Note was cancelled. See
Item 5 - "Other Matters."

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion should be read in conjunction with the financial statements and accompanying notes included elsewhere in this report.

     The Company operated the packaging facility for the entire month of August and 1/2 of the month of September, whereafter, it leased the facility to SPC. During August and the first half of September, the Company did not generate income from potato sales, but did collect upon its receivables and incurred other expenses related to the operations of the packaging facility. After September 15, 1995, the Company leased the packaging facility to SPC and ceased its involvement with the on going operations. The Company's sole source of operating income is derived from the lease payments on the warehouse and the sale of certain assets.

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 1996 WITH THE THREE MONTHS ENDED APRIL 30, 1995

     Revenues decreased for the three months ended April 30, 1996 as compared
with the same period in the prior year.   The decrease was due to the cessation
of operations and the leasing of the facility to SPC. Although revenues decreased, gross profits increased due to the fact that no operating costs were involved with leasing the facility to SPC. The net loss for the three months was $226,032 compared to a net loss of $1,454,514 in the prior period. The loss was largely attributable to the Company recomputation of accumulated deprecia-tion and re-instating its contingency of $150,000 to Seaboard.

COMPARISON OF THE NINE MONTHS ENDED APRIL 30, 1996 WITH THE NINE MONTHS ENDED APRIL 30, 1995.

     Revenues decreased for the nine months ended April 30, 1996 as compared with the same period in the prior year. The decrease was due to the cessation of operations and the leasing of the facility to SPC. Gross profit margins increased due to the lack of operating costs associated with operating the facility. The net loss for the nine months ended April 30, 1996 was largely attributable to the re-instatement of the Company's contingent liability with Seaboard Surety Company. The Company recognized a $178,597 loss for the nine months ending April 30, 1996 as compared with a net loss of $2,992,683 for the same period in the prior year. The Company paid down a large portion of its Accrued Expenses during the nine months ended January 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 1996, the ratio of current assets to current liabilities was
2.01 to 1.00 compared to .96 to 1.00 at July 31, 1995. The inventory consists of bags and packaging supplies which will be purchased by SPC as they are used. The Company's primary source of liquidity is provided by the Lease Agreement with SPC, however, since July 31, 1995, the Company's liquidity has been provided by collection of accounts receivable and by the sale of some of its assets. The Company realized cash from the sale of Quarter #2 (land held for resale) of approximately $240,000 during second quarter.

     FUTURE OPERATIONS. The Company plans to continue to lease the packaging facility to SPC and has entered into a Letter of Intent with Los Angeles Community Dialysis (see Item 5 below).

                           PART II - OTHER INFORMATION

ITEM 3.   PROMISSORY NOTE WITH FORMER AFFILIATES

     The Company also entered into a Promissory Note with Richard L. Messick and Richard A. Messick for $100,000, interest has been accrued through April 30, 1996 at the rate of 9% per annum and shall continue to accrue until the balance is paid in full. This note was paid in full on or about May 11, 1996.

ITEM 4.   OTHER MATTERS

     SHARE EXCHANGE AGREEMENT. On May 11, 1996, the Company, Los Angeles Community Dialysis, Inc. ("LACD"), Victor Gura, M.D. ("Gura"), Avraham H. Uncyk, M.D. ("Uncyk") and Ronald P. Lang, M.D. ("Lang") completed the transactions contemplated by an Agreement for Exchange of Stock (the "Share Exchange Agree-ment"). In connection with the Share Exchange Agreement, the Company issued an aggregate of 4,234,128 shares (the "Exchanged Sargent Shares") of the common stock, par value $0.01 per share (the "Common Stock") of the Company to Gura, Uncyk and Lang in exchange for 100% of the issued and outstanding shares (the
"Exchanged LACD Shares") of common stock of LACD, as follows: (i)     Gura
(2,183,036 shares), (ii) Lang (727,679 shares), (iii) Uncyk (323,413 shares), and (iv) Medipace Medical Group, Inc. ("Medipace"), a California corporation owned by Gura, Lang and Uncyk (1,000,000 shares). The 1,000,000 shares issued to Medipace were originally issued to Gura, Lang and Uncyk in their proportion-ate ownership interests in Medipace (67.5%, 22.5% and 10%, respectively), and subsequently transferred to Medipace.

     LACD is a high-quality provider of hemodialysis services for patients suffering from chronic kidney failure, also known as end-stage renal disease ("ESRD").

     RESTATED CERTIFICATE OF INCORPORATION AND BYLAWS. As of May 12, 1996, the Company adopted a Restated Certificate of Incorporation and newly revised Bylaws. The Company filed the Restated Certificate of Incorporation with the State of Delaware as of May 28, 1996.

     The following is a description of certain material provisions of the Company's newly adopted Restated Certificate of Incorporation and Bylaws:


     1. CHANGE OF NAME. The Company has changed its name from "Sargent, Inc." to "National Quality Care, Inc."

     2. CAPITALIZATION. The authorized capital stock of the Company shall be 55,000,000 shares, consisting of 50,000,000 shares of common stock, par value $0.01 per share and 5,000,000 shares of preferred stock, par value $0.01 per share.

     3. DIRECTORS. The authorized number of directors shall be fixed from time to time by resolution of the Company's Board of Directors but shall not be less than three (3) nor more than nine (9).

     4. CERTAIN ANTI-TAKEOVER PROCEDURAL REQUIREMENTS. The Restated Certifi-cate of Incorporation adopts certain measures (the "Measures") which are intended to protect the Company's stockholders by rendering it more difficult for a person or persons to obtain control of the Company without cooperation of the Company's management. These Measures include the potential implementation of certain supermajority requirements for the amendment of the Restated Certifi-cate of Incorporation and Bylaws. Such Measures are often referred to as "anti-takeover" provisions.

     The inclusion of such "anti-takeover" provisions in the Restated Certifi-cate of Incorporation may delay, deter or prevent a takeover of the Company which the stockholders may consider to be in their best interests, thereby possibly depriving holders of the Company's securities of certain opportunities to sell or otherwise dispose of their securities at above-market prices, or limit the ability of stockholders to remove incumbent directors as readily as the stockholders may consider to be in their best interests.

     Delaware law contains a statutory provision which is intended to curb abusive takeovers of Delaware corporations. Section 203 of the Delaware General Corporation Law addresses the problem by preventing certain business combina-tions of the corporation with interested stockholders within three years after such stockholders become interested. Section 203 provides, with certain exceptions, that a Delaware corporation may not engage in any of a broad range of business combinations with a person or an affiliate, or associate of such person, who is an "interested stockholder" for a period of three (3) years from the date that such person became an interested stockholder unless: (i) the transaction resulting in a person becoming an interested stockholder, or the business combination, is approved by the Board of Directors of the corporation before the person becomes an interest-ed stockholder; (ii) the interested stockholder acquired 85% or more of the outstanding voting stock of the corporation in the same transaction that makes such person an interested stockholder (excluding shares owned by persons who are both officers and directors of the corporation, and shares held by certain employee stock ownership plans); or (iii) on or after the date the person becomes an interested stockholder, the business combination is approved by the corporation's board of directors and by the holders of at least 66-2/3% of the corporation's outstanding voting stock at an annual or special meeting, exclud-ing shares owned by the interested stockholder. Under Section 203, an "inter-ested stockholder" is defined as any person who is: (i) the owner of fifteen percent (15%) or more of the outstanding voting stock of the corporation or (ii) an affiliate or associate of the corporation and who was the owner of fifteen percent (15%) or more of the outstanding voting stock of the corporation at any time within the three (3) year period immediately prior to the date on which it is sought to be determined whether such person is an interested stockholder.

     A corporation may, at its option, exclude itself from the coverage of
Section 203 by amending its certificate of incorporation or bylaws by action of its stockholders to exempt itself from coverage, provided that such bylaw or certificate of incorporation amendment shall not become effective until twelve
(12) months after the date it is adopted. The Company has not adopted such an amendment to the Restated Certificate of Incorporation. It is not anticipated that the Board of Directors will seek stockholder approval to "opt out" of the operation of this provision.

     The Restated Certificate of Incorporation also provides that any amendment, change or repeal of the provisions contained in the Restated Certificate of Incorporation with respect to: (i) the Company's capitalization, (ii) amendment of the Bylaws, (iii) determination by the Board of the number of directors, (iv) filling Board vacancies, (v) the requirement that stockholder action be taken at an annual or special meeting, (vi) requirements with respect to appraisal rights for stockholders, or (vii) the amendment of the provision imposing such superma-jority requirement for amendment of the Restated Certificate of Incorporation, shall require the affirmative vote of the holders of at least 66 2/3% of the voting power of all outstanding shares of voting stock, including, in any instance where the repeal or amendment is proposed by an interested stockholder (as such term is defined in Section 203 of the Delaware General Corporation Law) or its affiliate or associate, the affirmative vote of a majority of the voting power of all outstanding shares of voting stock held by persons other than such interested stockholder or its affiliates or associates. However, only the affirmative vote of the majority of the voting power of all outstanding shares of voting stock is required if the amendment of any of the foregoing provisions is approved by a majority of the "continuing directors") (as such term is defined in the Restated Certificate of Incorporation).

     The Restated Certificate of Incorporation permits the Board of Directors to adopt, amend or repeal any or all of the Company's bylaws without stockholder action and provide that such bylaws may also be adopted, amended or repealed by its stockholders, but only if approved by holders of 66 2/3% or more of the voting power of all outstanding shares of voting stock, including in any instance in which the alteration is proposed by an interested stockholder or by affiliates or associate of any interested stockholder, the affirmative vote of the holders of at least a majority of voting power of all outstanding shares of voting stock held by persons other than the interested stockholder who proposed such action. However, the only stockholder vote required if the modification is approved by a majority of the continuing directors is the affirmative vote of the majority of the voting power of all outstanding shares of voting stock.

     OTHER EVENTS. In October of 1995, the Company moved its corporate head-quarters from Monte Vista, Colorado to Denver, Colorado. As of May 11, 1996, in connection with the Share Exchange Agreement, the Company moved its corporate headquarters to Los Angeles, California.

ITEM 5.   EXHIBITS AND REPORTS ON FORM 8-K.

     REPORTS ON FORM 8-K.

     The Company did not file any Reports on Form 8-K during the quarterly period ended April 30, 1996.

     EXHIBITS.

          3.1  Restated Certificate of Incorporation

          3.2  Bylaws

          27   Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the dates indicated.

Dated: June 13, 1996               NATIONAL QUALITY CARE, INC.



                                   By: /s/ Victor Gura, M.D.
                                      ----------------------------
                                      Victor Gura, M.D., President