Form 10QSB
period 1996-06-30
NATIONAL QUALITY CARE INC
filed 1996-08-20
CIK 872544

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

                         For the Quarter Ended June 30, 1996

                            Commission file number 0-19031


                             National Quality Care, Inc.
                              (EXACT NAME OF REGISTRANT)

                                    Sargent, Inc.
                    (Former name of Registrant since last report)


            Delaware                                       84-1215959
   (State of Incorporation)                          (IRS Employer ID No.)


       5901 W. Olympic Boulevard, Suite 109
       Los Angeles, California                               90036
(Address of Principal Executive Offices)                   (Zip Code)

                                    (213) 930-6008
                                  (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   YES  X   NO
                                    ----    ----

                   The number of shares of common stock outstanding
                       as of August 15, 1996 is 7,395,471

                             National Quality Care, Inc.

                                  Table of Contents


Part I.  Financial Information                                PAGE

         Item 1.   Financial Statements

                   Balance Sheets as of June
                   30, 1996 and December 31, 1995               3

                   Statements of Operations for
                   the three months ended June
                   30, 1996 and 1995                            5

                   Statements of Operations for
                   the six months ended June
                   30, 1996 and 1995                            6

                   Statements of Cash Flows for
                   the six months ended June
                   30, 1996 and 1995                            7

                   Notes to Financial Statements                8

         Item 2.   Management's Discussion and
                   Analysis of Financial Condition
                   and Results of Operations                   10

Part II. Other Information

         Item 4.   Submission of Matters to a Vote
                   of Security Holders                         12


         Item 5.   Other Information                           12


         Item 6.   Exhibits and Reports on Form 8-K            18


Signatures                                                     19

                             National Quality Care, Inc.
                                    BALANCE SHEETS
                                     (unaudited)


                                                    June 30,     December 31,
                                                      1996          1995
                                                    -------      ------------
                                                                (Predecessor)

ASSETS

Current Assets
  Cash                                              $ 107,925    $
  Certificate of Deposit                               20,000
  Receivables                                         405,113       333,325
  Inventories (Note 2)                                122,344        21,771
  Due from Affiliate (Note 5)                          47,854
  Prepaid Expenses                                     61,869
                                                   ----------    ----------

Total Current Assets                               $  765,105    $  335,096

Prop, Furn, & Equip (net) (Note 3)                 $2,267,118    $   96,252
Deferred Charges                                                     10,667
Assets held for Sale (Note 4)                       1,745,371
Other Assets                                           21,344           461
                                                   ----------    ----------
TOTAL ASSETS                                      $ 4,798,938     $ 462,476




                    See accompanying notes to financial statements

                             National Quality Care, Inc.
                                    BALANCE SHEETS
                                     (unaudited)



                                                    June 30,     December 31,
                                                      1996          1995
                                                    -------      ------------
                                                                 (Predecessor)

LIABILITIES AND SHAREHOLDERS'
EQUITY

Current Liabilities
  Accounts payable - trade                         $  733,161   $   401,146
  Accrued expenses payable (Note 6)                    60,819       564,012
  Accrued Settlement (Note 6)                         110,000
  Current portion of long-term
    debt                                              828,691       600,821
                                                  -----------  ------------

Total Current Liabilities                          $1,732,671    $1,565,979

Long-term debt, less
 current portion                                    1,894,859         3,645
                                                  -----------  ------------

TOTAL LIABILITIES                                  $3,627,530   $ 1,569,624

Net Liabilities of division                                     (1,107,148)


STOCKHOLDERS' EQUITY                                1,171,408
                                                  -----------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                             $4,798,938    $4,624,476


                    See accompanying notes to financial statements

                             National Quality Care, Inc.
                               STATEMENTS OF OPERATIONS
                                     (unaudited)

                                               FOR THE SIX MONTHS ENDED JUNE 30,

                                                     1996          1995
                                                 ------------   -----------
                                                      (A)       (Predecessor)

Revenue                                            $1,549,957    $1,217,446
                                                 ------------   -----------

Cost and expenses
  Compensation and related expenses                   395,369       357,309
  Medical supplies                                    331,134       239,615
  Outside services                                    151,734        91,657
  Rent expense                                         40,570        51,588
  Insurance                                            14,201        18,388
  General and administrative                          226,986        32,089
  Depreciation and amortization                        38,803        34,010
                                                 ------------   -----------
                                                    1,198,797       824,656
                                                 ------------   -----------

Income (loss) from operations                         351,160       392,790
                                                 ------------   -----------

Other Income (expense)
  Interest Income                                         333
  Interest Expense                                     (4,728)      (29,041)
  Merger Costs                                       (275,000)
  Net Rental Income                                     5,427
  Other Expense                                       (14,632)
                                                 ------------   -----------
  Total Other Income (Expense)                       (288,600)      (29,041)
                                                 ------------   -----------

Income (loss) Before Income Tax                        62,560       363,749
Provision for Federal Income Tax                       (4,056)
                                                 ------------   -----------
Net Income (loss)                                      58,504       363,749
                                                 ------------   -----------
Net Income (loss) per Share                             $ .02         $ .36
                                                 ------------   -----------
Weighted Average Number of
  Shares Outstanding                                2,534,912     1,000,000
                                                 ------------   -----------
Proforma effect net income (loss)                     384,921
Net Income (loss) Historical                                        363,749
Proforma effect of Income tax                        (153,968)     (145,500)
                                                 ------------   -----------

Proforma Income (loss)                                230,953       218,249
                                                 ------------   -----------

Net Income (loss) per Share                              $.23     $     .22
                                                 ------------   -----------





                       (A)   Predecessor 1/1/96 - 5/10/96
                             Combined with Company 5/11/96 - 6/30/96

                             National Quality Care, Inc.
                               STATEMENTS OF OPERATIONS
                                     (unaudited)

                                            FOR THE THREE MONTHS ENDED JUNE 30,

                                                    1996           1995
                                                 ------------   -----------
                                                      (A)       (Predecessor)

Revenue                                            $  758,864    $  618,578
                                                  -------------   -----------

Cost and expenses
  Compensation and related expenses                   222,761       186,232
  Medical supplies                                    195,093       108,687
  Outside services                                     49,302        38,585
  Rent expense                                         20,285        23,537
  Insurance                                             7,339         9,194
  General and administrative                          141,998        11,850
  Depreciation and amortization                        21,699        17,055
                                                  -------------   -----------
                                                      658,477       395,140
                                                  -------------   -----------

Income (loss) from operations                         100,387       223,438
                                                  -------------   -----------

Other Income (expense)
  Interest Income                                         333
  Interest Expense                                     (4,590)      (14,521)
  Merger Costs
  Net Rental Income                                     5,427
  Other Expense                                       (14,632)
                                                  -------------
  Total Other Income (Expense)                        (13,462)      (14,521)
                                                  -------------   -----------

Income (loss) Before Income Tax                        86,925       208,917
Provision for Federal Income Tax                       (4,056)
                                                  -------------   -----------
Net Income (loss)                                      82,869       208,917
                                                  -------------   -----------
Net Income (loss) per Share                             $ .02         $ .21
                                                  -------------   -----------
Weighted Average Number of
  Shares Outstanding                                4,052,956     1,000,000
                                                  -------------   -----------
Proforma effect net income                             76,784
Net Income (loss) Historical                                        208,917
Proforma effect of Income tax                         (30,714)     ( 83,567)
                                                  -------------   -----------
Proforma Income (loss)                                 46,070       125,350
                                                  -------------   -----------

Net Income (loss) per Share                           $   .05     $     .13
                                                  -------------   -----------



                       (A)   Predecessor 1/1/96 - 5/10/96
                             Combined with Company 5/11/96 - 6/30/96

                             National Quality Care, Inc.
                               STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30, 1996



Cash flows from operating activities:
   Net income                                                     $ 58,504
   Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation                                                27,353
        Amortization                                                11,450
        Increase in:
           Accounts receivable                                     (71,788)
           Inventory                                                (9,640)
           Prepaid expenses                                        (41,150)
           Other assets                                            (10,798)
        Increase in:
           Accounts payable                                         65,442
           Accrued expenses and other liabilities                  (33,133)
        Decrease in:
           Deposits                                                 10,000
                                                                   --------
Net cash provided by operating activities                            6,240
                                                                   --------

Acquisition of Sargent, Inc.                                        50,266
                                                                   --------

Cash flows used in investing activities:
   Purchase of furniture and equipment                         ($2,198,220)
                                                               ------------

Cash flows from financing activities:
   Notes payable acquired                                        2,396,504
   Repayment of notes payable                                     (130,277)
   Due from affiliates                                             (47,854)
   Warranties issued                                                31,266
                                                                 ----------

Net cash used in financing activities                            2,249,639

Net increase in cash                                               107,925

Cash, beginning of year                                                 -0-

Cash, end of year                                                $ 107,925
                                                                -----------
                                                                -----------

                             National Quality Care, Inc.
                            NOTES TO FINANCIAL STATEMENTS
                                    June 30, 1996

NOTE 1.  BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.


NOTE 2.  INVENTORIES

    Inventories consist primarily of processing and warehouse supplies used in processing potatoes and are stated at the lower of cost or market on a first-in, first-out basis. In addition, inventories represents medical supplies and medication.


NOTE 3.  PROPERTY, FURNITURE AND EQUIPMENT

    Property, Furniture and Equipment consist of the following at June 30, 1996:

    Medical equipment                   $   212,622
    Buildings and Improvements            2,194,607
    Office and Equipment                     49,713
                                         ------------
                                           2,456,942
        Less Accumulated Depreciation       (189,824)
                                           ----------
                                           2,267,118
                                         ------------


    On September 16, 1995, the Company entered a into a Lease Agreement with Sargent Potato Company, which is composed of two of the principals of former management of Sargent, Inc. (Richard L. Messick and Richard A. Messick) ("SPC") to lease the packaging facility wherein the Company leased to SPC the warehouse for a monthly rental of $15,172 for one year beginning September 16, 1995, with an option to renew or purchase the packaging facility. The Company made necessary repairs to the roof as required by the Agreement. SPC rented the property in an "as is" condition. The Company also agreed to maintain deposits with SLVREC and the Colorado Department of Agriculture for the term of the lease. Upon expiration of the lease, these deposits shall be remitted to Company. The Lease Agreement also provides SPC the right of first refusal to acquire the warehouse at the expiration of the Lease Agreement. SPC is responsible for all property damage and fire insurance on the warehouse. Currently, SPC is in arrears for approximately two lease payments. The lease has expired and is now month-to-month.


NOTE 4.  ASSETS FOR RESALE

    The Messicks have agreed to purchase a Ford Pickup truck, Ford Bronco and a Bobcat from the Company for an aggregate purchase price of $14,900. The Company is holding for sale the property, plant and equipment reported as of April 30, 1996 for $1,730,470.


NOTE 5.   DUE FROM AFFILIATE

    In connection with the closing, expenses were paid on behalf of Medipace Medical Group, Inc. which is controlled by the three largest shareholders of the Company. There is in place a demand note at 8%.


NOTE 6.  COMMITMENTS AND CONTINGENCIES

    The Company was a co-defendant, along with American Securities Transfer, Incorporated ("AST"), the Company's transfer agent, in a law suit filed by Carolyn K. Combs and Medica Financial Corp. ("Combs and Medica"), Case No. 93 CV 23 in the District Court, County of Rio Grande, State of Colorado (Carolyn K. Combs and Medica Financial Corp. vs. Sargent, Inc. and American Securities Transfer Incorporated). Judgement was rendered against the Company, Richard A. Messick, Richard L. Messick, Douglas G. Messick and AST for damages of $128,515.63 plus interest accrued at the legal rate from March 26, 1993 and exemplary damages in the amount of $64,100.


    In September of 1995, Combs and Medica instituted another civil action [No. 95-CV-36] in the court, seeking to collect upon their Judgment under theories of breach of contract and unjust enrichment. The parties settled these two matters by agreeing to dismiss with prejudice civil action No. 95-CV-36 upon written assurance and admission by Sargent to Combs and Medica that the second civil action is unnecessary for them to execute upon their Judgment. A payment schedule called for the Company to make payment on November 15, 1995 of $11,437.62, which was paid in full. The amount due and owing to Medica in the amount of $24,589 is being paid in monthly installments of $6,249.97 over a remaining period of three months beginning on December 15, 1995 and ending on September 15, 1996. Within ten days after the final payment, Medica has agreed to file with the Court in 95-CV-36 a Satisfaction of Judgment.

    Seaboard Surety Company ("Seaboard"), the bonding company for AST, made payment to Combs and Medica in the approximate amount of $140,086.06. The Company previously carried a liability on its books in the amount of $197,569 evidencing its perceived obligation to Seaboard. In November of 1995, the Company discovered that Seaboard failed to file a claim in the bankruptcy court before the bar date and, therefore, believed that Seaboard would be effectively barred from collecting on their claim and the Company thus eliminated this contingency from its financial statements and reflected a zero balance on its January 31, 1996 Form 10-QSB filing with the Commission. However, since January 31, 1996, the Company has conducted extensive investigation and found that Seaboard would be able to litigate its claim and perhaps collect the full amount. To eliminate this possibility, the Company negotiated a settlement of this claim with Seaboard and agreed to pay Seaboard the sum of $110,000 by September 3, 1996. If for any reason the Company is unable to pay this amount to Seaboard by September 3, 1996, the Company is liable to Seaboard for $207,474. This contingency has been reserved for at April 30, 1996.

    In November of 1995, M&I/Reicam agreed to extend its lease agreement with the Company with respect to a potato harvester. The Company paid the amount in arrears of $57,000 plus a refinance charge of $20,000. Additional payments of $57,000 are due on December 15, 1996, March 15, 1997, December 15, 1997, and March 15, 1998.

    On May 11, 1996, the Company entered into a joint venture with a related party in which the Company contributed the lease and any proceeds of subleasing the potato harvester. The Company has a further contingent obligation to contribute up to $228,000 to the joint venture, subject to the amount of proceeds received from the sublease and from any sale of the potato warehouse. The related party pledged 50,000 options as security for this transaction and issued a promissory note to the Company in the amount of $225,000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the financial statements and accompanying notes included elsewhere in this report.

    The Company's primary source of revenue is outpatient kidney dialysis services through a dialysis center and inpatient services contracted with local hospitals through a visiting nurse program. These services were in operation for the entire period reported.


RESULTS OF OPERATIONS.

    Revenues in the second quarter of 1996 increased to $758,864 from $618,578 in the second quarter of 1995. For the first half of 1996 revenues increased approximately 27% to $1,549,957 from $1,217,446 for the same period of 1995. This increase is primarily the result of higher inpatient and home care.

    Medical supplies in the second quarter of 1996 were $195,093 compared with $108,687 in the second quarter of 1995. For the first half of 1996 medical supplies increased approximately 38% to $331,134 from $239,615 for the same period of 1995. The increase is due to rising usage of medical supplies prescribed by physicians and a direct effect of higher revenues.

    Outside services in the second quarter of 1996 were $49,302 compared with $38,585 in the second quarter of 1995. For the first half of 1996 outside services increased approximately 65% to $151,734 from $91,657 for the same period of 1995. The primary increase is directly attributed to the rise of inpatient services.

    General and administrative in the second quarter of 1996 were $141,998 compared with $11,850 in the second quarter of 1995. For the first half of 1996 General and administrative services were $226,986 compared with $32,089 in the first half of 1995. The increase is directly related to requisite professional fees after the stock exchange of May 11, 1996.

    Interest expense in the second quarter of 1996 was $4,590 compared with $14,521 in the second quarter of 1996. For the first half of 1996 Interest expense was $4,728 compared with $29,041 in the first half of 1995. The decrease is a result of extinguishment of debt as the result of the stock exchange of May 11, 1996.

    Merger costs in the first quarter of 1996 of $275,000 represent professional fees related to the stock exchange of May 11, 1996.

    As a result of the foregoing, the second quarter reflects income of $82,869 as compared to net income of $208,917 in the second quarter of 1995. For the first half of 1996 net income was $58,504 as compared to net income of $363,749 in 1995.

    The proforma and historical representation of net income reflects activity of Los Angeles Community Dialysis (predecessor) before the stock exchange of May 11, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1996, the ratio of current assets to current liabilities was .44 to 1.00 compared to .21 to 1.00 at December 31, 1995. The inventory consists of bags and packaging supplies which will be purchased by SPC as they are used and medical supplies and medications.

    FUTURE OPERATIONS. The Company plans to acquire additional dialysis centers through purchase and joint venture with physician groups. The Company currently experiences profitable operations and positive cash flow. However, the Company does not currently generate sufficient cash flow to finance any such expansion plans. The Company will require financing from external sources. The Company does not have any commitment for such financing and there can be no assurances that the Company will be able to obtain any such financing on terms favorable to the Company or at all.

                             PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    As of May 12, 1996 the Company's stockholders adopted the following resolution by the written consent of in excess of 50% of the issued and outstanding shares of Common Stock set forth below:

    (1) To adopt the Company's 1996 Stock Option Plan and to reserve up to 1,000,000 shares of the Company's Common Stock for issuance under the 1996 Stock Option Plan. (4,234,128 shares in favor, and 2,111,343 not voting or abstained). See "Item 5 - Other Information - Stock Option Plan."

ITEM 5.  OTHER INFORMATION

    SHARE EXCHANGE AGREEMENT. On May 11, 1996, the Company, Los Angeles Community Dialysis, Inc. ("LACD"), Victor Gura, M.D. ("Gura"), Avraham H. Uncyk, M.D. ("Uncyk") and Ronald P. Lang, M.D. ("Lang") completed the transactions contemplated by an Agreement for Exchange of Stock (the "Share Exchange Agreement"). In connection with the Share Exchange Agreement, the Company issued an aggregate of 4,234,128 shares (the "Exchanged Sargent Shares") of the common stock, par value $0.01 per share (the "Common Stock") of the Company to Gura, Uncyk and Lang in exchange for 100% of the common stock of LACD as follows: (i) Gura (2,183,036 shares), (ii) Lang (727,679 shares), (iii) Uncyk (323,413 shares), and (iv) Medipace Medical Group, Inc. ("Medipace"), a California corporation owned by Gura, Lang and Uncyk (1,000,000 shares). The 1,000,000 shares issued to Medipace were originally issued to Gura, Lang and Uncyk in the proportionate ownership interests in Medipace (67.5%, 22.5% and 10%, respectively), and subsequently transferred to Medipace.

    LACD is a high-quality provider of hemodialysis services for patients suffering from chronic kidney failure, also known as end stage renal disease ("ESRD").

    ACQUISITION OF REAL PROPERTY. As of May 17, 1996, the Company acquired that certain real property (the "Real Property") located at 6000 San Vicente Boulevard, Los Angeles, California, for a purchase price of $2,194,607, as adjusted for certain credits to the Company with respect to the purchase price. The Real Property includes the improvement of a hospital facility. The Real Property is subject to three (3) deeds of trust in the aggregate amount of $1,850,000.

    The loans on the Real Property are personally guaranteed by Ehud Barkai, who is not an affiliate of the Company, and by Drs. Gura and Lang. The Company has entered into an agreement (the "Agreement to Perform Loan Covenants") with Mr. Barkai to perform the covenants, conditions and restrictions required of the Company under the loan agreements with respect to the acquisition of the Real Property. The Company has granted to Mr. Barkai's affiliated corporation, Aegis Medical Systems, Inc. ("Aegis"), an all inclusive deed of trust ("AIDT"), with an assignment of rents, issues and profits and a power of sale to secure the Company's agreement to repay the loans on the Real Property which are guaranteed by Mr. Barkai.

    The Company also has executed a promissory note in the amount of $200,000 payable to Aegis, which is due and payable on August 15, 1996, as a fee in connection with the purchase of the Real Property. The promissory note bears interest at the rate of 1% PER ANNUM until August 15, 1996, anbd if not paid in full by such date, bears interest at the rate of 10% PER ANNUM thereafter until paid in full. The promissory note is secured by an AITD in favor of Aegis with an assignment of rents, issues and profits and a power of sale.

    The Company also has entered into a master lease agreement (the "Master Lease") with Aegis for the Real Property at an annual rental rate of $1,000. The Master Lease is subject to a written triple net lease dated January 16, 1980, with Avalon Memorial Hospital ("Avalon") as the current tenant in possession. The term of the lease with Avalon extends through December 31, 1999, with options to extend the lease by Avalon for two (2) additional five (5) year terms. The term of the Master Lease extends through May 31, 2026. However, the Master Lease may be terminated earlier upon the cancellation, exoneration or release of any guarantees by Aegis or Mr. Barkai with respect to loan obligations secured by the Real Property. In connection with the Agreement to Perform Loan Covenants, Barkai has agreed that if the net rents arising from the Real Property are paid to Aegis in an amount or amounts sufficient to pay all amounts due under such loans as they became due, the Company will be excused from its duty to Barkai of payment under such loans, but only to that extent. Currently, the aggregate monthly amount due under such loans is approximately $20,290 and the current monthly rental payment of Avalon is approximately $22,690.

    APPOINTMENT OF CHIEF FINANCIAL OFFICER. On July 8, 1996, the Company appointed Ron Berkowitz as the Company's Chief Financial Officer.

    Mr. Berkowitz, 44, previously served as Vice President in the lending division of Bank Leumi Le-Israel and Bank Leumi Trust Company from 1990 until July, 1996 and was the head of the Asset Liability Management Section from 1988 to 1990, where he developed investment strategies for Bank Leumi. Mr. Berkowitz served on Bank Leumi's Credit Committee and Asset Liability Committee. From 1985 to 1987, he worked for another financial institution as a senior analyst where he was responsible for asset liability management analysis. Mr. Berkowitz is a Chartered Financial Analyst. Mr. Berkowitz received his undergraduate degree in economics from Hebrew University (Israel) in 1976 and a Master's of Business Administration (finance/management) from Indiana University in 1978.

    Mr. Berkowitz also entered into a five (5) year employment agreement with the Company, effective July 8, 1996, pursuant to which the Company has agreed to pay Mr. Berkowitz an annual base salary of $90,000, plus other benefits. The Company also granted options to Mr. Berkowitz to purchase up to 50,000 shares of Common Stock, subject to certain vesting schedules.

    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. As of August 15, 1996, the Company determined to engage Singer Lewak Greenbaum & Goldstein LLP, as the Company's independent certified accountants to replace Ehrhardt Keefe Steiner & Hottman PC, whose report with respect to the Company's financial statements for the fiscal year ended July 31, 1995, has been included in the Company's Form 10-KSB for the fiscal year ended July 31, 1995. By letter dated August 15, 1996, the

Company dismissed Ehrhardt Keefe Steiner & Hottman PC as independent certified accountants for the Company.

    The Company has been advised that the Company's former independent auditors, O'Neal & White P.C., whose report with respect to the Company's financial statements for the fiscal year ended July 31, 1994, has been included in the Company's Form 10-KSB for the fiscal year ended July 31, 1995, dissolved their operations in 1995.

    The former independent accountants' annual reports covering the two (2) fiscal years ended July 31, 1995 and 1994 have not included an adverse opinion or disclaimer of opinion, and have not been modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the two (2) most recent fiscal years and during any subsequent interim periods preceding such dismissals, there has not developed any disagreement between such former independent accounts and management of the Company or other reportable events which have not been resolved to the former independent accountants' satisfaction who had been the Company's independent certified accountants.

    CHANGE IN FISCAL YEAR. As of August 15, 1996, in connection with the closing of the transactions contemplated by the Share Exchange Agreement, the Company has determined to adopt the fiscal year of LACD as the Company's fiscal year, and to change the Company's fiscal year end from July 31 to December 31.

    STOCK OPTION PLAN. As of May 12, 1996, the Company's Board of Directors and stockholders approved the Company's 1996 Stock Option Plan (the "1996 Stock Option Plan").

    The Company has reserved for issuance thereunder an aggregate of 1,000,000 shares of Common Stock. The Company has granted options to purchase up to 924,739 shares of Common Stock under the 1996 Stock Option Plan. Of the 924,379 options granted as of the date of this Report, 887,239 options have vested, and the remaining 37,500 options may vest subject to certain schedules. The Board of Directors has approved a provision in the 1996 Stock Option Plan which will place a 300,000 share limit on the number of options that may be granted under the 1996 Stock Option Plan to an employee in each fiscal year.

    A description of each of the 1996 Stock Option Plan is set forth below. The description is intended to be a summary of the material provisions of the 1996 Stock Option Plan and does not purport to be complete.

    ADMINISTRATION OF AND ELIGIBILITY UNDER 1996 STOCK OPTION PLAN

    The 1996 Stock Option Plan, as adopted, provides for the issuance of options to purchase shares of Common Stock to officers, directors, employees, independent contractors and consultants of the Company and its subsidiaries as an incentive to remain in the employ of or to provide services to the Company and its subsidiaries. The 1996 Stock Option Plan authorizes the issuance of incentive stock options ("ISOs"), non-qualified stock options ("NSOs") and stock appreciation rights ("SARs") to be granted by a committee (the "Committee") to be established by the Board of Directors to administer the 1996 Stock Option Plan.

    Subject to the terms and conditions of the 1996 Stock Option Plan, the Committee will have the sole authority to determine: (a)the persons ("optionees") to whom options to purchase shares of Common Stock and SARs will be granted, (b) the number of options and SARs to be granted to each such optionee, (c) the price to be paid for each share of Common Stock upon the exercise of each option, (d) the period within which each option and SAR will be exercised and any extensions thereof, and (e) the terms and conditions of each such stock option agreement and SAR agreement which may be entered into between the Company and any such optionee.

    All officers, directors and employees of the Company and its subsidiaries and certain consultants and other persons providing significant services to the Company and its subsidiaries will be eligible to receive grants of options and SARs under the 1996 Stock Option Plan. However, only employees of the Company and its subsidiaries are eligible to be granted ISOs.

    STOCK OPTION AGREEMENTS

    All options granted under the 1996 Stock Option Plan will be evidenced by an option agreement or SAR agreement between the Company and the optionee receiving such option or SAR. Provisions of such agreements entered into under the 1996 Stock Option Plan need not be identical and may include any term or condition which is not inconsistent with the 1996 Stock Option Plan and which the Committee deems appropriate for inclusion.

    INCENTIVE STOCK OPTIONS

    Except for ISOs granted to stockholders possessing more than ten percent (10%) of the total combined voting power of all classes of the securities of the Company or its subsidiaries to whom such ownership is attributed on the date of grant ("Ten Percent Stockholders"), the exercise price of each ISO must be at least 100% of the fair market value of the Company's Common Stock as determined on the date of grant. ISOs granted to Ten Percent

Stockholders must be at an exercise price of not less than 110% of such fair market value.

    Each ISO must be exercised, if at all, within ten (10) years from the date of grant, but, within five (5) years of the date of grant in the case of ISO's granted to Ten Percent Stockholders.

    An optionee of an ISO may not exercise an ISO granted under the 1996 Stock Option Plan so long as such person holds a previously granted and unexercised ISO.

    The aggregate fair market value (determined as of time of the grant of the ISO) of the Common Stock with respect to which the ISOs are exercisable for the first time by the optionee during any calendar year shall not exceed $100,000.

    As of the date of this Report, ISOs have been granted under the 1996 Stock Option Plan to purchase up to 25,000 shares of Common Stock, subject to certain vesting schedules. These options have the following per share exercise prices:
25,000 shares ($1.75) per share.

    NON-QUALIFIED STOCK OPTIONS

    The exercise price of each NSO will be determined by the Committee on the date of grant. However, the exercise price for the NSOs under the 1996 Stock Option Plan will in no event be less than 85% of the fair market value of the Common Stock on the date the option is granted, or not less than 110% of the fair market value of the Common Stock on the date such option is granted in the case of an option granted to a Ten Percent Stockholder.

    The exercise period for each NSO will be determined by the Committee at the time such option is granted, but in no event will such exercise period exceed ten (10) years from the date of grant.

    As of the date of this Report, NSOs have been granted under the 1996 Stock Option Plan to purchase up to 899,739 shares of Common Stock, subject to certain vesting schedules. These options have the following per share exercise prices:
874,739 shares ($1.00) and 25,000 shares ($1.50).

    STOCK APPRECIATION RIGHTS

    Each SAR granted under the 1996 Stock Option Plan will entitle the holder thereof, upon the exercise of the SAR, to receive from the Company, in exchange therefor, an amount equal in value to the excess of the fair market value of the Common Stock on the date of exercise of one share of Common Stock over its fair market value on the date of exercise of one share of Common Stock over its fair market value on the date of grant (or in the case of an SAR granted in connection with an option, the excess of the fair market of one share of Common Stock at the time of exercise over the option exercise price per share under the option to which the SAR relates), multiplied by the number of shares of Common Stock covered by the SAR or the option, or portion thereof, that is surrendered.

    SARs will be exercisable only at the time or times established by the Committee. If an SAR is granted in connection with an option, the SAR will be exercisable only to the extent and on the same conditions that the related option could be exercised. The Committee may withdraw any SAR granted under the 1996 Stock Option Plan at any time and may impose any conditions upon the exercise of an SAR or adopt rules and regulations from time to time affecting the rights of holders of SARs.

    As of the date of this Report, no SARs have been granted under the 1996 Stock Option Plan.

    TERMINATION OF OPTION AND TRANSFERABILITY

    In general, any unexpired options and SARs granted under the 1996 Stock Option Plan will terminate: (a) in the event of death or disability, pursuant to the terms of the option agreement or SAR agreement, but not less than six (6) months or more than twelve (12) months after the applicable date of such event,
(b) in the event of retirement, pursuant to the terms of the option agreement or SAR agreement, but no less that thirty (30) days or more than three (3) months after such retirement date, or (c) in the event of termination of such person other than for death, disability or retirement, until thirty (30) days after the date of such termination. However, the Committee may in its sole discretion accelerate the exercisability of any or all options or SARs upon termination of employment or cessation of services.

    The options and SARs granted under the 1996 Stock Option Plan generally will be non-transferable, except by will or the laws of descent and distribution.

    ADJUSTMENTS RESULTING FROM CHANGES IN CAPITALIZATION

    The number of shares of Common Stock reserved under the 1996 Stock Option Plan and the number and price of shares of Common Stock covered by each outstanding option or SAR under the 1996 Stock Option Plan will be proportionately adjusted by the Committee for any increase or decrease in the number of issued and outstanding shares of Common Stock resulting from any stock dividends, split-ups, consolidations, recapitalizations, reorganizations or like event.

    AMENDMENT OR DISCONTINUANCE OF STOCK OPTION PLAN

    The Board of Directors has the right to amend, suspend or terminate the Stock Option Plans at any time. Unless sooner terminated by the Board of Directors, the 1996 Stock Option Plan will terminate on May 11, 2006, the tenth
(10th) anniversary date of the effectiveness of 1996 Stock Option Plan.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  REPORTS OF FORM 8-K.

    The Company filed a Report on Form 8-K dated May 24, 1996 during the Quarterly Period ended June 30, 1996.

    (b)  EXHIBITS.

    10.1  Employment Agreement with Ron Berkowitz.

    10.2  1996 Stock Option Plan

    16.1  Letter from Ehrhardt, Keefe, Steiner & Hottman, P.C.
          dated August 19, 1996.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the dates indicated.

Dated August 19, 1996                NATIONAL QUALITY CARE, INC.



                                     By:  /s/Victor Gura, M.D.
                                       -------------------------------
                                         Victor Gura, M.D., President