Form 10QSB
period 1996-09-30
NATIONAL QUALITY CARE INC
filed 1996-11-18
CIK 872544

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

                       For the Quarter Ended September 30, 1996

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

                   The number of shares of common stock outstanding
                         as of October 31, 1996 is 7,540,471.

                             National Quality Care, Inc.

                                  Table of Contents


Part I.  Financial Information                        Page
                                                       ----
         Item 1.   Financial Statements

                   Balance Sheets as of September
                   30, 1996 and December 31, 1995       3

                   Statements of Operations for
                   the three months ended September
                   30, 1996 and 1995                    5

                   Statements of Operations for
                   the nine months ended September
                   30, 1996 and 1995                    6

                   Statements of Cash Flows for
                   the nine months ended September
                   30, 1996 and 1995                    7

                   Notes to Financial Statements        8

         Item 2.   Management's Discussion and
                   Analysis of Financial Condition
                   and Results of Operations           10

Part II. Other Information

         Item 6.   Exhibits and Reports on Form 8-K    13


Signatures

                             National Quality Care, Inc.
                                    BALANCE SHEETS



                                      September 30,     December 31,
                                          1996             1995
                                      -------------    -------------
                                       (unaudited)     (Predecessor)

ASSETS

Current Assets
  Cash                                $   36,408        $
  Certificate of Deposit                  20,000
  Receivables                            491,278          333,325
  Inventories (Note 2)                   133,907           21,771
  Due from Affiliate (Note 5)             47,854
  Prepaid Expenses                        60,303
                                      ----------       ----------

Total Current Assets                  $  789,750       $  355,096

Property, Furniture &
  Equipment (net) (Note 3)            $2,271,228       $   96,252
Deferred Charges                                           10,667
Assets held for Sale (Note 4 & 7)      1,745,371
Other Assets                              17,358              461
                                      ----------       ----------

TOTAL ASSETS                          $4,823,707       $  462,476



                    See accompanying notes to financial statements

                             National Quality Care, Inc.
                                    BALANCE SHEETS



                                      September 30,     December 31,
                                          1996             1995
                                      -------------    -------------
                                       (unaudited)     (Predecessor)


LIABILITIES AND STOCKHOLDERS'
EQUITY

Current Liabilities
  Accounts payable - trade            $  832,164       $  401,146
  Accrued expenses payable (Note 5)       72,933          564,012
  Notes payable                          579,101
  Current portion of long-term
    debt                                 198,312          600,821
                                      ----------       ----------

Total Current Liabilities             $1,682,510       $1,565,979

Long-term debt, less
 current portion                       1,847,232            3,645
                                      ----------       ----------

TOTAL LIABILITIES                     $3,529,742       $1,569,624

Net Liabilities of division                            (1,107,148)


STOCKHOLDERS' EQUITY                   1,293,965
                                      ----------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                $4,823,707       $  462,476


                   See accompanying notes to financial statements.

                             National Quality Care, Inc.
                               STATEMENTS OF OPERATIONS
                                     (unaudited)

                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                        1996                 1995
                                   -------------        -------------
                                        (A)             (Predecessor)

Revenue                              $2,364,052           $1,927,290
                                   -------------        -------------

Cost and expenses
  Compensation and related expenses     641,552              507,319
  Medical supplies                      576,656              426,677
  Outside services                      212,650              159,589
  Rent expense                           60,854               58,845
  Insurance                              18,661               27,582
  General and administrative            366,773               44,201
  Depreciation and amortization          68,209               51,314
                                   -------------        -------------
                                      1,945,355            1,275,527
                                   -------------        -------------

Income from operations                  418,697              651,763
                                   -------------        -------------

Other Income (expense)
  Interest Income                         1,451
  Interest Expense                      (21,240)             (43,561)
  Merger Costs                         (275,000)
  Assets disposition costs              (54,649)
  Net Rental Income                      16,870
  Other Income (Expense)                 (5,738)
                                   -------------        -------------
  Total Other Income (Expense)         (338,306)             (43,561)
                                   -------------        -------------



Net Income                               80,391              608,202
                                   -------------        -------------
Net Income per Share                      $ .02                $ .61
                                   -------------        -------------
Weighted Average Number of
  Shares Outstanding                  4,237,750            1,000,000
                                   -------------        -------------








                   See accompanying notes to financial statements.

                   (A)  Predecessor 1/1/96 - 5/10/96
                        Combined with Company 5/11/96 - 9/30/96

                             National Quality Care, Inc.
                               STATEMENTS OF OPERATIONS
                                     (unaudited)

                               FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                        1996                 1995
                                   -------------        -------------
                                                        (Predecessor)

Revenue                              $  814,095           $  709,843
                                   -------------        -------------

Cost and expenses
  Compensation and related expenses     246,183              161,070
  Medical supplies                      245,522              187,061
  Outside services                       60,917               56,871
  Rent expense                           20,285               14,018
  Insurance                               4,460                9,194
  General and administrative            120,562               12,112
  Depreciation and amortization          29,406                17,105
                                   -------------        -------------
                                        727,335              457,431
                                   -------------        -------------

Income from operations                   86,760              252,412
                                   -------------        -------------

Other Income (expense)
  Interest Income                         1,118
  Interest Expense                      (16,512)             (14,521)
  Merger Costs
  Assets disposition costs              (46,478)
  Net Rental Income                      11,443
  Other Income (expense)                  8,894
                                   -------------        -------------
  Total Other Income (Expense)          (41,535)             (14,521)
                                   -------------        -------------



Net Income                               45,225              237,891
                                   -------------        -------------
Net Income per Share                      $ .01                 $.24
                                   -------------        -------------
Weighted Average Number of
  Shares Outstanding                  7,473,347            1,000,000
                                   -------------        -------------










                   See accompanying notes to financial statements.

                   Predecessor 1/1/96 - 5/10/96
                   Combined with Company 5/11/96 - 9/30/96

                             National Quality Care, Inc.
                               STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996



Cash flows from operating activities:
   Net income                                                        $ 80,391
   Adjustments to reconcile net income to
     net cash provided by operating activities:
        Stock issued for compensation                                 26,800
        Depreciation                                                  55,193
        Amortization                                                  10,667
        (Increase) Decrease in:
           Accounts receivable                                      (135,520)
           Inventory                                                 (21,203)
           Prepaid expenses                                          (38,801)
           Other assets                                               (6,811)
           Deposits                                                   10,000
        Increase in:
           Accounts payable                                          339,573
           Accrued expenses and other liabilities                   (131,019)
                                                                  ------------


Net cash provided by operating activities                            189,270
                                                                  ------------


Cash flows from investing activities:
   Cash retained by former affiliate                                (312,637)
   Acquisition of Sargent, Inc., net of cash acquired                 50,266
   Purchase of furniture and equipment                            (2,008,220)
   Notes receivable                                                  182,940
                                                                  ------------

Net cash used in investing activities:                            (2,087,651)

Cash flows from financing activities:
   Proceeds from notes payable                                     1,850,000
   Repayments on notes payable                                      (320,521)
   Due from affiliates                                               (47,854)
   Proceeds from issuance of stock                                   453,164
                                                                  ------------

Net cash provided in financing activities                          1,934,789

Net increase in cash                                                  36,408

Cash, beginning of year                                                   -0-
                                                                  ------------

Cash, end of year                                                  $  36,408
                                                                  ------------
                                                                  ------------

                             National Quality Care, Inc.
                            NOTES TO FINANCIAL STATEMENTS
                                  September 30, 1996

NOTE 1.  BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.


NOTE 2.  INVENTORIES

    Inventories consist primarily of processing and warehouse supplies used in processing potatoes and are stated at the lower of cost or market on a first-in, first-out basis. (See Note 7 - Subsequent Events). In addition, inventories represents medical supplies and medication.


NOTE 3.  PROPERTY, FURNITURE AND EQUIPMENT

    Property, Furniture and Equipment consist of the following at September 30, 1996:

    Medical equipment                  $   244,572
    Buildings and Improvements           2,194,607
    Office and Equipment                    49,713
                                        ------------
                                          2,488,892
        Less Accumulated Depreciation      (217,664)
                                        ------------
                                          2,271,228
                                        ------------

    On September 16, 1995, the Company entered a into a Lease Agreement with Sargent Potato Company, which is composed of two of the principals of former management of Sargent, Inc. (Richard L. Messick and Richard A. Messick) ("SPC") to lease the packaging facility wherein the Company leased to SPC the warehouse for a monthly rental of $15,172 for one year beginning September 16, 1995, with an option to renew or purchase the packaging facility. The Company also agreed to maintain deposits with Perishable Agricultural Commodity Act (PACA) and the Colorado Department of Agriculture for the term of the lease (See Note 7 - Subsequent Events.)

NOTE 4.  ASSETS FOR RESALE

    The Messicks have agreed to purchase a Ford Pickup truck, Ford Bronco and a Bobcat from the Company for an aggregate purchase price of $14,900. (See Note 7
- Subsequent Events).


NOTE 5.  DUE FROM AFFILIATE

    In May, 1996, the Company loaned the sum of $47,854 to Medipace Medical Group, Inc. which is controlled by the three directors and largest shareholders of the Company. There is in place a demand note at 8%. (See Note 7 - Subsequent Events).


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

    In September of 1995, Combs and Medica instituted another civil action [No. 95-CV-36] in the court, seeking to collect upon their Judgment under theories of breach of contract and unjust enrichment. The parties settled these two matters by agreeing to dismiss the prejudice civil action No. 95-CV-36 upon written assurance and admission by Sargent to Combs and Medica that the second civil action is unnecessary for them to execute upon their Judgment. A payment schedule called for the Company to make payment on November 15, 1995 of $11,437.62, which was paid in full. The amount due and owing to Medica in the amount of $24,589 is being paid in monthly installments of $6,249.97 over a remaining period of three months beginning on December 15, 1995 and ending on September 15, 1996. Within ten days after the final payment, Medica has agreed to file with the Court in 95-CV-36 a Satisfaction of Judgment. (See Note 7 - Subsequent Events).

    The Company paid Seaboard Surety Company ("Seaboard") the $110,000 due this quarter in accordance with the terms and conditions of the settlement.

    In November of 1995, M&I agreed to extend its lease agreement with the Company. The Company paid the amount in arrears of $57,000 plus a refinance charge of $20,000. Additional payments of $57,000 are due on December 15, 1996, March 15, 1997, December 15, 1997, and March 15, 1998.

    The Company entered into a joint venture with a related party in which the Company contributed the lease and any proceeds of the transaction on May 11, 1996, over $1,250,000 after full payment of all accounts payable up to $228,000. The related party pledged 50,000 options as security for this transaction.


NOTE 7.  SUBSEQUENT EVENTS

    On October 18, 1996 the Company completed the sale of certain real estate and other assets to a former affiliate for $1,415,000 -- $550,000 in cash and promissory notes in the amounts of $615,000 (subject to certain adjustments) and $250,000. The lease agreement referenced in Note 3 was terminated as a result of the sale of the "Warehouse Assets." On October 18, 1996, the Company paid the remaining balance of $12,487.90 owed to Combs and Medica as a result of the sale of the "Warehouse Assets" referenced in Item 2 - Liquidity and Capital Resources. The warehouse supplies referenced in Note 2 were included in the sale of the Warehouse Assets. The Company loaned $66,811.76 to Medipace Medical Group, Inc. ("Medipace") from the proceeds of the sale of the Warehouse Assets. The affiliate executed a demand note bearing an interest rate of 8%.


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


RESULTS OF OPERATIONS.

    Revenues in the third quarter of 1996 increased to $814,095 from $709,843 in the third quarter of 1995. For the first nine months of 1996 revenues increased approximately 23% to $2,364,052 from $1,927,290 for the same period of 1995. This increase is primarily the result of higher inpatient and home care.

    Medical supplies in the third quarter of 1996 were $245,522 compared with $187,061 in the third quarter of 1995. For the first nine months of 1996 cost of medical supplies increased approximately 35% to $576,676 from $426,677 for the same period of 1995. The increase is due to rising usage of medical supplies prescribed which in turn resulted in higher revenues.

    Outside services expenses in the third quarter of 1996 were $60,917 compared with $56,871 in the third quarter of 1995. For the first nine months of 1996 outside services increased approximately 33% to $212,650 from $159,589 for the same period of 1995. The primary increase was directly attributed to the rise of inpatient services.

    General and administrative expenses in the third quarter of 1996 were $120,562 compared with $12,112 in the third quarter of 1995. For the first nine months of 1996 General and administrative services were $366,773 compared with $44,201 in the first nine months of 1995. The increase is directly related to requisite professional fees incurred after the stock exchange of May 11, 1996.

    Interest expense in the third quarter of 1996 was $16,512 as compared with $14,521 in the third quarter of 1996. For the first nine months of 1996 Interest expense was $21,240 compared with $43,561 in the first nine months of 1995. The decrease is a result of extinguishment of debt as the result of the stock exchange of May 11, 1996.

    Merger costs in the first quarter of 1996 of $275,000 represent professional fees related to the stock exchange of May 11, 1996.

    Assets disposition costs of $46,478 in the third quarter of 1996 represent professional fees related to the sale of property, plant and equipment as referenced in Note 4.

    As a result of the foregoing, the third quarter reflects income of $45,225 as compared with net income of $244,753 in the third quarter of 1995. For the first nine months of 1996 net income was $80,391 as compared with net income of $608,502 in 1995.

    The proforma and historical representation of net income reflects activity of Los Angeles Community Dialysis (predecessor) before the stock exchange of May 11, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1996, the ratio of current assets to current liabilities was .47 to 1.00 compared to .21 to 1.00 at December 31, 1995. The inventory consists of bags and packaging supplies which will be purchased by SPC as they are used and medical supplies and medications. The Company has historically financed its operations through the use of working capital and loans to the Company.

    As of September 30, 1996 the Company had long-term borrowings in the aggregate amount of $1,847,232, the current portion of which was $198,312. The long-term debt was substantially utilized to purchase the real property located at 6000 San Vicente Boulevard and is secured by deed of trust on said property. The remainder comprises debt carry forward from the Company's former potato warehouse operations.The Company reduced its long-term and short-term borrowings by approximately $48,000 and $51,000, respectively, during the third quarter of 1996. The reduction in debt was serviced through a use of working capital.

    As of October 18, 1996, the Company completed the sale of certain real estate and other assets related to the operation of a potato warehouse (the "Warehouse Assets") in Monte Vista, Colorado to certain former affiliates of the Company for the purchase price of approximately $1,415,000. The purchase price was paid in the form of $550,000 in cash and promissory notes in the amounts of $250,000 and approximately $615,000 (subject to certain adjustments), due and payable on or before December 15, 1996. The obligations owing to the Company are non-recourse to the obligors, but are secured by 648,206 shares of common stock of the Company which are held in escrow.

    There can be no assurances that the escrowed shares, if liquidated, will be sold for an amount at least equal to the remaining obligation, and if not, the Company will not be able to recover the balance of the remaining obligation owing to the Company.

    In connection with the sale of the Warehouse Assets, the Company paid certain obligations which were secured by the Warehouse Assets, including John
B. Milne ($225,520.84), Combs and Medica ($12,487.90), and Orion Corporate Funding Inc., ("Orion") an affiliate of Douglas Nutt, ($188,312.51). The payments resulted in a reduction of approximately $315,000 in short-term borrowing. The Company also loaned the sum of $66,811.76 to Medipace Medical Group, Inc. ("Medipace"), an affiliate of each of the Company's three (3) directors and largest stockholders, which is the subject of a demand promissory note payable by Medipace bearing interest at the rate of 8% per annum.

    Further, the Company agreed to pay to Orion, the amount of approximately $183,000, on or before January 15, 1997. The amount owing to Orion is secured by the accounts receivable of the Company, and the subject of a limited guaranty by Dr. Gura. The Company also has extended its promissory note in the amount of $200,000 payable to Aegis Medical Systems, Inc. ("Aegis") to

December 15, 1996. The failure of the Company to pay such obligations in a timely manner could have a material adverse effect on the financial condition of the Company.

    Except for the payment of the two (2) promissory notes, management believes that cash flows from operations will be sufficient to service cash requirements for the foreseeable future.

    The Company plans to acquire additional dialysis centers through purchase and joint venture with physician groups. The Company currently experiences profitable operations and positive cash flow. However, the Company does not currently generate sufficient cash flow to finance any such expansion plans and may not be able to repay the two (2) promissory notes in the aggregate amount of $383,000 in full in a timely manner from current cash flow. In order to finance any such expansion plans, the Company will require financing from external sources and may require external financing in order to repay the promissory notes. The Company does not have any commitment for such financing and there can be no assurances that the Company will be able to obtain any such financing on terms favorable to the Company or at all.


                             PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  REPORTS OF FORM 8-K.

    The Company filed no reports on Form 8-K during the Quarterly Period ended September 30, 1996.

    (b)  EXHIBIT.

    27.  Financial Data Schedule

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the dates indicated.


Dated November 14, 1996   NATIONAL QUALITY CARE, INC.



                           By:  /s/Victor Gura, M.D.
                               -------------------------
                               Victor Gura, M.D., President