Form 10KSB40
period 1996-12-31
NATIONAL QUALITY CARE INC
filed 1997-04-18
CIK 872544

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996
                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to _____________

                           Commission file number: 0-19031

                             NATIONAL QUALITY CARE, INC.
               --------------------------------------------------------
               (Name of small business issuer specified in its charter)

              Delaware                                   84-1215959
    ------------------------------                    ------------------
    (State or other jurisdiction                      (I.R.S. Employer
    of incorporation or organization)                 Identification No.)

        5901 West Olympic Boulevard, Suite 109, Los Angeles, California 90036
        ----------------------------------------------------------------------
             (Address of principal executive offices, including zip code)

                                     213-692-0948
                   ------------------------------------------------
                   (Issuer's telephone number, including area code)

            Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of each exchange
         Title of each class                     on which registered
         -------------------                     ---------------------
               None                                      None

            Securities registered under Section 12(g) of the Exchange Act:

                       Common Stock, $0.01 par value per share
                 ----------------------------------------------------
                                   (Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 1996 were $3,218,623.

The number of shares outstanding of the issuer's common stock as of April 15, 1997 was 8,433,471 shares. The aggregate market value of the common stock (4,172,293 shares) held by non-affiliates, based on the average of the bid and asked prices ($1.50) of the common stock as of April 7, 1997 was $6,258,440.

Transactional Small Business Disclosure Format (Check one):  Yes      No  X
                                                                 ---     ---

                         DOCUMENTS INCORPORATED BY REFERENCE

    The Company is currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and in accordance therewith files reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the Commission at 450 Fifth Street, N.W., Washington D.C. 20549; at its New York Regional Office, Room 1400, 7 World Trade Center, New York, New York, 10048; and at its Chicago Regional Office, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2411, and copies of such materials can be obtained from the Public Reference Section at prescribed rates. The Company intends to furnish its stockholders with annual reports containing audited financial statements and such other periodic reports as the Company may determine to be appropriate or as may be required by law.

    Portions of the following documents filed by the Company with the Commission are incorporated by reference in Parts I-IV of this Report: (i) Current Report on Form 8-K dated as of May 24, 1996, (ii) Quarterly Reports on Form 10-QSB for the quarterly periods ended April 30, 1996 and June 30, 1996, and (iii) Registration Statement on Form S-8 filed with the Commission on April 6, 1996.

                                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS OF THE COMPANY

    The following should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto, contained elsewhere in this Annual Report on Form 10-KSB (the "Report"). This Report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Unless the context otherwise requires, the term "Company" refers to National Quality Care, Inc. and its wholly-owned subsidiary, Los Angeles Community Dialysis, Inc., a California corporation ("LACD").

    The Company is a high-quality provider of integrated dialysis services for patients suffering from chronic kidney failure, also known as end stage renal disease ("ESRD").

    The Company has been in business since 1985 and currently offers dialysis services through a dialysis center with ten (10) fully equipped stations in Los Angeles, California and provides home dialysis services.

    Further, the Company provides in-patient dialysis services by contract to five (5) Los Angeles County hospitals. Payment for services is primarily provided by third party payors, including Medicare, Medi-Cal (a California state health agency) and commercial insurance companies.

HISTORY OF THE COMPANY

    The Company was incorporated under the laws of the State of Colorado on May 10, 1982 under the name "TELHO, Inc."

    From inception through May 11, 1996, the Company was engaged in certain business operations which are not associated with the Company's current business operations.

    On May 11, 1996, the Company entered into an Agreement for Exchange of
Stock (the "Share Exchange Agreement") with LACD, Victor Gura, M.D., Avraham H. Uncyk, M.D. and Ronald P. Lang, M.D., pursuant to which the Company issued an aggregate of 4,234,128 shares of the Company's common stock, par value $0.01 per share (the "Common Stock") in exchange for 100% of the issued and outstanding shares of common stock of LACD. In connection with the closing of the Share Exchange Agreement, LACD became the principal operating subsidiary of the Company. On May 28, 1996, the Company changed its name to "National Quality Care, Inc." See "Item 12 - Certain Relationships and Related Transactions."

BUSINESS PLAN

    The Company's current business plan includes a strategy to expand as a provider of dialysis services through the development of new dialysis facilities and the acquisition of additional dialysis facilities and other strategically related health care services in selected markets. The Company's acquisition strategy relates to the Company's intention to purchase existing dialysis facilities and other related health care services which will create synergies with the Company's dialysis services business. The Company also intends to develop and construct additional dialysis facilities. The Company is currently in the process of constructing an additional facility in Los Angeles, California with twenty (20) dialysis units. The Company anticipates that this new facility will be operational in or about June, 1997.

    The market for such acquisition prospects is highly competitive and management expects that certain potential acquirors will have significantly greater capital than the Company. In addition, financing for such acquisitions or development may not be available to the Company on commercially reasonable terms. In the event the Company cannot obtain the additional financing needed to fulfill its acquisition and development strategy, the Company may be unable to achieve its proposed expansion strategy. See "Risk Factors" and "Item 6 - "Management's Discussion and Analysis or Plan of Operation."

THE DIALYSIS INDUSTRY

END-STAGE RENAL DISEASE

    ESRD is the state of advanced renal impairment that is irreversible and requires routine dialysis treatments or kidney transplantation to sustain life. Qualified patients with ESRD have been entitled since 1972 to Medicare benefits regardless of age or financial circumstances. According to figures published by the Health Care Financing Administration ("HCFA"), the number of patients requiring chronic dialysis services in the United States has increased at a 9% compounded annual growth rate to 200,000 patients in 1995 from 66,000 in 1982. It is estimated that the United States market for outpatient and inpatient dialysis services in 1995 exceeded $13 billion.

    The Company attributes the continuing growth in the number of ESRD patients principally to the aging of the general population and better treatment and longer survival of patients with hypertension, diabetes and other illnesses that lead to ESRD. Management also believes improved dialysis technology has enabled older patients and those who previously could not tolerate dialysis due to other illnesses to benefit from this life-prolonging treatment.

    There were 3,000 dialysis facilities in the United States in 1996, of which approximately 27% were owned by independent physicians (down from 37% in 1992), 28% were hospital-based facilities (down from 33% in 1992), and 45% were owned by seven (7) major multi-facility dialysis providers (up from 30% in 1992). The dialysis services industry has been undergoing rapid consolidation. The Company believes that many physician owners are selling their facilities to obtain relief from changing government regulation and administrative constraints, to enable them to focus on patient care and to realize a return on their investment. Hospitals are also motivated to sell or outsource management of their facilities as they refocus their resources on their care business due to increasing competitive pressures within the hospital industry. The Company believes that these changes in the health care environment will continue to drive consolidation within the dialysis services industry.

TREATMENT OPTIONS FOR END-STAGE RENAL DISEASE

    Treatment options for ESRD include hemodialysis, peritoneal dialysis and kidney transplantation. ESRD patients are treated predominantly in outpatient treatment facilities. HCFA estimates that as of December 31, 1995, 83% of the ESRD patients in the United States were receiving hemodialysis treatment in outpatient facilities, with the remaining patients being treated in the home either through peritoneal dialysis (16%) or home hemodialysis (1%).

    HEMODIALYSIS. Hemodialysis, the most common form of ESRD treatment, is generally performed either in a freestanding facility or in a hospital-based facility. Hemodialysis uses an artificial kidney, called a dialyzer, to remove certain toxins, fluids and salt from the patient's blood combined with a machine to control external blood flow and to monitor certain vital signs of the patient. The dialysis process occurs across a semi-permeable membrane that divides the dialyzer into two distinct chambers. While blood is circulated through one chamber, a pre-mixed dialyzer fluid is circulated through the other chamber. The toxins and excess fluid from the blood selectively cross the membrane into the dialysis fluid. A hemodialysis treatment usually lasts approximately three hours and is performed three times per week per patient.

    PERITONEAL DIALYSIS. Peritoneal dialysis is generally performed by the patient at home. There are several variations of peritoneal dialysis. The most common are continuous ambulatory peritoneal dialysis ("CAPD") and continuous cycling peritoneal dialysis ("CCPD") or automated peritoneal dialysis ("APD"). All forms of peritoneal dialysis use the patient's peritoneal (abdominal) cavity to eliminate fluid and toxins from the patient. CAPD utilizes a sterile, pharmaceutical-grade dialysis solution which is introduced into the patient's peritoneal cavity through a surgically placed catheter. Toxins in the blood continuously cross the peritoneal membrane into the dialysis solution. After several hours, the patient drains the used dialysis solution and replaces it with fresh solution. CCPD and APD are performed in a manner similar to CAPD, but use a mechanical device to cycle dialysis solution while the patient is sleeping or at rest.

    OTHER TREATMENT OPTIONS. An alternative treatment not provided by the Company is kidney transplantation. Although transplantation, when successful, is generally the most desirable form of therapeutic intervention, the shortage of suitable donors limits the availability of this treatment option.

QUALITY MANAGEMENT PROGRAM

    The Company believes its reputation for quality care is a significant competitive advantage in attracting patients and physicians and in pursuing growth in the managed care environment. The Company engages in organized and systematic efforts to measure, maintain and improve the quality of services it delivers. See "Operations - Quality Assurance."

UTILIZATION OF OPERATING CAPACITY

    The Company believes current patient demand exceeds the capacity within its currently existing facility. However, the Company has entered into a lease for an additional dialysis facility in Los Angeles, California, which the Company anticipates to be operational in June, 1997. Management believes that this additional facility will enable the Company to accommodate current patient volume demand. The Company continues to seek to expand its capacity, based on the ability of the Company to finance such expansion and to acquire such facilities in a commercially acceptable manner to management. The Company will continue to focus on enhancing operating efficiencies, including staffing, purchasing and financial reporting systems and controls. See "Item 6 - Management's Discussion and Analysis or Plan of Operation."

OPERATIONS

LOCATION, CAPACITY AND USE OF FACILITIES

    The Company currently operates an outpatient dialysis center with ten (10) dialysis stations located in Los Angeles, California. The Company anticipates that an additional dialysis center with approximately twenty (20) stations will be operational in June, 1997. The Company also provides acute inpatient dialysis services to five (5) hospitals. System-wide, the Company provides training, supplies and on-call support services to all of its CAPD and CCPD patients. See "Item 2 - Description of Properties."

OPERATION OF FACILITIES

    The Company's dialysis facility is designed specifically for outpatient hemodialysis and generally contain, in addition to space for dialysis treatments, a nurses' station, a patient weigh-in area, a supply room, a water treatment space used to purify the water used in hemodialysis treatments, a dialyzer reprocessing room (where, with both the patients's and physician's consent, the patient's dialyzer is sterilized for reuse), staff work areas, offices and a staff lounge and kitchen. The Company's facility also has a designated area for training patients in home dialysis. The Company's facility also offers amenities for the patients, such as a color television with headsets at each dialysis station.

    In accordance with conditions for participation in the Medicare ESRD program, the Company's facility has a qualified physician director ("Medical Director"). See "Physician Relationships" below. The Company's facility also has an Administrator and a registered nurse, who supervises the day-to-day operations of the facility and the staff. The staff consists of registered nurses, licensed practical or vocational nurses, patient care technicians, a social worker, a registered dietician, a unit clerk and bio-medical technicians.

    The Company also offers various forms of home dialysis, primarily CAPD.
Home dialysis services consist of providing equipment and supplies, training, patient monitoring and follow-up assistance to patients who prefer and are able to receive dialysis treatments in their homes. Patients and their families or other patient helpers are trained by a registered nurse to perform either CAPD or CCPD at home. Company training programs for CAPD or CCPD generally encompass two to three weeks.

EQUIPMENT SUPPLY AGREEMENT

    The Company has entered into a three (3) year agreement, commencing January 1, 1997, with a large medical equipment supplies, to purchase a significant portion of the medical equipment to be utilized in the Company's dialysis operations from such supplier on a discounted basis.

INPATIENT DIALYSIS SERVICES

    The Company provides inpatient dialysis services (excluding physician professional services) to five (5) hospitals. These services are required in connection with the hospital's inpatient services for a per treatment fee individually negotiated with each hospital. In most instances, the Company transports the dialysis equipment and supplies to the hospital when requested and administers the dialysis treatment. Examples of cases in which such inpatient services are required include patients with acute kidney failure resulting from trauma or similar causes, patients in the early stages of ERSD and ESRD patients who require hospitalization for other reasons.

ANCILLARY SERVICES

    Dialysis facilities may provide a comprehensive range of ancillary services to ESRD patients, the most significant of which is the administration of erythropoietin ("EPO") upon a physician's prescription. EPO is a bio-engineered protein which stimulates the production of red blood cells and is used in connection with all forms of dialysis to treat anemia, a medical complication frequently experienced by ESRD patients, and has the effect of reducing or eliminating the need for blood transfusions for dialysis patients. The Company administers EPO to ESRD patents, but currently does not provide other ancillary services to its patients.

PHYSICIAN RELATIONSHIPS

    A key factor in the success of a facility is its relationships with local nephorologists. An ESRD patient generally seeks treatment at a facility near such patient's home and where such patient's nephrologist has practice privileges. Consequently, the Company relies on its ability to meet the needs of referring physicians in order to continue to receive physician referrals of ESRD patients.

    The conditions of participation in the Medicare ESRD program mandate that treatment at a dialysis facility be "under the general supervision of a Director who is a physician." Generally, the Medical Director must be board eligible or board certified in internal medicine or pediatrics and have had at least 12 months of experience or training in the care of patients at ESRD facilities.
The Medical Directors at the Company's facility are Victor Gura, M.D. and Ronald
P. Lang, M.D., who are affiliates of the Company. See "Item 9 - Management" and "Item 12 - Security Ownership of Certain Beneficial Owners and Management."

    The Company's Medical Directors, who are affiliates of the Company, have entered into written contracts with the Company which specify their duties and establish their compensation (which is fixed for periods of one year or more). The compensation of the Medical Directors and other physicians under contract depend upon competitive factors in the local market, the physician's professional qualifications and responsibilities and the size and utilization of the facility or relevant program. Although the Company's Medical Directors are affiliates of the Company, the Company believes that these compensation arrangements are on terms no less favorable to the Company than could have been obtained from comparable independent third parties. The aggregate compensation of the Medical Directors and other physicians under contract is fixed for period of one year or more by written agreement.

    As is often true in the dialysis industry, one or a few physicians account for all or a significant portion of a dialysis facility's patient referral base. Therefore, the Company's selection of a location for a dialysis facility is determined in part by the physician or nephrologist selected (in advance) to serve as the Company's Medical Director. The Company primarily receives referrals of its patients from Drs. Gura, Lang and Uncyk, who are also affiliates of the Company. The loss of an important referring physician could have a material adverse effect on the operations of the Company.

    Generally, the Company has non-competition agreements with its Medical Directors or referring physicians.

QUALITY ASSURANCE

    QUALITY MANAGEMENT PROGRAM. The Company engages in organized and systematic efforts to measure, maintain and improve the quality of services it delivers and believes that it has earned a favorable reputation for quality in the dialysis community. The Company has recently implemented a quality management program designed to measure outcomes and improve the quality of its services. The Company's quality management program and clinical information systems have been developed and implemented at the Company's dialysis facility under the direction of the Company's executive management, Victor Gura, M.D. and Ronald P. Lang, M.D. The quality management program involves all areas of the Company's services, monitoring and evaluating all of the Company's activities with a focus on continuous improvement. These objectives are accomplished through measurable trend analysis based on specific statistical tools for analysis and communication, and through continuing employee and patient education.

    CLINICAL INFORMATION SYSTEMS. To support the quality management program and in response to current payor demands for cost-effective health care treatments with measurable outcomes, the Company utilizes a PC-based, networked clinical information system that will provide the Company, managed care organizations and other payors with detailed patient outcome reports and critical clinical information.

SOURCES OF REVENUE REIMBURSEMENT

    The following table provides information for the periods indicated regarding the percentage of Company net operating revenues provided by: (i) the Medicare ESRD program, (ii) Medicaid, (iii) private/alternative payors, such as private insurance and private funds, and (iv) hospital inpatient dialysis services.

                                             Years Ended December 31
                                             -----------------------
                                       1996                          1995
                                       ----                          ----

Medicare                               48.3%                         41.5%
Medicaid                               15.6                          21.1
Private/alternative payors             10.1                          11.6
Hospital inpatient
 dialysis services                     26.0                          25.8
                                       ----                          ----

    Total                              100.0%                        100.0%
                                       -----                         -----
                                       -----                         -----

    Under the Medicare ESRD program, Medicare reimburses dialysis providers for the treatment of individuals who are diagnosed to have ESRD and are eligible for participation in the Medicare program, regardless of age or financial circumstances. For each treatment, Medicare pays 80% of the amount set by the Medicare prospective reimbursement system, and a secondary payor (usually Medicare supplemental insurance or the state Medicaid program) pays approximately 20% of the amount set by the Medicare prospective reimbursement system. The State of California, the only state in which the Company operates dialysis facilities, provides Medicaid benefits to qualified recipients to supplement their Medicare entitlement. The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, some of which may have the effect of decreasing program payments, increasing costs or modifying the way the Company operates its dialysis business. See "Medicare Reimbursement."

    Assuming a patient is eligible for participation in the Medicare program, the commencement date of Medicare benefits for ESRD patients electing hemodialysis is dependent on several factors. For ESRD patients 65 years of age or older who are not covered by an employer group health plan, Medicare coverage commences immediately. For ESRD patients 65 years of age or older who are covered by an employer group health plan, Medicare coverage commences after an 18-month coordination period. ESRD patients under 65 years of age who are not covered by an employer group health plan (for example, the uninsured, those covered by Medicaid or by an individual health insurance policy) must wait 90 days after commencing dialysis treatments to be eligible for Medicare benefits. During the first 90 days of treatment, the patient, Medicaid or the private insurer is responsible for payment (and, in the case of the individual covered by private insurance, such responsibility is limited to the terms of the policy, with the patient being responsible for the balance). ESRD patients under 65 years of age who are covered by an employer group health plan must wait 21 months after commencing dialysis treatments before Medicare becomes the primary payor. During the first 21 months of treatments, the employer group health plan is responsible for payment at its negotiated rate or, in the absence of such a rate, at the Company's usual and customary rates, and the patient is responsible for deductibles and co-payments, if applicable, under the terms of the employer group health plan.

    If an ESRD patient with an employer group health plan elects home dialysis training during the first 90 days of dialysis, Medicare becomes the primary payor after 18 months. If an ESRD patient without an employer group health plan begins home dialysis training during the first three months of dialysis, Medicare immediately becomes the primary payor.

MEDICARE REIMBURSEMENT

    The Company is reimbursed by Medicare under a prospective reimbursement system for chronic dialysis services provided to ESRD patients. Under this system, the reimbursement rates are fixed in advance and have been adjusted from time to time by Congress. Although this form of reimbursement limits the allowable charge per treatment, it provides the Company with predictable and recurring per treatment revenues and allows the Company to retain any profit earned. Medicare has established a composite rate set by HCFA that governs the Medicare reimbursement available for a designated group of dialysis services, including the dialysis treatment, supplies used for such treatment, certain laboratory tests and certain medications. The Medicare composite rate is subject to regional differences based upon certain factors, including regional differences in wage earnings. Certain other services and items are eligible for separate reimbursement under Medicare and are not part of the composite rate, including certain drugs (including EPO), blood (for amounts in excess of three units per patient per year) and certain physician ordered tests provided to dialysis patients. Claims for Medicare reimbursement must generally be presented within 15 to 27 months of treatment depending on the month in which the service was rendered and for Medicaid secondary reimbursement, if applicable, within 60 to 90 days after payment of the Medicare claim. The Company generally submits claims monthly and is usually paid by Medicare within 30 days of the submission. If in the future Medicare were to include in its composite reimbursement rate any of the ancillary services presently reimbursed separately, the Company would not be able to seek separate reimbursement for these services and this would adversely affect the Company's results of operations to the extent a corresponding increase were not provided in the Medicare composite rate.

    The Company receives reimbursement for outpatient dialysis services provided to Medicare-eligible patients at rates that are currently between $118 and $138 per treatment, depending upon regional wage variations. The Medicare reimbursement rate is subject to change by legislation and recommendations by the Prospective Payment Assessment Commission ("PROPAC"). The Medicare ESRD reimbursement rate was unchanged from commencement of the program in 1972 until 1983. From 1983 through December, 1990, numerous Congressional actions resulted in net reduction of the average reimbursement rate from a fixed rate of $138 per treatment in 1983 to $126 per treatment in 1990. In 1990, Congress increased the ESRD reimbursement rate, effective January 1, 1991, resulting in an average ESRD reimbursement rate of $126 per treatment. In 1990, Congress required that the Department of Health and Human Services ("HHS") and PROPAC study dialysis costs and reimbursement and make findings as to the appropriateness of ESRD reimbursement rates. In January, 1997, PROPAC recommended a 2.8% increase be made in the reimbursement rate. However, Congress is not required to implement this recommendation and could either raise or lower the reimbursement rate. The Company is unable to predict what, if any, future changes may occur in the rate of reimbursement, or, if made, whether any such changes will have a material effect on the Company's revenues and net earnings.

    On June 1, 1989, the FDA approved the production and sale of EPO, and HCFA approved Medicare reimbursement for the use of EPO by dialysis patients.

    From June 1, 1989 through December 31, 1990, the Medicare ESRD program reimbursed for EPO at the fixed rate of $40 per administration of EPO, in addition to the dialysis facility's allowable composite rate for dosages of up to 9,999 units per administration. For higher dosages, an additional $30 per EPO administration was allowed. Effective January 1, 1991, the Medicare allowable prescribed rate for EPO was changed to $11 per 1,000 units, rounded to the nearest 100 units. Subsequently, legislation was enacted to reduce the Medicare prescribed rate for EPO by $1 per 1,000 units after December 31, 1993. There can be no assurance that the Company can maintain current operating margins in the future for EPO administrations due to potential reimbursement decreases, or to potential increases in product costs from its sole manufacturer.

MEDICAID REIMBURSEMENT

    Medicaid programs are state administered programs partially funded by the federal government. These programs are intended to provide coverage for patients whose income and assets fall below state defined levels and who are otherwise uninsured. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide certain coverages (e.g. oral medications) that are not covered by Medicare. State regulations generally follow Medicare reimbursement levels and coverages without any co-insurance amounts. The State of California, the only state in which the Company currently operates, requires beneficiaries to pay a monthly share of the cost based upon levels of income or assets. The Company is a licensed ESRD Medicaid provider in the State of California.

GOVERNMENT REGULATION

GENERAL

    The Company's dialysis operations are subject to extensive governmental regulations at the federal, state and local levels. These regulations require the Company to meet various standards relating to, among other things, the management of facilities, personnel, maintenance of proper records, equipment and quality assurance programs. The Company's dialysis facility is subject to periodic inspection by state agencies and other governmental authorities to determine if the premises, equipment, personnel and patient care meet applicable standards. To receive Medicare reimbursement, the Company's dialysis facility must be certified by HCFA. The Company's dialysis facility is so certified.

    Any loss by the Company of its various federal certifications, its authorization to participate in the Medicare or Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its revenues is derived or a change resulting from healthcare reform reducing dialysis reimbursement or reducing or eliminating coverage for dialysis services would have a material adverse effect on the Company's business. To date, the Company has not had any difficulty in maintaining its licenses or its Medicare and Medicaid authorizations. The healthcare services industry will continue to be subject to intense regulation at the federal and state levels, the scope and effect of which cannot be predicted. No assurance can be given that the activities of the Company will not be reviewed and challenged or that healthcare reform will not result in a material adverse change to the Company.

FRAUD AND ABUSE

    The Company's dialysis operations are subject to the illegal remuneration provisions of the Social Security Act (sometimes referred to as the "anti-kickback" statute) and similar state laws that impose criminal and civil sanctions on persons who solicit, offer, receive or pay any remuneration, whether directly or indirectly, in return for inducing the referral of a patient for treatment or the ordering or purchasing of items or services that are paid for in whole or in part by Medicare, Medicaid or similar state programs. Violations of the federal anti-kickback statute are punishable by criminal penalties, including imprisonment, fines or exclusion of the provider from future participation in the Medicare and Medicaid programs, and civil penalties, including assessments of $2,000 per improper claim for payment plus twice the amount of such claim and suspension from future participation in Medicare and Medicaid. Some state statutes also include criminal penalties. Although the federal statute expressly prohibits transactions that have traditionally had criminal implications, such as kickbacks, rebates or bribes for patient referrals, its language has not been limited to such obviously wrongful transactions. Court decisions state that, under certain circumstances, the statute is also violated when one purpose (as opposed to the "primary" or a "material" purpose) of a payment is to induce referrals. Proposed federal legislation would expand the federal illegal remuneration laws to include referrals of any patients regardless of payor source.

    In July, 1991 and in November, 1992, the Secretary of HHS published regulations that create exceptions or "safe harbors" for certain business transactions. Transactions that are structured within the safe harbors will be deemed not to violate the federal illegal remuneration statute. For a business arrangement to receive the protection of a relevant safe harbor, each and every element of the safe harbor must be satisfied. Transactions that do not satisfy all elements of a relevant safe harbor do not necessarily violate the illegal remuneration statute, but may be subject to greater scrutiny by enforcement agencies. The Company believes its arrangements with referring physicians are in material compliance with applicable laws. The Company seeks wherever practicable to structure its various business arrangements to satisfy as many safe harbor elements as possible under the circumstances. The Company believes that its arrangements with referring physicians materially satisfy the relevant safe harbor requirements. Although the Company has never been challenged under these statutes and believes it complies in all material respects with these and all other applicable laws and regulations, there can be no assurance that the Company will not be required to change its practices or experience a material adverse effect as a result of any challenge.

    The conditions of participation in the Medicare ESRD program mandate that treatment at a dialysis facility be "under the general supervision of a Director who is a physician." Generally, the Medical Director must be board eligible or board certified in internal medicine or pediatrics and have had at least 12 months of experience or training in the care of patients at ESRD facilities.
The Company has by written agreement engaged qualified physicians to serve as Medical Directors for its facility. These Medical Directors, Victor Gura, M.D. and Ronald P. Lang, M.D., are also affiliates of the Company. The Company may also contract with one or more physicians to serve as Assistant or Associate Medical Directors, or to direct specific programs, such as CAPD training, or to provide Medical Director services for acute dialysis services provided to hospitals. The compensation of the Medical Directors and other physicians under contract may depend upon competitive factors in the local market, the physician's professional qualifications and responsibilities and the size and utilization of the facility or relevant program. Although the Company's Medical Directors are affiliates of the Company, the Company believes that these compensation arrangements are on terms no less favorable to the Company than could have been obtained from comparable independent third parties. The aggregate compensation of the Medical Directors and other physicians under contract is fixed for period of one year or more by written agreement. Because in all cases, the Company's Medical Directors and the other physicians under contract refer patients to the Company's facilities, the federal anti-kickback statute may apply. The Company believes it is in material compliance with the anti-kickback statute with respect to its arrangements with these physicians under contract. Among the safe harbors promulgated by the Secretary of HHS is one relevant to the Company's arrangements with its Medical Directors and the other physicians under contract. That safe harbor, generally applicable to personal services and management contracts, sets forth six requirements. None of the Company's agreements with its Medical Directors or other physicians under contract satisfy all of these elements. However, the Company believes that the Company's agreements with its Medical Directors and other physicians under contract satisfy the relevant safe harbor requirements.

    The Company leases space utilized as a dialysis facility pursuant to a sublease with Medipace, an affiliate of Drs. Gura, Lang and Uncyk, which refers patients to the Company without remuneration to Medipace. However, the Company makes payment on the leased premises directly to a non-affiliate master lessor. Because of the referral of patients to the Company's facility by these physicians, the anti-kickback statute may apply. The Secretary of HHS has promulgated a safe harbor relevant to such arrangements, generally applicable to space rentals. The Company believes that the lease is in material compliance with the anti-kickback statute and that the lease satisfies in all material respects each of the elements of the space rental safe harbor.

    On July 21, 1994, the Secretary of HHS proposed a rule that the Secretary said "would modify the original set of safe harbor provisions to give greater clarity to the rulemaking's original intent." The proposed rule would, among other things, make changes to the safe harbors on personal services and management contracts, small entity investment and space rentals. The Company does not believe that its conclusions with respect to the application of these safe harbors to its current arrangements as set forth above would change if the proposed rule were adopted in the form proposed. However, the Company cannot predict the outcome of the rulemaking process or whether changes in the safe harbors rule will affect the Company's position with respect to the anti-kickback statute.

    The Company operates its dialysis facility in the State of California, which has enacted statutes prohibiting physicians from holding financial interests in various types of medical facilities to which they refer patients.

    A California statute makes it unlawful for a physician who has, or a member of whose immediate family has, a financial interest with or in an entity to refer a person to that entity for laboratory, diagnostic nuclear medicine, radiation oncology, physical rehabilitation, psychometric testing, home infusion therapy, or diagnostic imaging goods or services. Under the statute, "financial interest" includes, among other things, any type of ownership interest, debt, loan, lease, compensation, remuneration, discount, rebate, refund, dividend, distribution, subsidy or other form of direct or indirect payment, whether in money or otherwise, between a physician and the entity to which the physician makes a referral for the items described above. The statute also prohibits the entity to which the referral was made from presenting a claim for payment to any payor for a service furnished pursuant to a prohibited referral and prohibits a payor from paying for such a service. Violation of the statute by a physician is a misdemeanor and subjects the physician to civil fines. Violation of the prohibition on submitting a claim in violation of the statute is a public offense, subjecting the offender to a fine of up to $15,000 for each violation and possible action against licensure. The Company does not provide remuneration to its referring physicians for the administration of services provided to patients so referred.

    The Company believes it is in material compliance with current applicable laws and regulations. No assurance can be made that in the future the Company's business arrangements, past or present, will not be the subject of an investigation or prosecution by a federal or state governmental authority. Such an investigation or prosecution could result in any, or any combination, of the penalties discussed above depending upon the agency involved in such investigation and prosecution. None of the Company's business arrangement with physicians, vendors, patients or others have been the subject of investigation by any governmental authority. No assurance can be given that the Company's activities will not be reviewed or challenged by regulatory authorities. The Company monitors legislative developments and would seek to restructure a business arrangement if the Company determined that one or more of its business relationships place it in material noncompliance with such a statute.

STARK I

    Provisions of the Omnibus Budget Reconciliation Act of 1989 ("Stark I") restrict physician referrals for clinical laboratory services to entities with which a physician or an immediate family member has a "financial relationship." The entity is precluded from claiming payment for such services under the Medicare or Medicaid programs, is liable for the refund of amounts received pursuant to prohibited claims, can receive civil penalties of up to $15,000 per service and can be excluded from participation in the Medicare and Medicaid programs. Because of its broad language, Stark I may be interpreted by HCFA to apply to the Company's operations. However, regulations interpreting Stark I have created an exception to its applicability for services furnished in a dialysis facility if payment for those services is included in the ESRD composite rate. The Company believes that its compensation arrangements with its Medical Directors and other physicians under contract are in material compliance with the provisions of Stark I.

STARK II

    Provisions of the Omnibus Budget Reconciliation Act of 1993 ("Stark II") restrict physician referrals for certain "designated health services" to entities with which a physician or an immediate family member has a "financial relationship." The entity is prohibited from claiming payment for such services under the Medicare or Medicaid programs, is liable for the refund of amounts received pursuant to prohibited claims, can receive civil penalties of up to $15,000 per service and can be excluded from participation in the Medicare and Medicaid programs. Comparable provisions applicable to clinical laboratory services became effective in 1992. Stark II provisions which may be relevant to the Company became effective on January 1, 1995.

    Because of its broad language, Stark II may be interpreted by HCFA to apply to the Company's operations. Consequently, Stark II may require the Company to restructure certain existing compensation agreements with its Medical Directors, or, in the alternative, to refuse to accept referrals for designated health services from such physicians. The Company believes, but cannot assure, that if Stark II is interpreted to apply to the Company's operations, the Company will be able to bring its financial relationships with referring physicians into material compliance with the provisions of Stark II, including relevant exceptions. If the Company cannot achieve such material compliance, and Stark II is broadly interpreted by HCFA to apply to the Company, such application of Stark II could have a material adverse effect on the Company. A broad interpretation of Stark II to include dialysis services and items provided incident to dialysis services would apply to the Company's competitors as well.

    A "financial relationship" under Stark II is defined as an ownership or investment interest in, or a compensation arrangement between the physician and the entity. The Company has entered into compensation agreements with its Medical Directors and other referring physicians. The Company's Medical Directors are principal stockholders of the Company, and the Company subleases its dialysis facility from Medipace, an entity which refers patients to the Company and the interests of which are held by such principal stockholders, through a direct lease payment arrangement with a non-affiliate master lessor. The Company believes that such arrangements in material compliance with the anti-kickback statute, Stark II and the various state statutes.

    Stark II includes certain exceptions. A personal services compensation arrangement is excepted from Stark II prohibitions if: (i) the arrangement is set out in writing, signed by the parties, and specifies the services covered by the arrangement, (ii) the arrangement covers all of the services to be provided by the physician (or an immediate family member of such physician) to the entity, (iii) the aggregate services contracted for do not exceed those that are reasonable and necessary for the legitimate business purposes of the arrangement, (iv) the term of the arrangement is for at least one year, (v) the compensation to be paid over the term of the arrangement is set in advance, does not exceed fair market value, and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties, (vi) the services to be performed do not involve the counseling or promotion or a business arrangement or other activity that violates any state or federal law, and (vii) the arrangement meets such other requirements that may be imposed pursuant to regulations promulgated by HCFA. The Company believes that its compensation arrangements with Medical Directors and other physicians under contract materially satisfy the personal services exception to the Stark II prohibitions.

    Payments made by a lessor to a lessee for the use of premises are excepted from Stark II prohibitions if: (i) the lease is set out in writing, signed by the parties, and specifies the premises covered by the lease, (ii) the space rented or leased does not exceed that which is reasonable and necessary for the legitimate business purposes of the lease or rental and is used exclusively by the lessee when being used by the leasee, subject to certain permitted payments for common areas, (iii) the lease provides for a term of rental or lease for at least one year, (iv) the rental charges over the term of the lease are set in advance, are consistent with fair market value, and are not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties, (v) the lease would be commercially reasonable even if no referrals were made between the parties, and (vi) the lease meets such other requirements that may be imposed pursuant to regulations promulgated by HCFA. The Company believes that its lease arrangements from an entity affiliated with referring physicians materially satisfy the lease of premises exception to the Stark II prohibitions.

    For purposes of Stark II, "designated health services" includes: clinical laboratory services, radiology and other diagnostic services, durable medical equipment, parenteral and enteral nutrients, equipment and supplies, prosthetics and prosthetic devices, home health services, outpatient prescription drugs, and inpatient and outpatient hospital services. The Company believes that the language and legislative history of Stark II indicate that Congress did not intend to include dialysis services and the services and items provided incident to dialysis services within the Stark II prohibitions. Although the Company does not bill Medicare or Medicaid for hospital inpatient and outpatient services, the Company's Medical Directors may request or establish a plan of care that includes dialysis services for hospital inpatients and outpatients that may be considered a referral to the Company within the meaning of Stark II.

MEDICARE

    Because the Medicare program represents a substantial portion of the federal budget, Congress takes action in almost every legislative session to modify the Medicare program for the purpose of reducing the amounts otherwise payable from the program to health care providers. Legislation or regulations may be enacted in the future that may significantly modify the ESRD program or substantially reduce the amount paid for Company services. Further, statutes or regulations may be adopted which impose additional requirements in order for the Company to be eligible to participate in the federal and state payment programs. Such new legislation or regulations may adversely affect the Company's business operations.

OTHER REGULATIONS

    The Company's operations are subject to various state hazardous waste disposal laws. Those laws as currently in effect do not classify most of the waste produced during the provision of dialysis services to be hazardous, although disposal of non-hazardous medical waste is also subject to regulation. Occupational Safety and Health Administration regulations require employers of workers who are occupationally subject to blood or other potentially infectious materials to provide those workers with certain prescribed protections against bloodborne pathogens. The regulatory requirements apply to all health care facilities, including dialysis facilities, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide or employ hepatitis B vaccinations, personal protective equipment, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures, and engineering and work practice control. Employers are also required to comply within certain record-keeping requirements. The Company believes it is in material compliance with the foregoing laws and regulations.

    Although the Company believes it complies in all material respects with current applicable laws and regulations, the health care service industry will continue to be subject to substantial regulation at the federal and state levels, the scope and effect of which cannot be predicted by the Company. No assurance can be given that the Company's activities will not be reviewed or challenged by regulatory authorities.

COMPETITION

    The dialysis industry is fragmented and highly competitive, particularly in terms of acquisition of existing dialysis facilities and developing relationships with referring physicians. Competition for qualified physicians to act as Medical Directors is also high. There were over 3,000 dialysis facilities in the United States in 1996, of which approximately 27% were owned by independent physicians (down from 37% in 1992), 28% were hospital-based facilities (down from 33% in 1992), and 45% were owned by seven (7) major multi-facility dialysis providers (up from 30% in 1992). There are also numbers of health care providers that have entered or may decide to enter the dialysis business. Certain of the Company's competitors have substantially greater financial resources than the Company and may compete with the Company for acquisitions and development of facilities in markets targeted by the Company. Competition for acquisitions has increased the cost of acquiring existing dialysis facilities.

INSURANCE

    The Company carries property and general liability insurance, professional liability insurance and other insurance coverage in amounts deemed adequate by management. However, there can be no assurance that any future claims will not exceed applicable insurance coverage. Furthermore, no assurance can be given that malpractice and other liability insurance will be available at a reasonable cost or that the Company will be able to maintain adequate levels of malpractice insurance and other liability insurance in the future. Physicians practicing at the Company's facilities are required to maintain their own malpractice insurance. However, the Company maintains coverage for the activities of its Medical Directors (but not for their individual private medical practices).

EMPLOYEES

    As of March 31, 1997, the Company had fourteen (14) full-time employees, including two (2) executive, ten (10) medical and two (2) administrative personnel.

    The Company intends to hire additional personnel as the development of the Company's business makes such action appropriate. The loss of the services of key personnel could have a material adverse effect on the Company's business. Since there is intense competition for qualified personnel knowledgeable of the Company's industry, no assurance can be given that the Company will be successful in retaining and recruiting needed key personnel. The Company does not have key-man life insurance for any of its employees.

    The Company's employees are not represented by a labor union and are not covered by a collective bargaining agreement. The Company believes that its employee relations are good.

                                     RISK FACTORS

    THERE IS A LIMITED PUBLIC MARKET FOR THE COMPANY'S COMMON STOCK. PERSONS WHO MAY OWN OR INTEND TO PURCHASE SHARES OF COMMON STOCK IN ANY MARKET WHERE THE COMMON STOCK MAY TRADE SHOULD CONSIDER THE FOLLOWING RISK FACTORS, TOGETHER WITH OTHER INFORMATION CONTAINED ELSEWHERE IN THE COMPANY'S REPORTS, PROXY STATEMENTS AND OTHER AVAILABLE PUBLIC INFORMATION, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, PRIOR TO PURCHASING SHARES OF THE COMMON STOCK:

FINANCIAL RISKS

    LACK OF PROFITABILITY AND EXPANSION STRATEGY. The Company generated a loss of approximately $706,000 during the fiscal year ended December 31, 1996. Further, as of December 31, 1996, the Company had an accumulated deficit of approximately $706,000. The Company generated income from operations during the year ended December 31, 1996 of approximately $404,000. However, management believes that the $706,000 net loss on an overall basis during the year ended December 31, 1996 substantially resulted from costs of approximately $997,000 related to the Share Exchange Agreement, which the Company believes to be non-recurring costs. The Company's business strategy includes the proposed expansion of the Company's business operations by acquisitions and development of additional dialysis facilities and related health care service business. There can be no assurance that the Company's expansion strategy will create operating synergies with any proposed or development target or result in profitable operations. See "Item 6 - Management's Discussion and Analysis or Plan of Operation."

    NEED FOR ADDITIONAL CAPITAL FOR EXPANSION. The Company's current business plan includes a strategy to expand as a provider of dialysis services through the development of new dialysis facilities and the acquisition of additional dialysis facilities and other strategically related health care services in selected markets. The market for such acquisition prospects is highly competitive and management expects that certain potential acquirors will have significantly greater capital than the Company. In addition, financing for such acquisitions or development may not be available to the Company on commercially reasonable terms. In the event the Company cannot obtain the additional financing needed to fulfill its acquisition strategy, the Company may be unable to achieve its proposed expansion strategy. See "Item 6 - Management's Discussion and Analysis or Plan of Operation."

SECURITIES RISKS

    LIMITED PUBLIC MARKET FOR COMMON STOCK. There is currently a limited public market for the Common Stock. Holders of the Company's Common Stock may, therefore, have difficulty selling their Common Stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of Common Stock which may be purchased may be sold without incurring a loss. Any such market price of the Common Stock may not necessarily bear any relationship to the Company's book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the Common Stock in the future. Further, the market price for the Common Stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements or changes in general economic conditions. See "Item 5 - Market for Common Equity and Related Stockholder Matters."

    DISCLOSURE RELATING TO LOW-PRICED STOCKS. The Company's Common Stock is currently listed for trading in the over-the-counter market on the NASD Electronic Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, the Company's securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that the Company remains subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for the Company's securities. See "Item 5 - Market for Common Equity and Related Stockholder Matters."

    CONTROL BY PRINCIPAL STOCKHOLDERS. The Company's principal stockholders, directors and executive officers of the Company and their affiliates control the voting power of approximately 50.2% of the outstanding Common Stock. As a result of such Common Stock ownership, such persons will be in a position to exercise significant control with respect to the affairs of the Company and the election of directors. See "Item 11 - Security Ownership of Certain Beneficial Owners and Management."

    POTENTIAL CHANGE OF CONTROL. 3,834,128 shares of Common Stock, which are beneficially owned by certain of the Company's affiliates, Victor Gura, M.D. Ronald P. Lang, M.D. and Avraham H. Uncyk, and their affiliate, Medipace, which constitute approximately 45.5% of the currently issued and outstanding Common Stock, are the subject of certain pledge agreements for certain obligations of Medipace. A third party currently has asserted a claim of beneficial ownership with respect to 643,500 of these shares in connection with certain litigation, and may assert a claim of beneficial ownership of the balance of such shares in connection with such litigation. In the event that such third party prevails in such litigation and seeks to foreclose on these shares, there may occur a change of control which may have a material adverse effect on the business operations of the Company. See "Item 3
- Legal Proceedings," "Item 11 - Security Ownership of Certain Beneficial Owners and Management" and "Item 13 - Certain Relationships and Related Transactions."

    CERTAIN REGISTRATION RIGHTS. The Company has entered into various agreements pursuant to which certain holders of the Company's outstanding Common Stock, who are affiliates of the Company, have been granted the right, under various circumstances, to have Common Stock that is currently outstanding registered for sale in accordance with the registration requirements of the Securities Act upon demand or "piggybacked" to a registration statement which may be filed by the Company. Of the currently issued and outstanding Common Stock, 1,000,000 shares may be the subject of future registration statements pursuant to the terms of such agreements. In addition, currently outstanding options issued to certain consultants and employees to purchase up to 1,074,661 shares of Common Stock are either the subject of current registration statements or have certain registration rights. Any such registration statement may have a material adverse effect on the market price for the Company's Common Stock resulting from the increased number of free trading shares of Common Stock in the market. There can be no assurances that such registration rights will not be enforced or that the enforcement of such registration rights will not have a material adverse effect on the market price for the Common Stock. See "Item 12
- Certain Relationships and Related Transactions."

    POTENTIAL ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER PROVISIONS.  The
Company's Certificate of Incorporation includes certain provisions which are intended to protect the Company's stockholders by rendering it more difficult for a person or persons to obtain control of the Company without cooperation of the Company's management. These provisions include certain super-majority requirements for the amendment of the Company's Certificate of Incorporation and Bylaws. Such provisions are often referred to as "anti-takeover" provisions. The inclusion of such "anti-takeover" provisions in the Certificate of Incorporation may delay, deter or prevent a takeover of the Company which the stockholders may consider to be in their best interests, thereby possibly depriving holders of the Company's securities of certain opportunities to sell or otherwise dispose of their securities at above-market prices, or limit the ability of stockholders to remove incumbent directors as readily as the stockholders may consider to be in their best interests. See "Item 5 - Market for Common Equity and Related Stockholder Matters."

    SHARES ELIGIBLE FOR FUTURE SALE; ISSUANCE OF ADDITIONAL SHARES. Future sales of shares of Common Stock by the Company and its stockholders could adversely affect the prevailing market price of the Common Stock. There are currently 3,773,909 shares of Common Stock which are free trading shares or are eligible to have the restrictive legend removed pursuant to Rule 144(k) promulgated under the Securities Act. Further, 1,000,000 shares may be the subject of future registration statements pursuant to the terms of certain agreements between the Company and certain of its stockholders. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales may occur, could have a material adverse effect on the market price of the Common Stock. Pursuant to its Certificate of Incorporation, the Company has the authority to issue additional shares of Common Stock and Preferred Stock. The issuance of such shares could result in the dilution of the voting power of the currently issued and outstanding Common Stock. See "Item 5 - Market for Common Equity and Related Stockholder Matters."

    FUTURE ISSUANCES OF PREFERRED STOCK. The Company's Certificate of Incorporation, as amended, authorize the issuance of preferred stock with such designation, rights and preferences as may be determined from time to time by the Board of Directors, without stockholder approval. In the event of the issuance of additional series of preferred stock, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. See "Item 5 - Market for Common Equity and Related Stockholder Matters."

    LACK OF DIVIDENDS ON COMMON STOCK. The Company has paid no dividends on its Common Stock to date and there are no plans for paying dividends on the Common Stock in the foreseeable future. The Company intends to retain earnings, if any, to provide funds for the expansion of the Company's business. See "Item 5 - Market for Common Equity and Related Stockholder Matters."

GENERAL BUSINESS OPERATIONS RISKS

    DEPENDENCE ON MEDICARE, MEDICAID AND OTHER SOURCES OF REIMBURSEMENT. The Company is reimbursed for dialysis services primarily at fixed rates established in advance under the Medicare ESRD program. Under this program, once a patient becomes eligible for Medicare reimbursement, Medicare is responsible for payment of 80% of the composite rates determined by HCFA for dialysis treatments. Since 1972, qualified patients with ESRD have been entitled to Medicare benefit regardless of age or financial circumstances. The Company estimates that approximately 48% of its net operating revenues during its fiscal year ended December 31, 1996 were funded by Medicare. Since 1983, numerous Congressional actions have resulted in changes in the Medicare composite reimbursement rate from a national average of $138 per treatment in 1983 to a low of $125 per treatment on average in 1986 and to approximately $126 per treatment on average at present. The Company is not able to predict whether future rate changes will be made. Reductions in composite rates could have a material adverse effect on the Company's revenues and net earnings. Furthermore, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in prescribed rates, may adversely affect the Company's earnings in the future. The Company is also unable to predict whether certain services, as to which the Company is currently separately reimbursed, may in the future be included in the Medicare composite rate. See "Business - Operations - Sources of Revenue Reimbursement" and "Business - Operations - Medicare Reimbursement."

    Since June 1, 1989, the Medicare ESRD program has provided reimbursement for the administration to dialysis patients of EPO. EPO is beneficial in the treatment of anemia, a medical complication frequently experienced by dialysis patients. Many of the Company's dialysis patients receive EPO. Revenues from EPO (the substantial majority of which are reimbursed through Medicare and Medicaid programs) were approximately $765,000, or 25% of medical service revenues, in fiscal 1996. EPO reimbursement significantly affects the Company's net income. Medicare reimbursement for EPO was reduced from $11 to $10 per 1,000 units for services rendered after December 31, 1993. EPO is produced by a single manufacturer, and any interruption of supply or product cost increases could adversely affect the Company's operations. See "Business - Operations - Medicare Reimbursement."

    The State of California, the only state in which the Company currently operates dialysis facilities, provides Medicaid (or comparable) benefits to qualified recipients to supplement their Medicare entitlement. The Company estimates that approximately 16% of its net operating revenues during fiscal 1996 were funded by Medicaid or comparable state programs. The Medicaid programs are subject to statutory and regulatory changes, administrative ruling, interpretations of policy and governmental funding restrictions, all of which may have the effect of decreasing program payments, increasing costs or modifying the way the Company operates its dialysis business. See "Business - Operations - Medicaid Reimbursement."

    Approximately 36% of the Company's net operating revenues during fiscal
1996 were from sources other than Medicare and Medicaid. These sources include payments from third-party, non-government payors, at rates that generally exceed the Medicare and Medicaid rates, and payments from hospitals with which the Company has contracts for the provision of acute dialysis treatments. Any restriction or reduction of the Company's ability to charge for such services at rates in excess of those paid by Medicare would adversely affect the Company's net operating revenues and net income. The Company is unable to quantify or predict the degree, if any, of the risk of reductions in payments under these various payment plans. The Company is a party to non-exclusive agreements with certain third-party payors (one of which accounted for approximately 17% of the Company's net operating revenues in fiscal 1996), and termination of such third-party agreements could have an adverse effect on the Company. See "Business - Operations - Sources of Revenue Reimbursement."

    OPERATIONS SUBJECT TO GOVERNMENT REGULATION. The Company is subject to extensive regulation by both the federal government and the states in which the Company conducts its business. The Company is subject to the illegal remuneration provisions of the Social Security Act and similar state laws, which impose civil and criminal sanctions on persons who solicit, offer, receive or pay any remuneration, directly or indirectly, for referring a patient for treatment that is paid for in whole or in part by Medicare, Medicaid or similar state programs. In July, 1991 and November, 1992, the federal government published regulations that provide exceptions or "safe harbors" for certain business transactions. Transactions that are structured within the safe harbors are deemed not to violate the illegal remuneration provisions. Transactions that do not satisfy all elements of a relevant safe harbor do not necessarily violate the illegal remuneration statute, but may be subject to greater scrutiny by enforcement agencies. The Company believes that the arrangements between the Company and the Company's Medical Directors fall within the protection afforded by these safe harbors. Although the Company has never been challenged under these statutes and believes it complies in all material respects with these and all other applicable laws and regulations, there can be no assurance that the Company will not be required to change its practices or relationships with its Medical Directors or that the Company will not experience material adverse effects as a result of any such challenge.

    The Omnibus Budget Reconciliation Act of 1989 includes certain provisions ("Stark I") that restrict physician referrals for clinical laboratory services to entities with which a physician or an immediate family member has a "financial relationship." In August, 1995, HCFA published regulations interpreting Stark I. The regulations specifically provide that services furnished in an ESRD facility that are included in the composite billing rate are excluded from the coverage of Stark I. The Company believes that the language and legislative history of Stark I indicate that Congress did not intend to include laboratory services provided incidental to dialysis services within the Stark I prohibition. Violations of Stark I are punishable by civil penalties which may include exclusion or suspension of a provider from future participation in Medicare and Medicaid programs and substantial fines. Due to the breadth of the statutory provisions, it is possible that the Company's practices might be challenged under this law. Any such interpretation of Stark I would apply to the Company's competitors as well.

    The Omnibus Budget Reconciliation Act of 1993 includes certain provisions ("Stark II") that restrict physician referrals for certain "designated health services" to entities with which a physician or an immediate family member has a "financial relationship." The Company believes that the language and legislative history of Stark II indicate that Congress did not intend to include dialysis services and the services and items provided incident to dialysis services within the Stark II prohibitions. Violations of Stark II are punishable by civil penalties, which may include exclusion or suspension of the provider from future participation in Medicare and Medicaid programs and substantial fines. Due to the breadth of the statutory provisions and the absence of regulations or court decisions addressing the specific arrangements by which the Company conducts its business, it is possible that the Company's practices might be challenged under these laws. A broad interpretation of Stark II to include dialysis services and items provided incident to dialysis services would apply to the Company's competitors as well.

    A California statute that became effective January 1, 1995 makes it unlawful for a physician who has, or a member of whose immediate family has, a financial interest with or in an entity to refer a person to that entity for, among other services, laboratory services. The Company does not believe that the statute is intended to apply to laboratory services that are provided incidentally to dialysis services or that the Company's practices violate the statute. If the Company's practices were challenged under the statute, any such interpretation would apply to the Company's competitors as well.

    A number of proposals for health care reform have been made in recent years, some of which have included radical changes in the health care system. Health care reform could result in material changes in the financing and regulation of the health care business, and the Company is unable to predict the effect of such changes on its future operations. It is uncertain what legislation on health care reform, if any, will ultimately be implemented or whether other changes in the administration or interpretation of governmental health care programs will occur. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on the results of operations of the Company. See "Business - Operations - Medicare Reimbursement" and "Business - Governmental Regulation."

    COMPETITION. The Company directly and indirectly competes with other businesses, including businesses in the dialysis industry. In many cases, these competitors are larger and more firmly established than the Company. In addition, many of such competitors have greater marketing and development budgets and greater capital resources than the Company. Accordingly, there can be no assurance that the Company will be able to achieve and maintain a competitive position in the Company's industry. The dialysis industry is fragmented and highly competitive, particularly in terms of acquisitions of existing dialysis facilities and developing relationships with referring physicians. Certain of the Company's competitors have substantially greater financial resources than the Company and may compete with the Company for acquisitions of facilities in markets targeted by the Company. Competition for acquisitions has increased the cost of acquiring existing dialysis facilities. See "Business - Competition."

    DEPENDENCE ON PHYSICIAN REFERRALS AND REFERRALS FROM AFFILIATES. The Company's facilities are dependent upon referrals of ESRD patients for treatments by physicians specializing in nephrology and practicing in the communities served by the Company's dialysis facilities. As is generally true in the dialysis industry, at the Company's facility, one or a few physicians account for all or a significant portion of the patient referral base. The loss of one or more key referring physicians could have a material adverse effect on the operations of the Company. The Company primarily receives referrals of its ESRD patients from affiliates of the Company, who have interests in an affiliated entity which is not a subsidiary of the Company. If such interests are deemed to violate applicable federal or state law, such physicians may be forced to dispose of their ownership interests. The Company cannot predict the effect such dispositions would have on its business. See "Risk Factors - Operations Subject to Government Regulation," "Business - Operations - Physician Relationships" and "Business - Governmental Regulation."

    NO INDEPENDENT DIRECTORS. The Board of Directors consists of three directors, none of whom is independent. Although all directors are required to act in the best interests of the Company and its stockholders, directors not employed by the Company may be able to more independently assess certain key areas, such as compensation of management as it relates to operations and progress of the Company, and reviewing accounting issues, including the scope and adequacy of internal control procedures, and recommending independent auditors to serve the Company. The Company has no compensation committee. Independent directors also aid in avoiding conflicts of interest that exist by virtue of affiliation with the Company. Management has undertaken to appoint independent directors to the Board at such time as a qualified candidate is available. There can be no assurance that such candidates will be available. See "Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

    INSURANCE AND POTENTIAL LIABILITY. The Company maintains, and intends to continue to maintain, insurance, including insurance relating to personal injury and medical professional liability insurance in amounts the Company considers adequate and customary for the industry. The Company has never had a claim asserted against it notwithstanding the extensive dialysis treatments it has provided over the years. Nevertheless, a partially or wholly uninsured claim against the Company, if successful and of sufficient magnitude, could have a material adverse effect on the Company. There can be no assurance that such insurance will continue to be available to the Company in the future, or if so, that it will provide adequate coverage against potential liabilities or that a liability claim will not have a material adverse effect on the Company. See "Business - Insurance."

    DEPENDENCE ON KEY PERSONNEL. The Company is dependent upon the skills of its management team. There is strong competition for qualified personnel in the dialysis industry, and the loss of key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect the Company's business. There can be no assurances that the Company will be able to retain its existing key personnel or to attract additional qualified personnel. The Company does not have key-man life insurance on any employees of the Company. See "Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

    LIMITATIONS ON DIRECTOR LIABILITY. The Company's Certificate of Incorporation provides, as permitted by governing Delaware law, that a director of the Company shall not be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. In addition, the Company's Certificate of Incorporation and Bylaws provide for mandatory indemnification of directors and officers to the fullest extend permitted by Delaware law. Further, the Company has adopted certain forms of indemnification agreements which may be entered into with the Company's officers and directors. These provisions and agreements may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on behalf of the Company against a director. See "Item 10 - Executive Compensation - Indemnification of Officers and Directors."

    TRANSACTIONS WITH AFFILIATES; CONFLICTS OF INTEREST. The Company has entered into certain financial agreements with certain affiliates. Further, the Company is dependent on referrals of ESRD patients from such affiliates. Management of the Company believes that these agreements were negotiated at arms' length. However, the enforcement of these agreements may create conflicts of interests in the event of a dispute between the Company and any such parties. Although management of the Company intends to use its best efforts to mitigate any such conflicts of interests, there can be no assurances that management of the Company will be able to mitigate such conflicts of interest successfully. See "Item 12 - Certain Relationships and Related Transactions."

ITEM 2.  DESCRIPTION OF PROPERTIES.

    The Company leases offices located at 5901 West Olympic Boulevard, Suite 109, Los Angeles, California 90036, pursuant to a sublease agreement with Medipace. The premises include a portion of premises leased by Medipace, an affiliate of Drs. Gura, Lang and Uncyk, who are affiliates of the Company, from a non-affiliate master lessor pursuant to a master lease agreement. The Company makes rental payments directly to the master lessor, with respect to the portion of the premises which are the subject of the sublease. This facility serves as the Company's principal executive offices and as a dialysis facility in the Company's business operations. The Company pays a monthly rent of approximately $6,760 on a lease which expires on August 31, 2000. See "Item 3 - Legal Proceedings" and "Item 12 - Certain Relationships and Related Transactions."

    The Company leases a 7500 square foot office space in Los Angeles, California which is the process of being renovated for purposes of serving as a dialysis facility in the Company's business operations. The Company anticipates that the facility will be in operation in or about June, 1997. The Company pays $10,500 per month on a lease which expires on May 31, 2007.

    As of May 17, 1996, the Company acquired that certain real property (the "Real Property") located at 6000 San Vicente Boulevard, Los Angeles, California, for a purchase price of $2,055,000, as adjusted for certain credits to the Company with respect to the purchase price. The Real Property includes the improvement of a hospital facility. The Real Property is subject to three (3) deeds of trust in the aggregate amount of $2,025,000.

    The loans on the Real Property are personally guaranteed by Ehud Barkai, who is not an affiliate of the Company, and by Drs. Gura and Lang. The Company has entered into an agreement (the "Agreement to Perform Loan Covenants") with Mr. Barkai to perform the covenants, conditions and restrictions required of the Company under the loan agreements with respect to the acquisition of the Real Property. The Company has granted to Mr. Barkai's affiliated corporation, Aegis Medical Systems, Inc. ("Aegis"), an all inclusive deed of trust ("AITD"), with an assignment of rents, issues and profits and a power of sale to secure the Company's agreement to repay the loans on the Real Property which are guaranteed by Mr. Barkai.

    The Company also has executed a promissory note in the amount of $200,000 payable to Aegis, which is due and payable on April 17, 1997, as a fee in connection with the purchase of the Real Property. The promissory note bears interest at the rate of 1% PER ANNUM until August 15, 1996, and if not paid in full by such date, bears interest at the rate of 10% PER ANNUM thereafter until paid in full. The promissory note is secured by an AITD in favor of Aegis with an assignment of rents, issues and profits and a power of sale. The Company has an agreement with Aegis to convert the $200,000 note into Common Stock.

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

ITEM 3.  LEGAL PROCEEDINGS.

    LEASE LITIGATION. The Company occupies its business premises at 5901 West Olympic Boulevard, Los Angeles, CA 90036 ("Suite 109"), pursuant to a sublease with Medipace dated May 10, 1996 ("Sublease"). On or about January 16, 1997, Medipace received a Three Day Notice to Pay Rent or Quit ("Three Day Notice") from its landlord, Midway Hospital Medical Center, Inc. ("Midway"), alleging that Medipace is in default on its rental obligation pursuant to the lease between Medipace and Midway ("Master Lease"). The Master Lease includes Suite 109 subleased to the Company, as well as additional premises occupied by Medipace. The Three Day Notice includes Suite 109 subleased to the Company. Medipace has not brought its rental obligation to Midway current, but Midway has also not brought an unlawful detainer proceeding to regain possession of the leased premises. Instead, Midway has brought suit against Medipace for breach of the Master Lease and seeks amounts due under the Master Lease, but did not include a claim for possession of the premises. ORNDA HOSPITAL CORPORATION, ET AL. VS. MEDIPACE MEDICAL GROUP, INC., ET AL., Los Angeles County, California, Superior Court Case No. BC 166619 filed February 27, 1997 (the "Lease Action"). The Company is not named as a party in the Action.

    The Company believes that it is not in default of any obligations to either Medipace or Midway. The Company also believes that should Midway try to evict it from Suite 109, that Midway will be unsuccessful. The Company's basis therefor is that: (i) Midway consented to the Sublease, (ii) the Sublease provides that if the Master Lease terminates before the expiration of the Sublease, the Company will attorn to Midway at Midway's option, without right of the Company to terminate the Sublease or to surrender possession of the premises, (iii) Midway has billed the Company directly and separately for the rent on Suite 109, (iv) the Company has paid the rent on Suite 109 directly to Midway, and (v) the Company is current on the rent on Suite 109.

    It is not known at this time whether or not Midway will allow the Company to continue to occupy Suite 109 for the duration of the Sublease, or attempt to evict the Company therefrom. Since no proceeding has been initiated and no discovery has taken place, all relevant factors which may affect the outcome of such a proceeding, if instituted, are not known to the Company and the Company is not able to evaluate the likelihood of a favorable or unfavorable outcome.

    The Lease Action has another possible effect upon the Company, in that one of the causes of action therein seeks foreclosure on, and sale of, a control portion of the Company's Common Stock (643,500 shares) presently held by affiliates. As previously stated, the Company is not a party to the Lease Action. As a result, and because the Lease Action has just been filed and no discovery has taken place, all relevant factors which could affect the outcome thereof, as well as its effect upon the Company, are not known to the Company and the Company is not able to evaluate the likelihood of a favorable or unfavorable outcome and/or the effect upon the Company. See "Item 11 - Security Ownership of Management and Certain Beneficial Owners" and "Item 12 - Certain Relationships and Related Transactions."

    CHAPTER 11 REORGANIZATION. On July 14, 1993, the Company and its then existing subsidiaries filed a voluntary petition in the United States Bankruptcy Court for the District of Colorado (the "Bankruptcy Court") seeking to reorganize under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in connection with the Company's prior business operations, at a time when the Company's name was "Sargent, Inc." ("Sargent").

    The Share Exchange Agreement between LACD and Sargent became effective on May 11, 1996. The bankruptcy proceeding does not relate to the operations of LACD, which became a wholly-owned subsidiary of the Company in connection with the Share Exchange Agreement, or the Company's current business operations or management.

    Sargent and its then existing subsidiaries operated as debtor-in-possession ("DIP") under the Bankruptcy Code from July 14, 1993 to July 25, 1994 in accordance with the Bankruptcy Court's orders issued from time to time. As a DIP, Sargent was authorized to operate its business, but could not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court. The bankruptcy proceedings of Sargent and its subsidiaries were consolidated for administrative purposes only. Each debtor maintained its own separate bankruptcy case. Pursuant to the Bankruptcy Code, a committee of Sargent's unsecured creditors was appointed. Among other things, that committee reviewed proposed business transactions out of the ordinary course of business and negotiated with Sargent concerning a plan of reorganization. The unsecured creditors were paid in full on January 11, 1995.

    On August 11, 1994, the Bankruptcy Court confirmed the Plan of Reorganization that Sargent had filed for Chapter 11 reorganization. The Plan of Reorganization became effective as of July 25, 1994.

    Pursuant to the Plan of Reorganization, pre-existing equity interests of Sargent were significantly diminished, Sargent's obligations to certain pre-petition creditors were restricted and certain creditors which has provided debtor-in-possession financing and/or management services to Sargent's Common Stock in exchange for their credits and/or management services.

    The Company has satisfied the balance of the obligations of the pre-petition creditors and intends to file documents with the Bankruptcy Court to dismiss the bankruptcy proceedings in the near future.

    Except as set forth above, the Company is not a party to any material litigation and is not aware of any pending or threatened litigation that could have a material adverse effect on the Company's business, operating results or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    As of May 12, 1996 the Company's stockholders adopted the following resolutions by the written consent of in excess of a majority of the issued and outstanding Common Stock by the votes set forth below:

    (1) To adopt the Company's 1996 Stock Option Plan and to reserve up to 1,000,000 shares of the Company's Common Stock for issuance under the 1996 Stock Option Plan. (4,234,128 shares in favor, and 2,111,343 not voting or abstained.)

    (2) To adopt the Company's Restated Certificate of Incorporation and Bylaws. (4,234,128 shares in favor, and 2,111,343 not voting or abstained.)

                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    As of April 15, 1997, the authorized capital stock of the Company consisted of 50,000,000 shares of common stock, par value $0.01 per share (the "Common Stock") and 5,000,000 shares of preferred stock, par value $0.01 per share (the "Preferred Stock"). As of April 15, 1997, there were issued and outstanding 8,433,471 shares of Common Stock and options to purchase 1,209,922 shares of Common Stock. Further, the Company has issued and outstanding warrants to purchase up to 500,000 shares of Common Stock to certain affiliates of the Company based on future financial performance by the Company during the fiscal years ending December 31, 1997 to 2001.

    The Company's Common Stock is listed for trading in the over-the-counter market and is quoted on the NASD Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. under the symbol "NQCI." The Company's Common Stock has a very limited trading history.

      The following table sets forth quotations for the bid and asked prices for the Common Stock for the periods indicated below, based upon quotations between dealers, without adjustments for stock splits, dividends, retail mark-ups, mark-downs or commissions, and therefore, may not represent actual transactions:

                                    BID PRICES           ASKED PRICES
                                    ----------           ------------
                                  HIGH      LOW        HIGH         LOW
                                  ----      ---        ----         ---

YEAR ENDED DECEMBER 31, 1996

 1st Quarter .............        5/32       5/32         2          2
 2nd Quarter .............        1/2        5/32         2          2
 3rd Quarter .............        2           1/4         4          9/16
 4th Quarter .............        3/4         1/4       7/8          13/32

YEAR ENDING DECEMBER 31, 1997

 1st Quarter .............        2 5/32    11/16     2 7/32          13/16

    The bid and asked sales prices of the Common Stock, as traded in the over-the-counter market, on April 9, 1997, were approximately $1.47 and $1.53, respectively. These prices are based upon quotations between dealers, without adjustments for retail mark-ups, mark-downs or commissions, and therefore may not represent actual transactions.

    No dividend has been declared or paid by the Company since inception. The Company does not anticipate that any dividends will be declared or paid in the future.

    The transfer agent for the Company is American Securities Transfer, Inc., 938 Quail Street, Suite 101, Denver, Colorado 80215, (303) 234-5300.

CERTAIN ANTI-TAKEOVER PROCEDURAL REQUIREMENTS

    The Company's Certificate of Incorporation adopts certain measures which are intended to protect the Company's stockholders by rendering it more difficult for a person or persons to obtain control of the Company without cooperation of the Company's management. These measures include the potential implementation of certain supermajority requirements for the amendment of the Company's Certificate of Incorporation and Bylaws. Such measures are often referred to as "anti-takeover" provisions.

    The inclusion of such "anti-takeover" provisions in the Certificate of Incorporation may delay, deter or prevent a takeover of the Company which the stockholders may consider to be in their best interests, thereby possibly depriving holders of the Company's securities of certain opportunities to sell or otherwise dispose of their securities at above-market prices, or limit the ability of stockholders to remove incumbent directors as readily as the stockholders may consider to be in their best interests.

    BUSINESS COMBINATIONS WITH SUBSTANTIAL STOCKHOLDERS. Delaware law contains a statutory provision which is intended to curb abusive takeovers of Delaware corporations. Section 203 of the Delaware General Corporation Law addresses the problem by preventing certain business combinations of the corporation with interested stockholders within three years after such stockholders become interested. Section 203 provides, with certain exceptions, that a Delaware corporation may not engage in any of a broad range of business combinations with a person or an affiliate, or associate of such person, who is an "interested stockholder" for a period of three (3) years from the date that such person became an interested stockholder unless: (i) the transaction resulting in a person becoming an interested stockholder, or the business combination, is approved by the Board of Directors of the corporation before the person becomes an interested stockholder; (ii) the interested stockholder acquired 85% or more of the outstanding voting stock of the corporation in the same transaction that makes such person an interested stockholder (excluding shares owned by persons who are both officers and directors of the corporation, and shares held by certain employee stock ownership plans); or (iii) on or after the date the person becomes an interested stockholder, the business combination is approved by the corporation's board of directors and by the holders of at least 66-2/3% of the corporation's outstanding voting stock at an annual or special meeting, excluding shares owned by the interested stockholder. Under Section 203, an "interested stockholder" is defined as any person who is: (i) the owner of fifteen percent (15%) or more of the outstanding voting stock of the corporation or (ii) an affiliate or associate of the corporation and who was the owner of fifteen percent (15%) or more of the outstanding voting stock of the corporation at any time within the three (3) year period immediately prior to the date on which it is sought to be determined whether such person is an interested stockholder.

    SUPERMAJORITY REQUIRED FOR AMENDMENT. In order to insure that the substantive provisions set forth in the Certificate of Incorporation are not circumvented by the amendment of such Certificate of Incorporation pursuant to a vote of a majority of the voting power of the Company's outstanding shares, the Certificate of Incorporation also provides that any amendment, change or repeal of the provisions contained in the Certificate of Incorporation with respect to:
(i) the Company's capitalization, (ii) amendment of the Bylaws, (iii) determination by the Board of the number of directors, (iv) filling Board vacancies, (v) the requirement that stockholder action be taken at an annual or special meeting, (vi) requirements with respect to appraisal rights for stockholders, or (vii) the amendment of the provision imposing such supermajority requirement for amendment of the Certificate of Incorporation, shall require the affirmative vote of the holders of at least 66 2/3% of the voting power of all outstanding shares of voting stock, including, in any instance where the repeal or amendment is proposed by an interested stockholder (as such term is defined in Section 203 of the Delaware General Corporation Law) or its affiliate or associate, the affirmative vote of a majority of the voting power of all outstanding shares of voting stock held by persons other than such interested stockholder or its affiliates or associates. However, only the affirmative vote of the majority of the voting power of all outstanding shares of voting stock is required if the amendment of any of the foregoing provisions is approved by a majority of the Continuing Directors (as such term is defined in the Certificate of Incorporation).

    The Certificate of Incorporation permits the Board of Directors to adopt, amend or repeal any or all of the Company's bylaws without stockholder action and provide that such bylaws may also be adopted, amended or repealed by its stockholders, but only if approved by holders of 66 2/3% or more of the voting power of all outstanding shares of voting stock, including in any instance in which the alteration is proposed by an interested stockholder or by affiliates or associate of any interested stockholder, the affirmative vote of the holders of at least a majority of voting power of all outstanding shares of voting stock held by persons other than the interested stockholder who proposed such action. However, the only stockholder vote required if the modification is approved by a majority of the continuing directors is the affirmative vote of the majority of the voting power of all outstanding shares of voting stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    OVERVIEW OF PRESENTATION. On May 11, 1996, the Company entered into the Share Exchange Agreement with LACD, Victor Gura, M.D., Avraham H. Uncyk, M.D. and Ronald P. Lang, M.D., pursuant to which the Company issued an aggregate of 4,234,128 shares of the Company's common stock, par value $0.01 per share (the "Common Stock") in exchange for 100% of the issued and outstanding shares of common stock of LACD. In connection with the closing of the Share Exchange Agreement, LACD became the principal operating subsidiary of the Company. On May 28, 1996, the Company changed its name to "National Quality Care, Inc."

    Since approximately May, 1996, the focus of the Company's principal business operations has been the providing of high-quality integrated dialysis services for patients suffering from ESRD.

    The financial statements of the Company included in this Report have been presented, for accounting purposes, as a recapitalization of LACD, with LACD as the acquiror of the Company. For purposes of clarity in this section, the term "Company" reflects the financial condition and results of operations of LACD and the combined operations of the parent holding company and LACD following the completion of the Share Exchange Agreement.

    RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995. Total income for the year ended December 31, 1996 increased approximately 21% to $3,218,623 from $2,658,551 for the year ended December 31, 1995. Medical service revenue for the year ended December 31, 1996 increased approximately 15% to $3,050,346 from $2,658,551 for the year ended December 31, 1995. This increase primarily resulted from an increase in volume of inpatient and home dialysis care. In addition, the Company received rental income of $168,277 during the year ended December 31, 1996 from certain real property owned by the

Company in Los Angeles, California utilized by a non-affiliate as a hospital facility. See "Item 2 - Description of Properties."

    Total operating expenses during the year ended December 31, 1996 increased 66% to $2,814,117 from $1,692,083 during the year ended December 31, 1995. Total operating expenses include: (i) cost of medical services, (ii) selling, general and administrative expenses, and (iii) rental expenses, as follows:

    Cost of medical services during the year ended December 31, 1996 increased approximately 40% to $1,783,468 from $1,274,873 during the year ended December 31, 1995. This increase primarily resulted from the increase in medical supplies utilized in the Company's business operations due to the corresponding increase in volume of inpatient and home dialysis care. Cost of medical services primarily consist of two (2) categories: (i) medical services and supplies, and (ii) outside services. Medical services and supplies for the year ended December 31, 1996 increased approximately 32% to $1,334,977 from $1,015,129 for the year ended December 31, 1995. The increase was primarily due to rising usage of medical supplies prescribed, which in turn resulted in higher revenues. Outside services for the year ended December 31, 1996 increased approximately 84% to $410,816 from $222,968 for the year ended December 31, 1995. The increase was primarily attributable to the rise of inpatient services.

    Selling, general and administrative expenses during the year ended December 31, 1996 increased to $989,346 from $417,210 during the year ended December 31, 1995. This increase primarily related to legal, accounting and consulting fees following the completion of the transactions contemplated by the Share Exchange Agreement and the development of the Company's business plan and acquisition strategy.

    Rental expenses during the year ended December 31, 1996 were $41,303, which were not incurred during the year ended December 31, 1995. These rental expenses related to the hospital building purchased by the Company in 1996. See "Item 2 - "Description of Properties."

    Other expenses increased during the year ended December 31, 1996 to $1,108,359 from $58,082 during the year ended December 31, 1995. This increase in expenses between the respective years resulted primarily from:
(i) certain non-recurring expenses of $997,580 in 1996 which were not incurred in the prior year, related to the Share Exchange Agreement, including legal, accounting and consulting fees and (ii) increased interest expenses to $143,048 from $58,082, primarily arising from interest expenses relating to the mortgage on the hospital facility. These expenses were offset by certain additional income in 1996 in the aggregate of amount of $32,269, which the Company did not generate in 1995.

    As a result of the foregoing, the Company experienced a net loss of $706,253 during the year ended December 31, 1996, as compared to net income of $908,386 during the year ended December 31, 1995. The Company experienced income from operations during each of the years ended December 31, 1996 and 1995. However, income from operations during the year ended December 31, 1996 decreased to $404,506 from $966,488 during the year ended December 31, 1995. Management believes that this decrease in income from operations primarily resulted from expenses incurred following the completion of the Share Exchange Agreement. Although the Company believes that some of the expenses related to the Share Exchange Agreement may not be recurring expenses, there can be no assurances that comparable amounts of expenses may not arise in connection with the development of the Company's proposed business plan, particularly as may relate to any financings, acquisitions or development which may occur. However, the Company's proposed business plan contemplates the growth of revenues in connection with the Company's expansion strategy. There can be no assurance that the Company's acquisition strategy will create operating synergies with any acquired proposed acquisition or development target or result in profitable operations. See "Liquidity and Capital Resources."

    As of December 31, 1996, the Company had net operating loss carryforwards totalling approximately $670,000 and $335,000 for federal and state income tax purposes, respectively. Utilization of the Company's net operating loss may be subject to limitation under certain circumstances.

    LIQUIDITY AND CAPITAL RESOURCES. At December 31, 1996, the ratio of current assets to current liabilities was 1.22 to 1.00 compared to .23 to 1.00 at December 31, 1995. The inventory consists of medical supplies and medications.

    The Company has historically financed its operations through the use of working capital and loans to the Company. In the year ended December 31, 1996, the Company also converted certain professional expenses of approximately $940,000 incurred in connection with the completion of the Share Exchange Agreement into shares of Common Stock.

    Cash and cash equivalents were $121,812 as of December 31, 1996, as compared to no cash or cash equivalents as of December 31, 1995. This increase was primarily attributable to improved cash management in the Company's dialysis operations.

    As of December 31, 1996, the Company had long-term borrowings in the aggregate amount of $1,804,805, the current portion of which was $380,414. As of December 31, 1995, the Company had long-term borrowings of $3,645. The increase in long-term borrowings relates to the purchase of the hospital facility in 1996, which is secured by deed of trust on such property.

    As of December 31, 1996, the Company had short-term borrowings in the aggregate amount of $361,074, an increase from $134,838 as of December 31, 1995. The increase was attributable to a note payable of $200,000 related to the acquisition of the hospital facility and a working capital loan of $161,074 from Orion due on June 30, 1995, which in part was utilized to repay the prior year's short-term obligations. The amount owing to Orion is secured by the accounts receivable of the Company, and the subject of a limited guaranty by Dr. Gura. As of April 15, 1997 the balance owing on the note to Orion was $64,197. The Company has reached an agreement to convert the $200,000 note into Common Stock. In addition, $19,340 of the current portion of long-term debt will be payable during the year ending December 31, 1997. Further, an obligation in the amount of $464,755, which was reflected at the end of the 1995 was retained by the former parent of LACD.

    As of October 18, 1996, the Company completed the sale (the "Warehouse Sale") of certain real estate and other assets, related to the Company's prior business operation of a potato warehouse (the "Warehouse Assets") in Monte Vista, Colorado, to certain former affiliates of the Company for the purchase price of approximately $1,415,000. The purchase price was paid in the form of $550,000 in cash and two (2) promissory notes in the aggregate amount of approximately $865,000 (subject to certain adjustments), and secured by a pledge of 648,201 shares of Common Stock. In connection with the Warehouse Sale, the Company paid certain obligations which were secured by the Warehouse Assets, including John B. Milne ($225,520.84), Combs and Medica ($12,487.90), which were obligations in connection with a bankruptcy proceeding filed by management of the Company's prior business operations, and Orion Corporate Funding, Inc. ("Orion") ($188,312.51). The payments resulted in a reduction of approximately $315,000 in short-term borrowing. On October 31, 1996, the Company also loaned the sum of $66,811.76 to Medipace, an affiliate of each of the Company's three
(3) directors and largest stockholders, which is the subject of a demand promissory note payable by Medipace bearing interest at the rate of 8% PER ANNUM. The Company also has a demand note receivable from Medipace in the principal amount of $47,853.85, pursuant to a promissory note, dated May 22, 1996, bearing interest at the rate of 8% PER ANNUM.. See "Item 3 - Legal Proceedings" and "Item 12 - Certain Relationships and Related Transactions."

    As of April 15, 1997, the obligors on the promissory notes assigned 630,201 of the shares of Common Stock to a third party, who executed a promissory note payable to the Company in the principal amount of $1,000,000, bearing interest at the rate of 10% PER ANNUM, and due and payable on or before February 23, 1998. The promissory notes executed by the initial obligors were cancelled. The obligation owing to the Company on the $1,000,000 promissory note is secured by the 630,201 shares of Common Stock, which are held in escrow. Management believes that the note receivable will be collected through the sale of the shares held in escrow. See "Item 11- Security Ownership of Certain Beneficial Owners and Management" and "Item 12 - Certain Relationships and Related Transactions."

    The Company's cash flow needs for the year ended 1996 were primarily provided from operations, loans to the Company and the conversion of debt related to the Share Exchange Agreement into Common Stock. Management believes that, as of December 31, 1996, and for the foreseeable future, the Company will be able to finance costs of current levels of operations from revenues, including the payment of the obligations on the hospital facility and the note payable to Orion.

    The Company's current business plan includes a strategy to expand as a provider of dialysis services through the development of new dialysis facilities and the acquisition of additional facilities and other strategically related health care services in selected markets. The market for such acquisition prospects is highly competitive and management expects that certain potential acquirors will have significantly greater capital than the Company. The Company currently experiences profitable operations and positive cash flow. However, the Company does not currently generate sufficient cash flow to finance any such expansion plans rapidly. In order to finance more rapid expansion plans, the Company will require financing from external sources. The Company does not have any commitment for such financing and there can be no assurances that the Company will be able to obtain any such financing on terms favorable to the Company or at all. In the event the Company cannot obtain such additional financing, the Company may be unable to achieve its proposed expansion strategy.

ITEM 7.  FINANCIAL STATEMENTS.

    Consolidated balance sheets of National Quality Care, Inc. and subsidiary as of December 31, 1996 and 1995, and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended.

    The financial statements required by this Item 7 are included elsewhere in this Report and incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    As of August 15, 1996, in connection with the closing of the transactions contemplated by the Share Exchange Agreement, the Company determined to change the Company's fiscal year end from July 31 to December 31.

    As of August 15, 1996, the Company determined to engage Singer Lewak Greenbaum & Goldstein LLP, as the Company's independent certified accountants to replace Ehrhardt Keefe Steiner & Hottman PC, whose report with respect to the Company's financial statements for the former fiscal year ended July 31, 1995, was included in the Company's Form 10-KSB for the fiscal year ended December 31, 1995 prior to the Company's change to a December 31 fiscal year end. By letter dated August 15, 1996, the Company dismissed Ehrhardt Keefe Steiner & Hottman PC as independent certified accountants for the Company.

    The former independent accountant's annual report covering the former fiscal year ended July 31, 1995 has not included an adverse opinion or disclaimer of opinion, and have not been modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the two (2) most recent fiscal years and during any subsequent interim periods preceding such dismissals, there has not developed any disagreement between such former independent accounts and management of the Company or other reportable events which have not been resolved to the former independent accountants' satisfaction who had been the Company's independent certified accountants.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    The directors of the Company currently have terms which will end at the next annual meeting of the stockholders of the Company or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of the Company's directors and executive officers.

    In connection with the Share Exchange Agreement, Victor Gura, M.D., Ronald
P. Lang, M.D. and Avraham H. Uncyk, M.D. were named as directors and executive officers of the Company and A. Vern Tharp and Edwin H. Hawkins, who were the directors and executive officers of the Company prior to the Closing of the Share Exchange Agreement, agreed to resign in their capacities as directors and executive officers. As of January 15, 1997, Dr. Uncyk resigned as a director of the Company, and Judith Gordon, who is the wife of Dr. Uncyk, was appointed as a director of the Company. The following reflects certain biographical information on the current directors and executive officers of the Company:

         NAME                     POSITION                      AGE
         ----                     --------                      ---

    Victor Gura, M.D.        Director, President                54
                             and Chief Executive
                             Officer

    Ronald P. Lang, M.D.     Director and Secretary             47

    Ron Berkowitz            Chief Operating Officer
                             and Chief Financial Officer        44

    Judith Gordon            Director                           41


    VICTOR GURA, M.D. has been a director and the President and Chief Executive Officer of the Company since May 11, 1996. Dr. Gura is a medical doctor who is board certified in internal medicine/nephrology. He has been a director of Medipace Medical Group, Inc., a medical group in Los Angeles, California, since 1980. He has been an attending physician at Cedars-Sinai Medical Center since 1984 and the medical director of Midway Dialysis Center since 1985. Dr. Gura also serves as a Clinical Assistant Professor at UCLA School of Medicine. Dr. Gura graduated from the School of Medicine, Buenos Aires University in 1966, completed his residency in internal medicine and nephrology in Israel, and was a fellow at the nephrology departments at Tel Aviv University Medical School and USC Medical Center.

    RONALD P. LANG, M.D. has been a director and the Secretary of the Company since May 11, 1996. Dr. Lang is a medical doctor who is board certified in internal medicine/nephrology. He has been a physician with Medipace Medical Group, Inc. since 1983. Dr. Lang graduated from the Ohio State University College of Medicine in 1973, completed his residency at St. Luke's Medical Center in Chicago, Illinois, and was a fellow in the nephrology department at UCLA-Center for the Health Sciences/Wadsworth Veterans Hospital. Dr. Lang also serves as a Clinical Assistant Professor of Medicine at UCLA School of Medicine. Dr. Lang also received M.A. and M.Ph. degrees in economics from Yale University and was an Economist - Program Analyst for the U.S. Department of Health, Education and Welfare (office of the Assistant Secretary for Planning and Education) from 1973 to 1974.

    RON BERKOWITZ was appointed as the Company's Chief Financial Officer on
July 8, 1996 and as the Chief Operating Officer on March 18, 1997. He previously served as Vice President in the lending division of Bank Leumi Le-Israel and Bank Leumi Trust Company from 1990 until July, 1996 and was the head of the Asset Liability Management Section from 1988 to 1990, where he developed investment strategies for Bank Leumi. Mr. Berkowitz served on Bank Leumi's Credit Committee and Asset Liability Committee. From 1985 to 1987, he worked for another financial institution as a senior analyst where he was responsible for asset liability management analysis. Mr. Berkowitz is a Chartered Financial Analyst. Mr. Berkowitz received his undergraduate degree in economics from Hebrew University (Israel) in 1976 and a Master's of Business Administration (finance/management) from Indiana University in 1978.

    JUDITH GORDON has been a director of the Company since January 15, 1997. She is an independent business communications consultant and writer serving individual and institutional clients since 1986. Ms. Gordon spent three years, 1993-1996, on staff at the Consulate General of Israel in Los Angeles in an advisory capacity. Ms. Gordon is a graduate of the Wayne State University School of Law and a member of the State Bar of New York where she practiced law for several years prior to relocating to California in 1985.

    COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934. Section 16(a) of the Exchange Act requires the Company's directors and executive officers and beneficial holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of such equity securities of the Company. Based solely upon a review of such forms, or on written representations form certain reporting persons that no other reports were required for such persons, the Company believes that all reports required pursuant to Section 16(a) with respect to its executive officers, directors and 10% beneficial stockholders for the fiscal year ended December 31, 1996 were timely filed.

ITEM 10. EXECUTIVE COMPENSATION.

    SUMMARY COMPENSATION TABLE. The following table sets forth certain information concerning compensation of certain of the Company's executive officers, including the Company's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the fiscal years ended December 31, 1996 and 1995:


                                                                                     LONG TERM COMPENSATION
                                                                               -----------------------------------------------
                                        ANNUAL COMPENSATION                    AWARDS                     PAYOUTS
------------------------------------------------------------------------------------------------------------------------------
(a)                      (b)       (c)           (d)         (e)          (f)        (g)             (h)            (i)
NAME AND                                                   OTHER ANNUAL   OTHER     RESTRICTED      LTIP          ALL OTHER
PRINCIPAL                         SALARY         BONUS     COMPEN-        AWARDS    OPTIONS/       PAYOUTS         COMPEN-
POSITION                YEAR       ($)           ($)       SATION         ($)       SARS(#)          ($)          SATION ($)
------------------------------------------------------------------------------------------------------------------------------
Victor Gura, M.D.(1)    1996      $80,000        0           0            0          0                0               0

A. Vern Tharp(2)        1996      $14,233        0           0            0          125,000          0               0
                        1995      $10,833        0           0            0          0                0               0

Ron Berkowitz (3)       1996      $40,846        $15,600     0            $6,189     50,000           0               0


------------------------------
(footnotes on following page)

------------------------------
(footnotes from previous page)

1. Dr. Gura was appointed as the Company's Chief Executive Officer on May 11, 1996. Dr. Gura's annualized base compensation during the fiscal year ended December 31, 1996 was $120,000. The amounts set forth in this chart reflect compensation paid to Dr. Gura commencing on his appointment as Chief Executive Officer. See "Execution Compensation - Employment Agreements."

2. Mr. Tharp was appointed as the Company's Chief Executive Officer on August 28, 1995 and resigned in such capacity on May 11, 1996. Mr. Tharp's annualized base compensation during each of the fiscal years ended December 31, 1995 and 1996 was $40,000. The amounts set forth in this chart reflect compensation paid to Mr. Tharp during his term as the Company's Chief Executive Officer.

3. Mr. Berkowitz was appointed as the Company's Chief Financial Officer on July 8, 1996. Mr. Berkowitz' annualized base compensation during the fiscal year ended December 31, 1996 was $90,000. The amounts set forth in this chart reflect compensation paid to Mr. Berkowitz commencing on his appointment as Chief Financial Officer. See "Executive Compensation - Employment Agreements."

    OPTION/SAR GRANTS TABLE DURING LAST FISCAL YEAR. The following table sets forth certain information concerning grants of stock options to certain of the Company's executive officers, including the Company's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the fiscal year ended December 31, 1996:


                                                                                         POTENTIAL REALIZABLE
                                                                                         VALUE AT ASSUMED
                                                                                         ANNUAL RATES OF
                                                                                         STOCK PRICE APPRECIATION
                                     INDIVIDUAL GRANTS                                   FOR OPTION TERM(1)
---------------------------------------------------------------------------------------------------------------------
(a)                (b)             (c)                (d)                 (e)            (f)              (g)
                   NUMBER OF       % OF
                   SECURITIES      TOTAL
                   UNDERLYING      OPTIONS/
                   OPTIONS/        SARS               EXERCISE
                   SARS            GRANTED TO         OR BASE
                   GRANTED         EMPLOYEES          PRICE               EXPIRATION
NAME               (#)             IN FISCAL YEAR     ($/SHARE)             DATE         5% ($)           10%($)
---------------------------------------------------------------------------------------------------------------------
Victor
 Gura, M.D.               0            ____            _____                _____        _____            _____

A. Vern Tharp (2)   125,000            71.4%           $0.18                2/6/01       $227,908       $274,519


Ron Berkowitz (3)    25,000            14.3%           $0.38              12/31/99       $ 45,581       $ 54,904
                     25,000            14.3%           $0.44               6/29/06       $ 61,084       $ 97,265



------------------------------
(footnotes on following page)

------------------------------
(footnotes from previous page)

    (1) This chart assumes a market price of $1.50 for the Common Stock, the average of the bid and asked prices for the Company's Common Stock in the over-the-counter market as of April 7, 1997, as the assumed market price for the Common Stock with respect to determining the "potential realizable value" of the shares of Common Stock underlying the options described in the chart, and does not give effect to any reduction for the payment of the exercise price for such options. Each of the options reflected in the chart was granted at exercise prices which the Company believes to have been determined at the fair market value as of the date of grant. Further, the chart assumes the annual compounding of such assumed market price over the relevant periods, without giving effect to commissions or other costs or expenses relating to potential sales of such securities. The Company's Common Stock has a very limited trading history. These values are not intended to forecast the possible future appreciation, if any, price or value of the Common Stock. See Item 5 - "Market Price of Common Equity and Related Stockholder Matters."

    (2) Mr. Tharp was granted an option to purchase up to 125,000 shares of Common Stock, 20,000 of which have been exercised, at an exercise price of $0.18 per share prior to his resignation as the Company's Chief Executive Officer on May 11, 1996. All of these options have vested and expire on February 6, 2001.

    (3) Mr. Berkowitz has been granted an option to purchase up to 50,000 shares of Common Stock. The exercise price was $0.38 per share with respect to 25,000 shares and $0.44 per share with respect to the other 25,000 shares. The option has vested with respect to 25,000 shares, which have been exercised, and an additional 12,500 shares will vest on each of June 19, 1997 and December 19, 1997. The option expires with respect to the unexercised 25,000 shares on June 19, 2006. See "Item 10 - Executive Compensation - Employment Agreements."

    EMPLOYMENT AGREEMENTS. The Company has entered into employment agreements with two (2) of its executive officers, Victor Gura, M.D. and Ron Berkowitz.

    The Company entered into a three (3) year employment agreement, dated as of April 12, 1996, with Victor Gura, M.D., pursuant to which Dr. Gura agreed to serve as the Company's Chief Executive Officer, President and Medical Director. The employment agreement provides for an annual base salary of $120,000, plus other benefits. As of March 18, 1997, the Company increased the annual base salary of Dr. Gura to $150,000. The Company also granted options to Dr. Gura to purchase up to 80,000 shares of Common Stock which may vest subject to certain events.

    Mr. Berkowitz entered into a five (5) year employment agreement with the Company, effective July 8, 1996, pursuant to which Mr. Berkowitz agreed to serve as the Company's Chief Financial Officer. The Company has agreed to pay Mr. Berkowitz an annual base salary of $90,000, plus other benefits. As of March 18, 1997, the Company increased the annual salary of Mr. Berkowitz to $120,000. The Company also granted options to Mr. Berkowitz to purchase up to 50,000 shares of Common Stock pursuant to the Company's 1996 Stock Option Plan (25,000 of which have been exercised), and an additional 50,000 options which may vest subject to certain events.

    These employees will also be entitled to participate in stock option and bonus plans which may be adopted by the Company for officers and directors of the Company and its subsidiaries. In the event of their involuntary termination other than for cause or certain other circumstances, they will be entitled to receive the unpaid balance of their salary for the remaining term of the agreement. See "Description of Securities - Options."

STOCK OPTION PLANS

    The Company has adopted two (2) stock option plans for the benefit of officers, directors, employees, independent contractors and consultants of the Company and its subsidiaries. These plans include: (i) the 1996 Stock Option Plan, and (ii) the 1996 Employee Compensatory Stock Option Plan.

    1996 STOCK OPTION PLAN. As of May 12, 1996, the Company's Board of Directors and stockholders approved the Company's 1996 Stock Option Plan (the "1996 Stock Option Plan").

    The Company has reserved for issuance thereunder an aggregate of 1,000,000 shares of Common Stock. The Company has granted options to purchase up to 994,739 shares of Common Stock under the 1996 Stock Option Plan. Of the 994,379 options granted as of the date of this Report, 982,239 options have vested, and the remaining 12,500 options may vest subject to certain schedules. The Board of Directors has approved a provision in the 1996 Stock Option Plan which will place a 300,000 share limit on the number of options that may be granted under the 1996 Stock Option Plan to an employee in each fiscal year.

    A description of each of the 1996 Stock Option Plan is set forth below. The description is intended to be a summary of the material provisions of the 1996 Stock Option Plan and does not purport to be complete.

         ADMINISTRATION OF AND ELIGIBILITY UNDER 1996 STOCK OPTION PLAN. The 1996 Stock Option Plan, as adopted, provides for the issuance of options to purchase shares of Common Stock to officers, directors, employees, independent contractors and consultants of the Company and its subsidiaries as an incentive to remain in the employ of or to provide services to the Company and its subsidiaries. The 1996 Stock Option Plan authorizes the issuance of incentive stock options ("ISOs"), non-qualified stock options ("NSOs") and stock appreciation rights ("SARs") to be granted by a committee (the "Committee") to be established by the Board of Directors to administer the 1996 Stock Option Plan.

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

         STOCK OPTION AGREEMENTS. All options granted under the 1996 Stock Option Plan will be evidenced by an option agreement or SAR agreement between the Company and the optionee receiving such option or SAR. Provisions of such agreements entered into under the 1996 Stock Option Plan need not be identical and may include any term or condition which is not inconsistent with the 1996 Stock Option Plan and which the Committee deems appropriate for inclusion.

         INCENTIVE STOCK OPTIONS. Except for ISOs granted to stockholders possessing more than ten percent (10%) of the total combined voting power of all classes of the securities of the Company or its subsidiaries to whom such ownership is attributed on the date of grant ("Ten Percent Stockholders"), the exercise price of each ISO must be at least 100% of the fair market value of the Company's Common Stock as determined on the date of grant. ISOs granted to Ten Percent Stockholders must be at an exercise price of not less than 110% of such fair market value.

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

    As of the date of this Report, ISOs have been granted under the 1996 Stock Option Plan to purchase up to 95,000 shares of Common Stock, subject to certain vesting schedules. These options have the following per share exercise prices:
25,000 shares ($0.44) and 70,000 shares ($0.25).

         NON-QUALIFIED STOCK OPTIONS. The exercise price of each NSO will be determined by the Committee on the date of grant. However, the exercise price for the NSOs under the 1996 Stock Option Plan will in no event be less than 85% of the fair market value of the Common Stock on the date the option is granted, or not less than 110% of the fair market value of the Common Stock on the date such option is granted in the case of an option granted to a Ten Percent Stockholder.

    The exercise period for each NSO will be determined by the Committee at the time such option is granted, but in no event will such exercise period exceed ten (10) years from the date of grant.

    As of the date of this Report, NSOs have been granted under the 1996 Stock Option Plan to purchase up to 899,739 shares of Common Stock, subject to certain vesting schedules. These options have the following per share exercise prices:
174,739 shares ($1.00), 700,000 shares ($0.50) and 25,000 shares ($0.38).

         STOCK APPRECIATION RIGHTS. Each SAR granted under the 1996 Stock Option Plan will entitle the holder thereof, upon the exercise of the SAR, to receive from the Company, in exchange therefor, an amount equal in value to the excess of the fair market value of the Common Stock on the date of exercise of one share of Common Stock over its fair market value on the date of exercise of one share of Common Stock over its fair market value on the date of grant (or in the case of an SAR granted in connection with an option, the excess of the fair market of one share of Common Stock at the time of exercise over the option exercise price per share under the option to which the SAR relates), multiplied by the number of shares of Common Stock covered by the SAR or the option, or portion thereof, that is surrendered.

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

         TERMINATION OF OPTION AND TRANSFERABILITY. In general, any unexpired options and SARs granted under the 1996 Stock Option Plan will terminate: (a) in the event of death or disability, pursuant to the terms of the option agreement or SAR agreement, but not less than six (6) months or more than twelve (12) months after the applicable date of such event, (b) in the event of retirement, pursuant to the terms of the option agreement or SAR agreement, but no less that thirty (30) days or more than three (3) months after such retirement date, or
(c) in the event of termination of such person other than for death, disability or retirement, until thirty (30) days after the date of such termination. However, the Committee may in its sole discretion accelerate the exercisability of any or all options or SARs upon termination of employment or cessation of services.

    The options and SARs granted under the 1996 Stock Option Plan generally will be non-transferable, except by will or the laws of descent and distribution.

         ADJUSTMENTS RESULTING FROM CHANGES IN CAPITALIZATION. The number of shares of Common Stock reserved under the 1996 Stock Option Plan and the number and price of shares of Common Stock covered by each outstanding option or SAR under the 1996 Stock Option Plan will be proportionately adjusted by the Committee for any increase or decrease in the number of issued and outstanding shares of Common Stock resulting from any stock dividends, split-ups, consolidations, recapitalizations, reorganizations or like event.

         AMENDMENT OR DISCONTINUANCE OF STOCK OPTION PLAN. The Board of Directors has the right to amend, suspend or terminate the Stock Option Plans at any time. Unless sooner terminated by the Board of Directors, the 1996 Stock Option Plan will terminate on May 11, 2006, the tenth (10th) anniversary date of the effectiveness of 1996 Stock Option Plan.

    1996 EMPLOYEE COMPENSATORY STOCK OPTION PLAN. As of February 7, 1996, the Company's Board of Directors adopted the 1996 Employee Compensatory Stock Option Plan (the "Employee Stock Option Plan"). The Company has reserved for issuance thereunder an aggregate of 500,000 shares of Common Stock. The Company has issued non-qualified options to purchase up to 500,000 shares of Common Stock under the Employee Stock Option Plan at an exercise price of $0.18 per share, 345,000 of which have been exercised. The optionees are currently not employees or affiliates of the Company. The remaining 155,000 options expire on or about February 6, 2001, the termination date of the Employee Stock Option Plan.

    OTHER OPTIONS. The Company has granted options to purchase up to an aggregate of 185,000 shares of Common Stock, to certain directors and employees, which may vest, subject to the approval of an Incentive Stock Option Plan, by the Company's Board of Directors and stockholders. The Company also has granted currently outstanding options to purchase up to 844,922 shares of Common Stock to certain consultants of the Company.

COMPENSATION OF DIRECTORS

    The Company does not currently compensate directors for services rendered as directors.

DIRECTORS AND OFFICERS LIABILITY INSURANCE

    The Company has obtained directors' and officers' liability insurance with an aggregate limit of liability for the policy year, inclusive of costs of defense, in the amount of $1,000,000. The insurance policy expires on October 18, 1997.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

    The Company's Certificate of Incorporation and Bylaws designate the relative duties and responsibilities of the Company's officers, establish procedures for actions by directors and stockholders and other items. The Company's Certificate of Incorporation and Bylaws also contain extensive indemnification provisions which will permit the Company to indemnify its officers and directors to the maximum extent provided by Delaware law.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

    Except as set forth in employment agreements of certain employees of the Company and its subsidiaries, the Company has no compensatory plans or arrangements which relate to the resignation, retirement or any other termination of an executive officer or key employee with the Company or a change in control of the Company or a change in such executive officer's or key employee's responsibilities following a change in control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Board of Directors has no standing compensation committee or other board committee performing equivalent functions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    As of April 15, 1997, the Company had issued and outstanding 8,433,471 shares of Common Stock. The following table reflects, as of April 15, 1997, the beneficial Common Stock ownership of: (a) each director of the Company, (b) each current executive officer named in the summary compensation table in this Report, (c) each person known by the Company to be a beneficial owner of five percent (5%) or more of its Common Stock, and (d) all executive officers and directors of the Company as a group:

NAME AND ADDRESS                            NO. OF
OF BENEFICIAL OWNER                         SHARES(#)                PERCENT
-------------------                         ---------                -------

Medipace Medical Group, Inc.(1)             1,000,000                11.86%

Victor Gura, M.D.(1,2)                      4,234,178                50.21%

Ronald P. Lang, M.D.(1,3)                   1,727,679                20.49%

Avraham H. Uncyk, M.D.(1,4)                 1,323,413                15.70%

Judith Gordon(1,5)                          1,323,413                15.70%

Isaac Flombaum(6)                             630,201                 7.48%

Ron Berkowitz(1,7)                             27,000                    *

OrNda Health Corporation(8)                   643,500                  7.63%

All executive officers
and directors as a group
(4 persons)                                 4,261,178                50.53%

------------------------------
(Footnotes on following page)


# Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

*   Less than 1%

------------------------------
(Footnotes from previous page)

1. The address for Drs. Victor Gura, Ronald P. Lang and Avraham H. Uncyk, Judith Gordon and Ron Berkowitz is 5901 West Olympic Boulevard, Suite 109, Los Angeles, California 90036. Ms. Gordon is the wife of Dr. Uncyk. Medipace is a corporation owned by Drs. Gura, Lang and Uncyk on a proportionate ownership interest of 67.5%, 22.5% and 10%, respectively. The address for Medipace is 5901 West Olympic Boulevard, Suite 300, Los Angeles, California 90036. Medipace is the registered owner of 1,000,000 shares of Common Stock, and each of Drs. Gura, Lang and Uncyk and Ms. Gordon are deemed to be the beneficial owners of such 1,000,000 shares.

2. Dr. Gura is the registered owner of 2,183,036 shares and has been given a proxy by Drs. Lang and Uncyk to vote 1,051,092 shares collectively owned by such persons during the one year period commencing May 11, 1996. Does not include warrants to purchase up to 337,500 shares of Common Stock, which may vest subject to certain performance levels by the Company, and options to purchase up to 80,000 shares of Common Stock, which may vest subject to certain events. See "Item 12 - Certain Relationships and Related Transactions."

3. Dr. Lang is the registered owner of 727,679 shares. Does not include warrants to purchase up to 112,500 shares of Common Stock, which may vest subject to certain performance levels by the Company, and options to purchase up to 15,000 shares of Common Stock, which may vest subject to certain events. See "Item 12 - Certain Relationships and Related Transactions."

4. Dr. Uncyk is the registered owner of 323,413 shares. Does not include warrants to purchase up to 50,000 shares of Common Stock, which may vest subject to certain performance levels by the Company, and options to purchase up to 5,000 shares of Common Stock granted to Ms. Gordon, which may vest subject to certain events. See "Item 12 - Certain Relationships and Related Transactions."

5. Ms. Gordon is the wife of Dr. Uncyk and is deemed to be a beneficial owner of the 1,323,413 shares which are also beneficially owned by Dr. Uncyk. Does not include warrants to purchase up to 50,000 shares granted to Dr. Uncyk, which may vest subject to certain performance levels by the Company, and options to purchase up to 5,000 shares of Common Stock granted to Ms. Gordon, which may vest subject to certain events.

6. The address for Mr. Flombaum is Doblas 82, 2nd Piso, Buenos Aires, Argentina. The 630,201 shares have been pledged as security for certain obligations owing to the Company. See "Item 12- Certain Relationships and Related Transactions."

7. Mr. Berkowitz is the registered owner of 27,000 shares of Common Stock. Does not include options to purchase up to 75,000 shares of Common Stock, which may vest subject to certain schedules and events.

8. OrNda Health Corporation ("OrNda") has filed a Schedule 13D, dated October 7, 1996, and an amendment thereto, dated January 21, 1997 (collectively, the "OrNda Schedule 13D"), pursuant to which OrNda and OrNda Hospital Corporation ("OrNda Sub"), a wholly-owned subsidiary of OrNda, have asserted beneficial ownership with respect to 643,500 shares of Common Stock of which Medipace is the registered owner. The OrNda Schedule 13D provides that: (i) OrNda Sub has elected to exercise its rights pursuant certain pledge agreements among OrNda Sub, Victor Gura, M.D. and Medipace,
    (ii) these pledge agreements relate to security for the payment of an obligation in the principal amount of approximately $1,884,000 payable by Medipace to OrNda Sub, with respect to which OrNda Sub has served notice of default of payments, and (iii) the 643,500 shares also serve as security interests for the obligations of Medipace pursuant to a lease agreement between Medipace and an affiliate of OrNda and OrNda Sub. See "Item 3 - Legal Proceedings" and "Item 12 - Certain Relationships and Related Transactions."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    SHARE EXCHANGE AGREEMENT. On May 11, 1996, the Company, LACD, Victor Gura, M.D., Avraham H. Uncyk, M.D. and Ronald P. Lang, M.D. completed the transactions contemplated by an Agreement for Exchange of Stock (the "Share Exchange Agreement"). In connection with the Share Exchange Agreement, the Company issued an aggregate of 4,234,128 shares of Common Stock to Drs. Gura, Uncyk and Lang in exchange for 100% of the issued and outstanding shares of common stock of LACD, as follows: (i) Dr. Gura (2,183,036 shares), (ii) Dr. Lang (727,679 shares), (iii) Dr. Uncyk (323,413 shares), and (iv) Medipace, a corporation owned by Drs. Gura, Lang and Uncyk (1,000,000 shares). The 1,000,000 shares issued to Medipace were originally issued to Drs. Gura, Lang and Uncyk in their proportionate ownership interests in Medipace (67.5%, 22.5% and 10%, respectively), and subsequently transferred to Medipace. The 1,000,000 shares have certain registration rights with respect to claims which may be asserted by creditors of Medipace.

    PLEDGE OF SHARES BY PRINCIPAL STOCKHOLDERS. Of the 1,000,000 shares registered in the name of Medipace, 600,000 of such shares are pledged as collateral for certain obligations of Medipace pursuant to certain pledge agreements. Further, an additional 93,500 shares registered in the name of Dr. Gura are pledged as collateral for such obligations. So long as such obligations are not in default, Medipace and Dr. Gura direct the voting of their respective pledged shares. However, the issued and outstanding shares of Medipace are also pledged as collateral for such obligations.

    Of the 693,500 pledged shares, 643,500 shares are pledged to a third party which has served a notice of default with respect to the obligations which are secured by such shares. See "Item 3 - Legal Proceedings" and "Item 11- Security Ownership of Certain Beneficial Owners and Management."

    An additional 3,234,128 shares collectively owned by Drs. Gura, Uncyk and Lang have been deposited in escrow, and are subject to certain restrictions on transferability and alienation until certain obligations of Medipace have been paid in full. Further, these 3,234,128 shares may be required to be pledged as collateral for such obligations in the event that 550,000 of the pledged shares, which are owned by Medipace, are sold pursuant to such pledge agreements.

    PROXY TO VOTE AFFILIATE SHARES. Further, Drs. Lang and Uncyk have granted Dr. Gura a proxy to vote the 1,051,092 shares collectively owned by Drs. Lang and Uncyk during the one year period commencing May 11, 1996.

    CONDITIONAL ISSUANCE OF WARRANTS. Further, up to an additional 4,210,644 shares of Common Stock and warrants to purchase up to 500,000 shares of Common Stock may be issued in the aggregate to Gura, Uncyk and Lang on the following basis, in the event that the Company meets certain financial conditions based on the results of operations of the Company during the fiscal years ending from December 31, 1996 to 2001: (i) Gura (2,842,185 shares and 337,500 warrants),
(ii) Lang (947,395 shares and 112,500 warrants), and (iii) Uncyk (421,064 shares and 50,000 warrants), which reflects the percentage distribution ratio for the initial issuance of the Exchanged Sargent Shares to Gura, Lang and Uncyk, respectively. The Company believes that the required results of operations will not be met for the fiscal year ended December 31, 1996. The 500,000 warrants may be exercisable in the event that the annual pre-tax earnings from operations of the Company during the years ending from December 31, 1997 to 2001 shall equal or exceed $2,000,000. These warrants will expire 36 months from the initial date of exercisability of the warrants.

    LOANS TO AFFILIATES. On or about May 22 and October 31, 1996, the Company loaned the sums of $47,853.85 and $66,811.76, respectively, to Medipace. Medipace executed demand promissory notes in favor of the Company for each loan which bear interest at the rate of 8% PER ANNUM. Each of these loans remains immediately due and payable in full.

    SALE OF WAREHOUSE ASSETS. As of October 18, 1996, the Company completed the sale (the "Warehouse Sale") of certain real estate and other assets, related to the Company's prior business operation of a potato warehouse (the "Warehouse Assets") in Monte Vista, Colorado, to certain former affiliates of the Company for the purchase price of approximately $1,415,000. The purchase price was paid in the form of $550,000 in cash and two (2) promissory notes in the aggregate amount of approximately $865,000 (subject to certain adjustments), and secured by a pledge of 648,201 shares of Common Stock. As of April 15, 1997, the obligors on the promissory notes assigned 630,201 of the shares of Common Stock to a third party, who executed a promissory note payable to the Company in the principal amount of $1,000,000, bearing interest at the rate of 10% PER ANNUM, and due and payable on or before February 23, 1998. The promissory notes executed by the initial obligors were cancelled. The obligation owing to the Company on the $1,000,000 promissory note is secured by the 630,201 shares of Common Stock, which are held in escrow. See "Item 11- Security Ownership of Certain Beneficial Owners and Management."

    POTATO HARVESTING JOINT VENTURE. Prior to and in connection with the closing of the Share Exchange Agreement, management of the Company determined to change the Company's business operations to the Company's current business and discontinue the prior potato harvesting related business. As of May 11, 1996, the Company entered into a joint venture with Vern Tharp, a former director and officer of the Company, to manage, care and sublease two (3) potato harvesters which relate to certain of the Company's prior business operations. The Company has three (3) remaining lease payments on the potato harvesters, each in the amount of $57,000, which are due and payable on May 15, 1997, December 15, 1997 and March 15, 1998. Mr. Tharp has executed a promissory note in favor of the Company for an amount up to the balance owing on the lease, which obligation is secured by the proceeds of the sale of certain stock options previously issued
to Mr. Tharp by the Company.   The promissory note payment dates coincide with
the lease payment dates. Although the Company has a direct obligation to the lessor of the potato harvesters, the Company is only obligated to make cash contributions to the joint venture from the receipt of cash proceeds from the Warehouse Sale. Distributions with respect to the joint venture are 51% to Mr. Tharp and 49% to the Company. The joint venture is seeking to sublease the potato harvesters for the following harvesting season or to find a third party to assume the lease obligation. There can be no assurances that the joint venture will be able to enter into an arrangement with a third party to mitigate the remaining obligation on the lease or that the Company will not be obligated to make any of the remaining lease payments.

    LEASED PREMISES. The Company leases offices located at 5901 West Olympic Boulevard, Suite 109, Los Angeles, California 90036, pursuant to a sublease agreement with Medipace. The premises include a portion of premises leased by Medipace, an affiliate of Drs. Gura, Lang and Uncyk, who are affiliates of the Company, from a non-affiliate master lessor pursuant to a master lease agreement. The Company makes rental payments directly to the master lessor, with the consent of the master lessor, with respect to the portion of the premises which are the subject of the sublease. This facility serves as the Company's principal executive offices and as a dialysis facility in the Company's business operations. The Company pays a monthly rent of approximately $6,760 on a lease which expires on August 31, 2000.

                                       PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

A.  FINANCIAL STATEMENTS

    Consolidated balance sheets of National Quality Care, Inc. and subsidiary as of December 31, 1996 and 1995, and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended.

B.  REPORTS ON FORM 8-K

    The Company did not file any Current Reports on Form 8-K during the quarterly period ended December 31, 1996.

C.  OTHER EXHIBITS

    2.1     Agreement for Exchange of Stock, dated May 11, 1996, by and among Sargent, Inc., Los Angeles Community Dialysis, Inc.,
            Victor Gura, M.D., Avraham H. Uncyk, M.D. and Ronald P.
            Lang, M.D.(1)
    3.1     Restated Certificate of Incorporation (2)
    3.2     Bylaws(2)
    10.1    Employment Agreement between the Company and Victor Gura, M.D.,
            April 12, 1996
    10.2    Employment Agreement between the Company and Ron Berkowitz, dated
            July 8, 1996(3)
    10.3    1996 Employee Compensation Stock Option Plan(4)
    10.4    1996 Stock Option Plan(3)
    10.5    Sublease Agreement dated May 11, 1997
    16.1    Letter from Ehrhardt, Keefe, Steiner & Hottman, P.C., dated August
            19, 1996(3)
    23.1    Consent of Independent Certified Public Accountants dated April 15,
            1997
    27      Financial Data Schedule


------------------------------

1.  Filed as part of the Company's Current Report on Form 8-K dated May 24,
    1996.

2. Filed as part of the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1996.

3. Filed as part of the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1996.

4. Filed as part of the Company's Registration Statement on Form S-8 dated April 6, 1996.

INCORPORATION OF CERTAIN DOCUMENTS BY REFERENCE

    Certain documents listed above as exhibits to this Report on Form 10-KSB are incorporated by reference from other documents previously filed by the Company with the Commission as follows:

          PREVIOUS FILING                        EXHIBIT NUMBER
      INCORPORATED BY REFERENCE                  IN FORM 10-KSB
    ----------------------------                 -------------
    1. Current Report on Form 8-K
       dated as of May 24, 1996                         2.1

    2. Quarterly Report on Form
       10-QSB for the quarterly
       period ended April 30, 1996                  3.1,3.2

    3. Quarterly Report on Form 10-QSB
       for the quarterly period ended June
       30, 1996                                  10.2,10.4,16.1

    4. Registration Statement on Form S-8
       dated as of April 6, 1996                       10.3

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Dated: April 17, 1997             NATIONAL QUALITY CARE, INC.



                                          By: /s/ Victor Gura, M.D.
                                          --------------------------------
                                          Victor Gura, M.D.
                                          Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

                                  NATIONAL QUALITY CARE, INC.



    Dated: April 17, 1997                 By: /s/ Victor Gura, M.D.
                                          --------------------------------
                                          Victor Gura, M.D.
                                          Chief Executive Officer and Director



    Dated: April 17, 1997                 By: /s/ Ron Berkowitz
                                          --------------------------------
                                          Ron Berkowitz
                                          Chief Financial Officer



    Dated: April 17, 1997                 By: /s/ Ronald P. Lang, M.D.
                                          --------------------------------
                                          Ronald P. Lang, M.D.
                                          Director



    Dated: April 17, 1997                 By: /s/ Judith Gordon
                                          --------------------------------
                                          Judith Gordon
                                          Director

                 NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                  CONTENTS
                           AS OF DECEMBER 31, 1996

                                                                     Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                        1

FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                          2

     Consolidated Statements of Operations                                3

     Consolidated Statements of Stockholders' Equity                      4

     Consolidated Statements of Cash Flows                            5 - 6

     Notes to Consolidated Financial Statements                      7 - 20

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
National Quality Care, Inc.


We have audited the accompanying consolidated balance sheets of National Quality Care, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Quality Care, Inc. and subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 8, 1997

                 NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                               AS DECEMBER 31,

                                 ASSETS (Note 5)

                                                         1996          1995
                                                      -----------   -----------
CURRENT ASSETS
  Cash and cash equivalents                           $   121,812   $    --
  Accounts receivable, net of allowances for
    doubtful accounts of $75,000 and $50,000              334,927       333,325
  Note receivable -- related parties (Note 3)             865,202        --
  Supplies inventory                                       13,122        21,771
  Other current assets                                     47,208        --
                                                      -----------   -----------
      Total current assets                              1,382,271       355,096

BUILDING AND EQUIPMENT, net (Note 4)                    2,257,735        96,252
DEFERRED CHARGES, net                                      --            10,667
DEPOSITS AND OTHER LONG-TERM ASSETS                        59,197           461
                                                      -----------   -----------
      TOTAL ASSETS                                    $ 3,699,203   $   462,476
                                                      -----------   -----------
                                                      -----------   -----------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                    $   448,521   $   401,146
  Accrued expenses                                        303,597       564,012
  Current portion of long-term debt (Note 5)              380,414       600,821
                                                      -----------   -----------
      Total current liabilities                         1,132,532     1,565,979

LONG-TERM DEBT, net of current portion (Note 5)         1,804,805         3,645
                                                      -----------   -----------
      Total liabilities                                 2,937,337     1,569,624

COMMITMENTS AND CONTINGENCIES (Note 7)

NET LIABILITIES OF DIALYSIS DIVISION OF
  MEDIPACE MEDICAL GROUP, INC.                             --        (1,107,148)

STOCKHOLDERS' EQUITY (Note 6)
  Preferred stock, $.01 par value: 5,000,000 shares
    authorized, no shares issued and outstanding           --            --
  Common stock, $.01 par value: 50,000,000 shares
    authorized, 7,815,471 shares issued and
    outstanding                                            78,154        --
  Additional paid-in capital                            1,508,009        --
  Notes receivable from stockholder (Note 2)             (118,044)       --
  Accumulated deficit                                    (706,253)       --
                                                      -----------   -----------
      Total stockholders' equity                          761,866        --
                                                      -----------   -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $3,699,203   $   462,476
                                                      -----------   -----------
                                                      -----------   -----------

  The accompanying notes are an integral part of these financial statements.

                 NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED DECEMBER 31,

                                                         1996          1995
                                                      -----------   -----------
INCOME
  Medical service revenue                             $ 3,050,346    $2,658,551
  Rental income                                           168,277        --
                                                      -----------   -----------
      Total income                                      3,218,623     2,658,551
                                                      -----------   -----------

OPERATING EXPENSES
  Cost of medical services                              1,783,468     1,274,873
  Selling, general, and administrative expenses           989,346       417,210
  Rental expenses                                          41,303        --
                                                      -----------   -----------
      Total operating expenses                          2,814,117     1,692,083
                                                      -----------   -----------

INCOME FROM OPERATIONS                                    404,506       966,468

OTHER INCOME (EXPENSE)
  Interest expense                                       (143,048)      (58,082)
  Merger costs                                           (997,580)       --
  Interest income                                          19,436        --
  Other income                                             12,833        --
                                                      -----------   -----------
      Total other income (expense)                     (1,108,359)      (58,082)
                                                      -----------   -----------
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES          (703,853)      908,386

PROVISION FOR INCOME TAXES                                  2,400        --
                                                      -----------   -----------

NET (LOSS) INCOME                                     $  (706,253)   $  908,386
                                                      -----------   -----------
                                                      -----------   -----------

NET (LOSS) INCOME PER SHARE                           $     (0.14)   $     0.91
                                                      -----------   -----------
                                                      -----------   -----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              5,060,400     1,000,000
                                                      -----------   -----------
                                                      -----------   -----------

  The accompanying notes are an integral part of these financial statements.

                 NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEARS ENDED DECEMBER 31,



                                       COMMON STOCK         ADDITIONAL   RECEIVABLE        NET
                                    --------------------     PAID-IN       FROM        LIABILITIES    ACCUMULATED
                                      SHARES     AMOUNT      CAPITAL    STOCKHOLDER    OF DIVISION      DEFICIT         TOTAL
                                    ---------    -------    ----------  -----------    -----------    -----------     -----------

BALANCE, DECEMBER 31, 1994             --        $ --       $ --          $  --        $(2,015,534)    $   --        $(2,015,534)

NET INCOME                                                                                 908,386                       908,386
                                    ---------    -------    ----------    ---------     ----------     ---------     -----------
BALANCE, DECEMBER 31, 1995             --          --         --             --         (1,107,148)        --         (1,107,148)

NET LIABILITIES RETAINED BY
 MEDIPACE MEDICAL GROUP, INC.                                                              591,116                       591,116

REVERSE MERGER
  Shares issued for the
   acquisition of Sargent, Inc.      2,436,34     24,363     1,097,213                                                 1,121,576
  Shares issued for dialysis
   division of Medipace
   Medical Group, Inc.              4,234,128     42,341      (558,373)                    516,032                        --

COMMON STOCK ISSUED
  For services rendered               995,000      9,950       431,150                                                   441,100
  For cash                            150,000      1,500        39,266                                                    40,766

STOCK OPTIONS ISSUED
 FOR SERVICES RENDERED                                         498,753                                                   498,753

ADVANCE TO STOCKHOLDER                                                     (118,044)                                    (118,044)

NET LOSS                                                                                                (706,253)       (706,253)
                                    ---------    -------    ----------    ---------     ----------     ---------     -----------
BALANCE, DECEMBER 31, 1996          7,815,471    $78,154    $1,508,009    $(118,044)    $    --        $(706,253)    $   761,866
                                    ---------    -------    ----------    ---------     ----------     ---------     -----------
                                    ---------    -------    ----------    ---------     ----------     ---------     -----------

  The accompanying notes are an integral part of these financial statements.

                 NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31,

                                                         1996          1995
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                   $  (706,253)  $   908,386
  Adjustments to reconcile net (loss) income
   to net cash provided by operating activities
     Depreciation and amortization                         75,354        68,220
     Issuance of common stock and stock options
      for services principally related to the
      acquisition of Sargent, Inc.                        939,853        --
  (Increase) decrease in
     Accounts receivable                                   (1,602)      (13,470)
     Supplies inventory                                     8,649          (156)
     Other current assets                                 (26,400)       --
  Increase (decrease) in
     Accounts payable                                     136,520       257,554
     Accrued expenses and other liabilities               186,102       100,364
                                                      -----------   -----------
          Net cash provided by operating activities       612,223     1,320,898
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Sargent, Inc., net of cash acquired          50,266        --
  Proceeds from sale of assets used in discontinued
    operations                                             71,219        --
  Payments on note receivable from related parties        104,291        --
  Advances to stockholder                                (118,044)       --
  Purchase of building and equipment                   (2,226,170)       (2,995)
                                                      -----------   -----------
          Net cash used in investing activities        (2,118,438)       (2,995)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Application of discount on dialysis services to
   note payable                                            --            (6,561)
  Proceeds from issuance of long-term debt              2,337,775        --
  Repayment of long-term debt                            (282,867)     (109,612)
  Payments made to Medipace Medical Group, Inc.
   in consideration for retaining certain
   liabilities of the dialysis division                  (467,647    (1,201,730)
  Proceeds from sale of common stock                       40,766        --
                                                      -----------   -----------
          Net cash used in financing activities         1,628,027    (1,317,903)
                                                      -----------   -----------
              Net increase in cash during period          121,812        --

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             --            --
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $   121,812   $    --
                                                      -----------   -----------
                                                      -----------   -----------

  The accompanying notes are an integral part of these financial statements.

                 NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                      FOR THE YEARS ENDED DECEMBER 31,


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                         1996          1995
                                                      -----------   -----------
  Cash paid during the year for
    INTEREST                                          $   124,456   $    58,993
                                                      -----------   -----------
                                                      -----------   -----------
    INCOME TAXES                                      $     2,400   $    --
                                                      -----------   -----------
                                                      -----------   -----------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES In 1995, $243,897 of accounts payable was converted to long-term debt.

In October 1996, the Company sold certain assets to stockholders in exchange for $71,219 in cash and notes receivable of $865,202.

During 1996, the Company issued 995,000 shares of common stock in exchange for services rendered with a fair value of $441,100 and 809,739 stock options in exchange for services rendered with a fair value of $498,753.

During 1996, the Company disposed of net liabilities of the discontinued potato harvesting operations amounting to $108,761.


  The accompanying notes are an integral part of these financial statements.

                 NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND LINE OF BUSINESS
     National Quality Care, Inc. (the "Company") provides dialysis services for patients suffering from chronic kidney failure through a dialysis clinic located in Los Angeles, California, and for patients suffering from acute kidney failure through a visiting nurse program contracted to five Los Angeles county hospitals. Payment for services is provided primarily by third-party payors including Medicare, Medi-Cal, and commercial insurance companies and by contracted hospitals.

     At December 31, 1995, the Company was a division of Medipace Medical Group, Inc. ("Medipace"). In May 1996, Los Angeles Community Dialysis, Inc. ("LACD") acquired certain assets and assumed certain liabilities related to the dialysis division of Medipace. Simultaneously, Sargent, Inc. ("Sargent") acquired all of the outstanding stock of LACD in exchange for an aggregate of 4,234,128 shares of newly-issued stock. For accounting purposes, the acquisition has been treated as a recapitalization of LACD, with LACD as the accounting acquirer (reverse acquisition). The operations of Sargent have been included with those of the Company from the acquisition date. Sargent subsequently changed its name to National Quality Care, Inc.

     Sargent was incorporated in Colorado in April 1981 and was engaged in the production, processing, and distribution of fresh potatoes. Prior to the acquisition, Sargent did not have significant operations. Costs of the transaction in the amount of $997,580 have been charged to expenses.

     In connection with the acquisition of Sargent, the Company acquired assets and assumed liabilities of Sargent as follows:

               Cash                                      $   50,266
               Notes receivable from related parties        205,373
               Inventory                                     90,933
               Prepaid and other current assets              51,502
               Fixed assets at net book value             1,745,370
               Other assets                                  10,086
                                                         ----------
               Total assets                               2,153,530
                                                         ----------
               Accounts payable                              32,857
               Accrued expenses                             681,484
               Notes payable                                317,613
                                                         ----------
               Total liabilities                          1,031,954
                                                         ----------
                    TOTAL                                $1,121,576
                                                         ----------
                                                         ----------

                 NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of National Quality Care, Inc. and its wholly-owned subsidiary, Los Angeles Community Dialysis, Inc. All material intercompany transactions and balances have been eliminated.

     ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH EQUIVALENTS
     For purposes of the statements of cash flows, the Company considers all highly-liquid investments purchased with original maturity of three months or less to be cash equivalents.

     BUILDING AND EQUIPMENT
     Building and equipment are stated at cost. Depreciation and amortization are being provided using the straight-line method over the estimated useful lives of five to thirty years as follows:

                  Building                       30 years
                  Medical equipment         7 to 10 years
                  Office equipment                5 years

     Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of building and equipment are reflected in the statement of operations.

     DEFERRED CHARGES
     Deferred charges consist of a covenant not-to-compete and goodwill related to the acquisition of the dialysis center in 1991. Both the covenant and goodwill are amortized on the straight-line basis over five years and were fully amortized as of December 31, 1996.

     Amortization expense was $10,667 and $32,000 for the periods ended December 31, 1996 and 1995, respectively.

                 NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     PATIENT REVENUE RECOGNITION
     The Company recognizes fee income as services are provided at a standard fee rate. Since reimbursements for services are specified by various third-party payors, the Company then records a provision to reduce fee income to expected amounts. The accompanying statements of operations reflect net collectible fees for services.

     The Medicare and Medi-Cal programs, which are the largest payors for services rendered by the Company, accounted for approximately 64% and 63% of the Company's net revenues for the years ended December 31, 1996 and 1995, respectively.

     IMPAIRMENT OF LONG-LIVED ASSETS
     In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The impact of such adoption was not material.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for notes payable of similar maturities are substantially the same.

     NET INCOME (LOSS) PER SHARE
     Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during each year. The shares to be issued upon exercise of outstanding stock options and warrants are included as common stock equivalents if they are dilutive.

     INCOME TAXES
     The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes."

     RECLASSIFICATIONS
     Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

                 NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996


NOTE 2 - NOTES RECEIVABLE FROM STOCKHOLDER

     Notes receivable from stockholder are unsecured with no stated maturity date and bear interest at 8% per annum. At December 31, 1996, these notes receivable are presented as an offset to stockholders' equity due to the relationship of the parties involved and the uncertainty of the repayment of the notes.


NOTE 3 - SALE OF ASSETS IN EXCHANGE FOR NOTES RECEIVABLE FROM RELATED PARTIES

     In October 1996, the Company sold certain assets to a stockholder. In consideration for the purchase price, the Company received net cash of $71,219 after the repayment of certain debts related to the assets that were sold and notes receivable of $865,202 bearing interest at 8% per annum. In addition, the stockholder agreed to place approximately 648,000 shares of the Company's common stock in escrow as collateral for the notes. Principal and interest was due on September 15, 1996. As of December 31, 1996, the note was in default. The value of the 648,000 shares of common stock are in excess of the notes receivable.

     Subsequent to year-end, the stockholder concluded negotiations with a third party to sell the shares held in escrow to a third party in exchange for assumption by the third party of all rights and obligations under the note agreement. Management believes the notes receivable will be collected either through payment by the third party if the agreement mentioned above is consummated or through the sale of shares held in escrow.


NOTE 4 - BUILDING AND EQUIPMENT

     Building and equipment as of December 31, consist of the following:

                                                     1996               1995
                                                   ----------         --------
          Land                                     $  855,897         $  --
          Building                                  1,338,710            --
          Medical equipment                           283,677          212,622
          Office furniture and equipment                6,608           46,100
                                                   ----------         --------
                                                    2,484,892          258,722
          Less accumulated depreciation and
            amortization                              227,157          162,470
                                                   ----------         --------
               TOTAL                               $2,257,735         $ 96,252
                                                   ----------         --------
                                                   ----------         --------

     Depreciation expense for the years ended 1996 and 1995 was $64,687 and $36,220, respectively.

                 NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996


NOTE 5 - NOTES PAYABLE

     Notes payable and long-term debt at December 31 consist of the following:

                                                                                1996                1995
                                                                           -------------         -----------
          Notes payable - bank are collateralized by land,
               building and equipment, and assignment of
               $2,000,000 in life insurance of, and guaranteed
               by, two majority stockholders.  The notes
               are payable in monthly installments of $20,293
               including interest at prime plus 2% (10.25%
               at December 31, 1996) per annum.  Principal
               is due May 2006.                                             $1,820,213            $    --

          Note payable is collateralized by accounts
               receivable.  Note is payable in monthly
               installments of $25,000 including interest of
               8.25% per annum.  Principal is due June 1997.                   161,074                 --

          Note payable is collateralized by land, building, and
               assignment of rents.  The note bears interest at
               10% per annum.  Principal and accrued interest
               is due April 1997.                                              200,000                 --

          Note payable in connection with acquisition of the
               dialysis center in 1991.  The note is secured by
               the assets of the division and is reduced by
               discounted services provided to the seller of the
               dialysis center.  The note requires monthly
               payments of $10,000 including interest at 10%
               per annum, and the unpaid principal is due
               September 1997.  At December 31, 1995, the
               division was delinquent in its payments under
               the note, and all amounts were classified as
               current.  This note was retained by former parent.               --                    464,755

          Note payable is unsecured and payable in monthly
               payments of $8,638 including interest at 10%
               with the unpaid balance due March 1996.                          --                     39,581

          Note payable is non-interest bearing and unsecured
               and payable in weekly installments of $5,007
               with the unpaid balance due May 1996.                            --                     95,257

                 NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996


NOTE 5 - NOTES PAYABLE (CONTINUED)

                                                                                1996                1995
                                                                           -------------         -----------
          Other                                                              $    3,932           $    4,873
                                                                           -------------         -----------
                                                                              2,185,219              604,466
          Less current portion                                                  380,414              600,821
                                                                           -------------         -----------
                    LONG-TERM PORTION                                        $1,804,805           $    3,645
                                                                           -------------         -----------
                                                                           -------------         -----------


     The following is a schedule by years of future maturities of long-term debt:

           Year Ending
          DECEMBER 31,
          ------------
               1997                                               $   380,414
               1998                                                    22,311
               1999                                                    21,929
               2000                                                    24,284
               2001                                                    26,894
               Thereafter                                           1,709,387
                                                                   ----------
                    TOTAL                                          $2,185,219
                                                                   ----------
                                                                   ----------


NOTE 6 - STOCKHOLDERS' EQUITY

     PREFERRED STOCK
     The Company is authorized to issue 5,000,000 shares of preferred stock with $.01 par value. As of December 31, 1996 and 1995, no preferred stock is issued or outstanding.

     COMMON STOCK
     At December 31, 1995, the Company was a division of Medipace (the former parent). In May 1996, LACD acquired certain assets and assumed certain liabilities related to the dialysis division of the former parent including the equipment, accounts receivable, contracts, payable, and leases related to such business operations. LACD acquired the dialysis business operations in consideration of the cancellation of a $150,000 loan made by LACD to the former parent and the transfer of 1,000,000 shares of stock of the Company to the former parent which were owned by the majority stockholders of the Company. Net liabilities of the dialysis division retained by the former parent amount to $591,116.

                 NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

     COMMON STOCK (Continued)
     Simultaneously, Sargent acquired all of the outstanding stock of LACD in exchange for an aggregate of 4,234,128 shares of newly-issued stock. Prior to this exchange, Sargent had issued and outstanding 2,436,343 shares of common stock and options to purchase up to 175,000 shares of common stock. After the exchange, the Company had 6,670,471 shares of common stock issued and outstanding.

     In 1996, the Company issued 995,000 shares of common stock and 826,882 stock options in exchange for services rendered valued at $441,100 and $498,753, respectively. These services were principally professional fees incurred in connection with the acquisition of Sargent.

     STOCK OPTION PLANS
     The Company has adopted two stock option plans, the 1996 Employee Compensatory Stock Option Plan and the 1996 Stock Option Plan. The shares issued pursuant to the plans are non-restricted and have been registered.

     In February 1996, Sargent adopted the 1996 Employee Compensatory Stock Option Plan ("Employee Option Plan") which authorized the granting of stock options by the board of directors for up to a maximum of 500,000 shares of common stock. Options granted under the Employee Option Plan may constitute incentive stock options (within the meaning of Section 422A of the Internal Revenue Code of 1986) or non-statutory stock options. Incentive stock options are to be granted at no less than the fair market value of the stock at the time of grant. The price for non-statutory stock options are to be established at the board's discretion. The board may determine the vesting period, not to exceed vesting ratably over a five-year period.

     Simultaneous with the adoption of the Employee Option Plan, Sargent granted 500,000 incentive stock options to employees and certain consultants at an exercise price of $.18 per share. 325,000 of the options were exercised prior to the merger of Sargent with the Company. The remaining 175,000 options that were outstanding under the plan have been recognized by the Company to entitled the holder to purchase shares of the Company's common stock.

                 NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

     STOCK OPTION PLANS (Continued)
     In May 1996, after the merger with Sargent, the Company adopted the 1996 Stock Option Plan which authorized the granting of stock options by the board of directors for up to a maximum of 1,000,000 shares of common stock. Options granted under the 1996 Stock Option Plan may constitute incentive stock options (within the meaning of Section 422A of the Internal Revenue Code of 1986) or non-statutory stock options. Incentive stock options will be granted at no less than the fair market value of the stock at the time of grant, except those granted to significant stockholders will be at no less than 110% of the fair market value. The maximum number of shares granted to an employee shall not exceed 300,000 shares in any fiscal year. The total fair market value of shares of stock under incentive stock options under the plan shall not exceed $100,000. The board of directors may determine the expiration date and vesting period, not to exceed more than ten years or five years for a significant stockholder. The option price of non-statutory options shall be established at the board's discretion, but shall not be less than 85% of the fair market value of the shares on the date of grant. The board of directors may determine the expiration date and vesting period, not to exceed more than ten years. Stock appreciation rights may also be granted under the plan.

     The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below:
                                                Year Ended
                                               December 31,
                                                    1996
                                               ------------
          Net loss
               As reported                       $(706,253)
               Pro forma                         $(743,753)
          Loss per common share
               As reported                       $   (0.14)
               Pro forma                         $   (0.15)

                 NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

     STOCK OPTION PLANS (Continued)
     The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 1996: dividend yields of 0%; expected volatility of 140.0%; risk-free interest rates of 7.0%; and expected life of 2.65 years. The weighted-average fair value of options granted during the year ended December 31, 1996 was $0.48, and the weighted-average exercise price was $1.09.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     No compensation expense was recognized as a result of the issuance of stock options for the years ended December 31, 1996 and 1995.

                                                 GRANTED                    GRANTED
                                   EMPLOYEE       PRICE     1996 STOCK       PRICE
                                  OPTION PLAN   PER SHARE   OPTION PLAN     PER SHARE
                                  -----------   ---------   -----------    ----------
          Shares under option
          Activity during 1996
               Granted               500,000      $0.18       924,739      $0.00-0.44
               Exercised            (345,000)     $0.18      (750,000)     $0.00-0.38
               Canceled                --                       --
                                  -----------   ---------   -----------    ----------

          Outstanding,
               December 31,
               1996                  155,000      $0.18       174,739      $0.00-0.44

          EXERCISABLE AT
               DECEMBER 31,
               1996                  155,000      $0.18       149,739      $     0.00
                                  -----------   ---------   -----------    ----------
                                  -----------   ---------   -----------    ----------

          The weighted average remaining contractual life of options outstanding issued under the Employee Option Plan and the Sargent Plan is 4.1 and
          3.0 years, respectively, at December 31, 1996.

                 NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

     STOCK OPTION PLANS (Continued)
          Included in the 924,739 options granted under the 1996 Stock Option Plan are 874,739 options that were issued in consideration for services rendered in the amount of $554,739. The options can be converted into the Company's common stock as the options vest at the election of the option holder for no additional consideration. As of December 31, 1996, 725,000 of these options were converted to shares of common stock. Included in the 345,000 options exercised under the Employee Option Plan are 20,000 options exercised for services rendered with a fair value of $3,600.

          The Company issued non-qualified warrants to certain majority stockholders in conjunction with the merger to purchase 500,000 shares of common stock at an exercise price of $1.00 per share. The options are exercisable if the annual pre-tax income of the Company equals or exceeds $2,000,000 for any fiscal year ended 1996 through 2001. The Company also agreed to pay all taxes related to the issuance of the shares in exchange for the warrants. No warrants were exercised at December 31, 1996, and the Company has not recognized any compensation expense related to these warrants as management believes at the present time that it is not probable that the Company will meet the pre-tax income required to make these warrants exercisable.

          The Company also issued nonqualified warrants and options to certain consultants and others to purchase 1,235,000 shares of common stock in exchange for cash of $31,250 and services rendered with a fair value of $381,514. 375,000 of the options were exercised and converted into shares of common stock. The remaining 860,000 options are exercisable at various times through October 1997.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

     LEASES
     The Company subleases certain facilities for its corporate office and dialysis unit under a long-term lease agreement from a related party. Minimum annual rental commitments under this lease are as follows:

             Year Ending
             DECEMBER 31,
             ------------
               1997                                    $ 81,144
               1998                                      81,144
               1999                                      81,144
               2000                                      54,096
                                                       --------
                    TOTAL                              $297,528
                                                       --------
                                                       --------

                 NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     LEASES (Continued)
     Rent expense was $81,139 and $79,130 for the years ended December 31, 1996 and 1995, respectively.

     EMPLOYMENT AGREEMENT
     The Company entered into an employment agreement with its chief financial officer that extends until July 8, 2001. The employment agreement provides for an annual salary of $90,000. As of March 18, 1997 the Company increased the chief financial officer's annual salary to $120,000.

     OTHER AGREEMENTS
     During 1996, the Company purchased a building for $200,000 in cash and notes payable of $2,050,000 including a note payable of $200,000 to an unrelated third party who facilitated the purchase (the "Facilitator") and entered into an irrevocable trust agreement and assignment of rents and leases with the Facilitator. Under the agreements, all rents are paid to the Facilitator who is responsible for paying the expenses and debt service of the property and who retains certain rights to sell the property. The term of the agreement is 30 years. As compensation, the Facilitator receives $1,000 per year payable in arrears. Any rental income exceeding the payment of the expense is to be held by the facilitator as a reserve deposit. If the rental income is less than the expenses, the Company is required to reimburse the Facilitator for the difference. The Company recognizes the rental income and expenses in the Company's statement of operations. At December 31, 1996, the net reserve deposit held by the Facilitator is $12,366 which has been included in other current assets.

     The lease agreement for the building provides for minimum rental income of $22,642 per month through 1999. The rental income is subject to annual increases based on the consumer price index. Minimum annual rental income under this lease is as follows:

             Year Ending
             December 31,
             ------------
               1997                                    $271,700
               1998                                     271,700
               1999                                     271,700
                                                       --------
                    TOTAL                              $815,100
                                                       --------
                                                       --------

     Rental income was $168,277 for the year ended December 31, 1996.

     NEW DIALYSIS FACILITY
     Construction for the new dialysis unit began in March 1997, and the Company is in the final stages of negotiating the construction agreement with the contractor. Management expects that the total cost of building and equipping the unit will be approximately $640,000.

                 NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     NEW DIALYSIS FACILITY (Continued)
     In March 1997, the Company entered into a firm purchase agreement for dialysis products with a vender. The term of the agreement is three years and is subject to cancellation after the first year by either party or in the event of default under the agreement. During each year of the agreement, the Company agrees to purchase virtually all of its dialysis equipment and dialysis supplies from the vendor. In exchange the vendor agrees to provide discounted pricing.

     LITIGATION

     The Company occupies its facilities for it corporate office and dialysis unit pursuant to a sublease with Medipace dated May 10, 1996 ("Sublease"). On or about January 16, 1997, Medipace received a Three Day Notice to Pay Rent or Quit ("Three Day Notice") from its landlord, Midway Hospital Medical Center, Inc. ("Midway"), alleging that Medipace is in default on its rental obligation pursuant to the Company as well as additional premises occupied by Medipace. The Three Day Notice includes office space subleased to the Company. Medipace has not brought its rental obligation to Midway current, but Midway has also not brought an unlawful detainer proceeding to regain possession of the leased premises. Instead, Midway has brought suit against Medipace for breach of the Master Lease and seeks amounts due under the Master Lease, but did not include a claim for possession of the premises.

     The Company believes that it is not in default of any obligations to either Medipace or Midway. The Company also believes that should Midway try to evict it from its office space, Midway will be unsuccessful. Therefore, the Company's basis is that: (i) Midway consented to the Sublease, (ii) the Sublease provides that if the master Lease terminates before the expiration of the Sublease, the Company will attorn to Midway at Midway's option, without right of the Company, to terminate the Sublease or to surrender possession of the premises, (iii) Midway has billed the Company directly and separately for the rent on its office space, (iv) the Company has paid the rent on its office space directly to Midway, and (v) the Company is current on the rent on its office space.

     It is not known at this time whether Midway will allow the Company to continue to occupy the office space for the duration of the Sublease or attempt to evict the Company therefrom. Since no proceeding has been initiated and no discovery has taken place, all relevant factors which may affect the outcome of such a proceeding, if instituted, are not known to the Company, and the Company is not able to evaluate the likelihood of a favorable or unfavorable outcome. In the event of an unfavorable outcome, the Company believes it could find suitable facilities for its corporate office and dialysis unit at favorable lease rates.

                 NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996


NOTE 8 - INCOME TAXES

     A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes is as follows:
                                                                   December 31,
                                                                        1996
                                                                   ------------
          Income tax computed at federal statutory tax rate             34.0%
          State taxes  (net of federal benefit)                          6.3
          Utilization of net operating loss carryforwards              (40.3)
                                                                   ------------
               TOTAL                                                     0.0%
                                                                   ------------
                                                                   ------------

     As of December 31, 1996, the Company has federal and state net operating loss carryforwards of approximately $670,000 and $335,000 which expire through 2012.

     Significant components of the Company's deferred tax liabilities and assets for federal income taxes consist of the following:

          Deferred tax assets
               Net operating loss carryforwards                      $ 248,000
               Other                                                    32,000
                                                                     ---------
          Total deferred tax assets                                    280,000

          Valuation allowance for deferred tax assets                 (280,000)

          NET DEFERRED TAX ASSET                                     $   --
                                                                     ---------
                                                                     ---------

     At December 31, 1996, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.

     The net change in the valuation allowance for the year ended December 31, 1996 was an increase of $280,000.


NOTE 9 - EMPLOYEE PROFIT SHARING PLAN

     In April 1995, the Company enrolled with the former parent in a 401(k) profit sharing plan ("Parent's Plan") which specified contributions by the Company at the discretion of management. During 1995, there were no such contributions to the Parent's Plan.

                 NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996


NOTE 9 - EMPLOYEE PROFIT SHARING PLAN (CONTINUED)

     In May 1996, the Company ceased their participation in the Parent's Plan and enrolled in a 401(k) profit sharing plan (the "Plan") covering substantially all employees who meet the eligibility requirements of the Plan. Contributions to the Plan are made at the discretion of management. Contributions to the Plan were $453 for 1996.


NOTE 10 - RELATED PARTY TRANSACTIONS

     At the time of the merger, Sargent was the holder of a lease for two self-propelled potato harvesters which has periodic payments totaling $228,000 payable in four installments. In May 1996, the Company entered into a joint venture with a stockholder and former officer of Sargent to engage in the general business of the commercial exploitation of the leased potato harvesters. The joint venture is responsible for making payments on the leases. Payments on the leases are secured by the non-recourse promissory note payable to Sargent in the amount of $228,000, secured by a pledge of 50,000 options granted to the stockholder in the Employee Option Plan. Due to uncertainties in collecting the note, it has not been recorded. The Company is currently negotiating to assign and transfer the leases to an unrelated third party.

     In February 1996, the Company entered into a three-year employment agreement with the majority stockholder to service as the medical director, chief executive officer, and president of the Company in exchange for compensation of $120,000 per year, payable bi-monthly. As of March 18, 1997 the Company increased the chief executive officer's salary to $150,000.