Form 10-Q
period 1997-03-31
NATIONAL QUALITY CARE INC
filed 1997-05-20
CIK 872544

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1997

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

                                 (213) 692-0948
                               (Telephone Number)


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

                The number of shares of common stock outstanding
                        as of May 14, 1997 is 8,648,210.

                           National Quality Care, Inc.

                                Table of Contents


Part I.   Financial Information                                             Page
                                                                            ----

          Item 1.   Financial Statements

                    Consolidated Balance Sheets as
                    of March 31, 1997 and
                    December 31, 1996                                         3


                    Consolidated Statements of
                    Operations for the three months
                    ended March 31, 1997                                      4


                    Consolidated Statement of
                    Stockholders' Equity for the
                    three months ended March 31, 1997                         5


                    Consolidated Statement of
                    Cash Flows for the three months
                    ended March 31, 1997                                      6


                    Notes to Financial Statements                             7

          Item 2.   Management's Discussion and
                    Analysis or Plan of Operation                            11


Part II.  Other Information

          Item 6.   Exhibits and Reports on Form 8-K                         15


Signatures                                                                   16

                                      NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 ASSETS (NOTE 5)
                                                        March 31,  December 31,
                                                          1997          1996
                                                       ----------   -----------
Current assets
  Cash and cash equivalents                            $   80,149   $   121,812
  Accounts receivable, net of allowances for
    doubtful accounts of $75,000                          275,514       334,927
  Note receivable-related parties (Note 3)                865,202       865,202
  Supplies inventory                                       13,097        13,122
  Other current assets                                     64,907        47,208
                                                       ----------   -----------

    Total current assets                                1,298,869     1,382,271

  Building and equipment, net (Note 4)                  2,256,819     2,257,735
  Deposits and other long-term assets                      57,631        59,197
                                                       ----------   -----------

    Total assets                                     $  3,613,319  $  3,699,203
                                                     ------------  ------------
                                                     ------------  ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                        379,517       448,521
  Accrued expenses                                        317,562       303,597
  Current portion of long-term debt (Note 5)              294,160       380,414
                                                       ----------   -----------

    Total current liabilities                             991,239     1,132,532

Long-term debt, net of current portion (Note 5)         1,781,658     1,804,805
                                                       ----------   -----------

    Total liabilities                                   2,772,897     2,937,337

Commitments and contingencies (Note 6)

Stockholders' equity
  Preferred stock, $.01 par value: 5,000,000 shares
    authorized, no shares issued and outstanding
  Common stock, $.01 par value: 50,000,000 shares
      authorized, 8,233,471 and 7,815,471 shares
      issued and outstanding                               82,334        78,154
  Additional paid-in capital                            1,507,969     1,508,009
  Notes receivable from stockholder (Note 2)            (120,306)     (118,044)
  Accumulated deficit                                   (629,575)     (706,253)
                                                       ----------   -----------

    Total stockholders' equity                            840,422       761,866
                                                       ----------   -----------

    Total liabilities and stockholder's equity       $  3,613,319  $  3,699,203
                                                     ------------  ------------
                                                     ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                                      NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                            FOR THE THREE MONTHS ENDED MARCH 31,
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                                       1997         1996
                                                    ----------   ----------
Income
   Medical service revenue                          $  848,596   $  791,093
   Rental income                                        67,925            -
                                                    ----------   ----------

     Total income                                      916,521      791,093
                                                    ----------   ----------
Operating expenses
   Cost of medical services                            493,930      417,941
   Selling, general, and administrative expenses       259,556       74,877
   Rental expenses                                      11,156            -
                                                    ----------   ----------

     Total operating expenses                          764,642      492,818
                                                    ----------   ----------

Income from operations                                 151,879      298,275

Other income (expense)
   Interest expense                                   (49,027)     (14,521)
   Interest income                                       3,090            -
   Other expense                                      (28,064)            -
                                                    ----------   ----------

     Total other income (expense)                     (74,401)     (14,521)
                                                    ----------   ----------
Income before provision for income taxes                77,478      283,754

Provision for income taxes                                 800            -
                                                    ----------   ----------
Net income                                          $   76,678   $  283,754
                                                    ----------   ----------
                                                    ----------   ----------

Net income per share                                $     0.01   $     0.28
                                                    ----------   ----------
                                                    ----------   ----------

Weighted average common shares outstanding           7,999,049    1,000,000
                                                    ----------   ----------
                                                    ----------   ----------









   The accompanying notes are an integral part of these financial statements.

                                      NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       FOR THE THREE MONTHS ENDED MARCH 31, 1997
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                      Common Stock          Additional     Receivable    Accumulated      Total
                                                ------------------------      Paid-In         From         Deficit       -------
                                                 Shares          Amount       Capital      Stockholder   -----------
                                                ------------------------    ---------------------------
BALANCE, DECEMBER 31, 1996                      7,815,471     $   78,154      1,508,009     (118,044)     (706,253)    $ 761,866


OPTIONS EXERCISED
    For services rendered                         395,000          3,950        (3,950)
    For cash                                       23,000            230          3,910                                    4,140


INCREASE IN RECEIVABLE FROM
    STOCKHOLDER (INTEREST)                                                                    (2,262)                    (2,262)


NET INCOME                                                                                                   76,678       76,678
                                              -----------      ---------    -----------   -----------   -----------    ---------


BALANCE, MARCH 31, 1997                         8,233,471      $  82,334    $ 1,507,969   $ (120,306)   $ (629,575)    $ 840,422
                                              -----------      ---------    -----------   -----------   -----------    ---------
                                              -----------      ---------    -----------   -----------   -----------    ---------




   The accompanying notes are an integral part of these financial statements.

                                      NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE THREE MONTHS ENDED MARCH 31, 1997
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



Cash flows from operating activities
  Net income                                                         $   76,678
  Adjustments to reconcile net income to net cash
    provided by operating activities
          Depreciation and amortization                                  22,483
  (Increase) decrease in
    Accounts receivable                                                  59,413
    Supplies inventory                                                       25
    Other current assets                                               (17,700)
  Increase (decrease) in
    Accounts payable                                                   (69,003)
    Increase in receivable from stockholder                            (13,965)
                                                                     ----------

          Net cash provided by operating activities                      85,861

Cash flows from investing activities
  Increase in receivable from stockholder (interest)                    (2,262)
  Purchase of building and equipment                                   (20,001)
                                                                     ----------

          Net cash used in investing activities                        (22,263)

Cash flows from financing activities

  Repayment of debt                                                   (109,401)
  Proceeds from exercise of stock options                                 4,140
                                                                     ----------

          Net cash used in financing activities                       (105,261)
                                                                     ----------

               Net increase in cash during period                      (41,663)
                                                                     ----------

Cash and equivalents, beginning of period                               121,812
                                                                     ----------

Cash and equivalents, end of period                                  $   80,149
                                                                     ----------
                                                                     ----------





   The accompanying notes are an integral part of these financial statements.

               NOTES TO FINANCIAL STATEMENTS NATIONAL QUALITY CARE
                                 March 31, 1997


NOTE 1.   BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

NOTE 2.   NOTES RECEIVABLE FROM STOCKHOLDER

  Notes receivable from stockholder are unsecured with no stated maturity date and bear interest at 8% per annum. At March 31, 1997, these notes receivable are presented as an offset to stockholders' equity due to the relationship of the parties involved and the uncertainty of the repayment of the notes.

NOTE 3.   SALE OF ASSETS IN EXCHANGE FOR NOTES RECEIVABLE FROM RELATED PARTIES

    As of May 14, 1997, the obligors on two (2) promissory notes payable to the Company, in the aggregate principal amount of $865,000 (subject to certain adjustments), assigned 630,201 of the shares of Common Stock to a third party, who executed a promissory note payable to the Company in the principal amount of $1,000,000, bearing interest at the rate of 10% PER ANNUM, and due and payable on or before February 23, 1998. The promissory notes executed by the initial obligors were canceled. The obligation owing to the Company on the $1,000,000 promissory note is secured by the 630,201 shares of Common Stock, which are held in escrow.

NOTE 4.   BUILDING AND EQUIPMENT

  Building and equipment as of March 31, 1997 consist of the following:

          Land                                             $   855,897
          Building                                           1,338,710
          Medical equipment                                    283,677
          Leasehold improvement                                 18,786
          Office furniture and equipment                         7,822
                                                             ---------
                                                             2,504,892
          Less accumulated depreciation and
               amortization                                    248,073
                                                             ---------
               Total                                      $  2,256,819
                                                          ------------
                                                          ------------

     Depreciation expense for the three months ended March 31, 1997 was $20,167.


NOTE 5.   NOTES PAYABLE

     Notes payable and long term debt at March 31, 1997 consist of the following:

          Notes payable - bank are collateralized by land,
               building and equipment, and assignment of
               $2,000,000 in life insurance of, and guaranteed
               by, two majority stockholders. The notes are
               payable in monthly installments of $20,293
               including interest at prime plus 2% per annum.
               Principal is due May 2006.                          $   1,808,480

          Note payable is collateralized by accounts
               receivable.  Note is payable in monthly
               installments of $25,000 including interest of
               8.25% per annum. Principal is due June 1997.               63,406

          Note payable is collateralized by land, building and
               assignments of rents. The note bears interest at
               10% per annum. Note was converted to equity
               after the statement date.                                 200,000

          Other                                                            3,932
                                                                       ---------

                                                                       2,075,818

          Less current portion                                           294,160
                                                                       ---------

               Long-term portion                                    $  1,781,658
                                                                    ------------
                                                                    ------------

NOTE 6.   COMMITMENTS AND CONTINGENCIES.

     LEASES.

     The Company subleases certain facilites for its corporate office and dialysis unit under a long-term lease agreement from a related party. Minimum annual rental commitments under this lease are as follows:

               Year Ending
               December 31,
               ------------

               1997                                         $   81,144
               1998                                             81,144
               1999                                             81,144
               2000                                             54,096
                                                            ----------

                     TOTAL                                 $   297,528
                                                           -----------
                                                           -----------

     OTHER AGREEMENTS.

     During 1996, the Company purchased a building for $200,000 in cash and notes payable of $2,050,000. The Company has assigned the Master Lease and rents to an unrelated third party who facilitated the purchase (the "Facilitator") and who is responsible for paying the expenses and debt service of the property, and retains certain rights to sell the property. The term of the agreement is 30 years. As compensation, the Facilitator receives $1,000 per year payable in arrears. Any rental income exceeding the payment of the expense is to be held by the facilator as a reserve deposit. If the rental income is less than the expenses, the Company is required to reimburse the Facilitator for the difference. The Company recognizes the rental income and expenses in the Company's statement of operations. At March 31, 1997, the net reserve deposit held by the Facilitator is $19,412 which has been included in Other current assets.

     The lease agreement for the building provides for minimum rental income of $22,642 per month through 1999. The rental income is subject to annual increases based on the consumer price index. Minimum annual rental income under this lease is as follows:

               Year Ending
               December 31,
               ------------

               1997                                       $    271,700
               1998                                            271,700
               1999                                            271,700
                                                          ------------

                    TOTAL                                 $    815,100
                                                          ------------
                                                          ------------

     NEW DIALYSIS FACILITY.

          Construction for the new dialysis unit began in March 1997, and the Company is in the final stages of negotiating the construction agreement with the contractor. Management expects that the total cost of building and equipment the unit will be approximately $640,000.

     In March 1997, the Company entered into a firm purchase agreement for dialysis products with a vendor. The term of the agreement is three years and is subject to cancellation after the first year by either party or in the event of default under the agreement. During each year of the agreement, the Company agrees to purchase virtually all of its dialysis equipment and dialysis supplies from the vendor. In exchange the vendor agrees to provide discounted pricing.

     LITIGATION.

     The Company occupies its facilities for its corporate office and dialysis unit pursuant to a sublease with Medipace Medical Group, Inc., an affiliate of each of the Company's three directors and largest stockholder ("Medipace"), dated May 10, 1996 ("Sublease). On or about January 16, 1997, Medipace received a Three Day Notice to Pay Rent or Quit ("Three Day Notice") from its landlord, Midway Hospital Medical Center, Inc. ("Midway"), alleging that Medipace is in default on its rental obligation pursuant to the Company as well as additional premises occupied by Medipace. The Three Day Notice includes office space subleased to the Company. Medipace has not brought its rental obligation to Midway current, but Midway has also not brought an unlawful detainer proceeding to regain possession of the leased premises. Instead, Midway has brought suit against Medipace for breach of the Master Lease and seeks amounts due under the Master Lease, but did not include a claim for possession of the premises.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     OVERVIEW OF PRESENTATION. On May 11, 1996, the Company entered into an Agreement for Exchange of Stock (the "Share Exchange Agreement") with Los Angeles Community Dialysis, Inc., a California corporation ("LACD"), Victor Gura, M.D., Avraham H. Uncyk, M.D. and Ronald P. Lang, M.D., pursuant to which the Company issued an aggregate of 4,234,128 shares of the Company's common stock, par value $0.01 per share (the "Common Stock") in exchange for 100% of the issued and outstanding shares of common stock of LACD. In connection with the closing of the Share Exchange Agreement, LACD became the principal; operating subsidiary of the Company. On May 28, 1996, the Company changed its name to "National Quality Care, Inc."

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

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996. Total income for the three months ended March 31, 1997 increased approximately 16% to $916,521 from$791,093 for the three months ended March 31, 1996. Medical service revenue for the three months ended March 31, 1997 increased approximately 7% to $848,596 from $791,093 for the three months ended March 31, 1996. This increase primarily resulted from an increase in volume of inpatient and home dialysis care. In addition, the Company received rental income of $67,925 during the three months ended March 31, 1997 from certain real property owned by the Company in Los Angeles, California utilized by a non-affiliate as a hospital facility.

     Total operating expenses during the three months ended March 31, 1997 increased 55% to $764,642 from $492,818 during the three months ended March 31, 1996. Total operating expenses include: (i) cost of medical services, (ii) selling, general and administrative expenses, and (iii) rental expenses, as follows:

     Cost of medical services during the year ended March 31, 1997 increased 18% to $493,930 from $417,914 during the three months ended March 31, 1996. This increase primarily resulted from the increase in medical supplies utilized in the Company's business operations due to the corresponding increase in volume of inpatient and home dialysis care. Cost of medical services primarily consist of two (2) categories: (i) medical services and supplies, and (ii) outside services. Medical services and supplies for the three months ended March 31, 1997 increased approximately 61% to $218,304 from $136,041 for the three months ended March 31, 1996. The increase was primarily due to rising usage of medical supplies prescribed, which in turn resulted in higher revenues. Outside services for the three months ended March 31, 1997 increased approximately 24% to $126,675 from $102,430 for the three months ended March 31, 1996. The increase was primarily attributable to the rise of inpatient services.

     Selling, general and administrative expenses during the three months ended March 31, 1997 increased to $259,556 from $74,877 during the three months ended March 31, 1996. This increase primarily related to ongoing legal and accounting and consulting fees related to the development of the Company's business plan and acquisition strategy.

     Rental expenses during the three months ended March 31, 1997 were $11,156, which were not incurred during the three months ended March 31, 1996. These rental expenses related to the hospital building purchased by the Company in 1996.

     Other expenses increased during the three months ended March 31, 1997 to $74,401 from $14,521 during the three months ended March 31, 1996. This increase in expenses between the respective periods resulted primarily from: (i) certain non-recurring expenses of $42,750 in 1997 which were not incurred in the prior year, related to a joint venture with respect to a potato harvester related to the Company's prior business operations, and (ii) increased interest expenses to $49,027 from $14,521, primarily arising from interest expenses relating to the mortgage on the hospital facility. These expenses were offset by certain additional income during the three months ended March 31, 1997 in the aggregate of amount of $17,776, which the Company did not generate during the comparable period in 1996.

     As a result of the foregoing, the Company experienced net income of $76,678 during the three months ended March 31, 1997, as compared to net income of $283,754 during the three months ended March 31, 1996. The Company also experienced income from operations during each of the three months ended March 31, 1997 and 1996. However, income from operations during the three months ended March 31, 1997 decreased to $151,879 from $298,275 during the three months ended March 31, 1996. Management believes that this decrease in income from operations primarily resulted from medical services, supplies, and legal as described above. The Company believes there can be no assurances that comparable amounts of legal expenses may not arise in connection with the development of the Company's proposed business plan, particularly as may relate to any financings, acquisitions or development which may occur. However, the Company's proposed business plan contemplates the growth of revenues in connection with the Company's expansion strategy. There can be no assurance that the Company's acquisition strategy will create operating synergies with any acquired proposed acquisition or development target or result in profitable operations. See "Liquidity and Capital Resources."

     As of December 31, 1996, the Company had net operating loss carryforwards totalling approximately $670,000 and $335,000 for federal and state income tax purposes, respectively. Utilization of the Company's net operating loss may be subject to limitations under certain circumstances.

     LIQUIDITY AND CAPITAL RESOURCES. At March 31, 1997, the ratio of current assets to current liabilities was 1.31 to 1.00. The inventory consists of medical supplies and medications.

     The Company has historically financed its operations through the use of working capital and loans to the Company.

     Cash and cash equivalents were $80,149 as of March 31, 1997, as compared to $121,812 as of December 31, 1996. This decrease was primarily attributable to the repayment of debt.

     As of March 31, 1997, the Company had long-term borrowings in the aggregate amount of $1,781,658, the current portion of which was $294,160. As of December 31, 1996, the Company had long-term borrowings of $1,804,805.

     As of March 31, 1997, the Company had short-term borrowings in the aggregate amount of $263,406, a decrease from $361,074 as of December 31, 1996. The decrease was primarily attributable to the reduction of the Corporate Funding Inc. ("Orion") working capital loan due on June 30, 1997 from $161,074 to $63,406. The amount owing to Orion is secured by the accounts receivable of the Company, and the subject of a limited guaranty by Dr. Gura. As of May 14, 1997, the balance owing on the note to Orion was $38,134. The Company has reached an agreement and completed the conversion of the $200,000 note into Common Stock. In addition, $29,460 of the current portion of long-term debt will be payable during the year ending December 31, 1997.

     The Company has demand note receivables in the principal amounts of $66,811.76 and $47,853.85 from Medipace Medical Group, Inc., an affiliate of each of the Company's three (3) directors and largest stockholders, which are the subject of demand promissory notes dated October 31, 1996 and May 22, 1996 respectively, each bearing interest at the rate of 8% PER ANNUM.

As of May 14, 1997, the obligors on two (2) promissory notes payable to the Company, in the aggregate principal amount of $865,000 (subject to certain adjustments), assigned 630,201 of the shares of Common Stock to a third party, who executed a promissory note payable to the Company in the principal amount of $1,000,000, bearing interest at the rate of 10% PER ANNUM, and due and payable on or before February 23, 1998. The promissory notes executed by the initial obligors were canceled The obligation owing to the Company on the $1,000,000 promissory note is secured by the 630,201 shares of Common Stock, which are held in escrow. Management believes that the $1,000,000 note receivable will be collected through the sale of the shares held in escrow.

     The Company's cash flow needs for the three months ended March 31, 1997 were provided from operations.

     Management believes that, as of March 31, 1997, and for the foreseeable future, the Company will be able to finance costs of current levels of operations from revenues, including the payment of the obligations on the hospital facility and the note payable to Orion.

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


     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share," which is effective for financial statements issued for periods ending after December 31, 1997. SFAS No. 128 requires public companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share. The Company has not yet determined the effect of adopting SFAS No. 128.

                           PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  REPORTS OF FORM 8-K.

     The Company filed a report on Form 8-K on March 3, 1997,due on June 30, 1997 during the Quarterly Period ended March 31, 1997.

     (b)  EXHIBIT.

     27.  Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the dates indicated.


Dated May 14, 1997                 NATIONAL QUALITY CARE, INC.



                                        By:    /s/ Ron Berkowitz, C.F.O.
                                             ---------------------------
                                             Ron Berkowitz, C.F.O.