Form 10QSB
period 1997-06-30
NATIONAL QUALITY CARE INC
filed 1997-08-14
CIK 872544

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

                         For the Quarter Ended June 30, 1997

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

                   The number of shares of common stock outstanding
                        as of August 12, 1997 is 9,148,210.

                             National Quality Care, Inc.

                                  Table of Contents

                                                              Page
                                                              ----
Part I.  Financial Information                                  3

         Item 1.   Financial Statements

                   Consolidated Balance Sheets as
                   of June 30, 1997 and
                   December 31, 1996                            4


                   Consolidated Statements of
                   Operations for the three months
                   ended June 30, 1997 and 1996                 5


                   Consolidated Statements of
                   Operations for the six months
                   ended June 30, 1997 and 1996                 6

                   Consolidated Statements of
                   Stockholders' Equity for the
                   six months ended June 30, 1997               7


                   Consolidated Statements of
                   Cash Flows for the six months
                   ended June 30, 1997 and 1996                 8


                   Notes to Financial Statements                9

         Item 2.   Management's Discussion and
                   Analysis or Plan of Operation               12


Part II. Other Information

         Item 1.   Legal Proceedings                           17

         Item 6.   Exhibits and Reports on Form 8-K            17


Signatures                                                     18

                       PART I  -  FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS.

                                     NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                                    CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                   ASSETS (NOTE 5)
                                                         June 30,  December 31,
                                                          1997           1996
                                                       ----------  ------------
Current assets
    Cash and cash equivalents                          $  136,384   $   121,812
    Accounts receivable, net of allowances for
       doubtful accounts of $75,000                       260,873       334,927
    Note receivable-related parties (Note 3)              865,202       865,202
    Supplies inventory                                     13,097        13,122
    Other current assets                                   83,417        47,208
                                                      -----------   -----------
         Total current assets                           1,358,973     1,382,271

    Property and equipment, net (Note 4)                2,530,512     2,257,735
    Deposits and other long-term assets                    57,365        59,197
                                                      -----------   -----------
         Total assets                                 $ 3,946,850   $ 3,699,203
                                                      -----------   -----------
                                                      -----------   -----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                      524,039       448,521
    Accrued expenses                                      157,655       303,597
    Current portion of long-term debt (Note 5)             44,103       380,414
                                                      -----------   -----------
         Total current liabilities                        725,797     1,132,532

Long-term debt, net of current portion (Note 5)         1,946,907     1,804,805
                                                      -----------   -----------
         Total liabilities                              2,672,704     2,937,337

Commitments and contingencies (Note 6)

Stockholders' equity
    Preferred stock, $.01 par value: 5,000,000 shares
        authorized, no shares issued and outstanding
    Common stock, $.01 par value: 50,000,000 shares
        authorized, 9,048,210 and 7,815,471 shares
         issued and outstanding                            90,481        78,154
    Additional paid-in capital                          1,889,744     1,508,009
    Notes receivable from stockholder (Note 2)           (122,593)     (118,044)
    Accumulated deficit                                  (583,486)     (706,253)
                                                      -----------   -----------
         Total stockholders' equity                     1,274,146       761,866
                                                      -----------   -----------
         Total liabilities and stockholder's equity   $ 3,946,850    $3,699,203
                                                      -----------   -----------
                                                      -----------   -----------

      The accompanying notes are an integral part of these financial statements.

                                     NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                            FOR THE THREE MONTHS ENDED JUNE 30,
-------------------------------------------------------------------------------



                                                     1997           1996
                                                  ----------     ----------
Income
    Medical service revenue                       $  786,778     $  728,520
    Rental income                                     67,925         32,428
                                                  ----------     ----------
         Total income                                854,703        760,948
                                                  ----------     ----------
Operating expenses
    Cost of medical services                         492,367        380,023
    Selling, general, and administrative expenses    267,026        221,754
    Rental expenses                                   22,042         11,670
                                                  ----------     ----------
         Total operating expenses                    781,435        613,447
                                                  ----------     ----------
Income from operations                                73,268        147,501

Other income (expense)
    Interest expense                                 (57,191)       (26,715)
    Interest income                                   37,046            700
    Other expense                                       (199)         -----
                                                  ----------     ----------
         Total other income (expense)                (20,344)       (26,015)
                                                  ----------     ----------
Income before provision for income taxes              52,924        121,486

Provision for income taxes                             6,834           ----
                                                  ----------     ----------
Net income                                        $   46,090     $  121,486
                                                  ----------     ----------
                                                  ----------     ----------
Net income per share                              $     0.01     $     0.03
                                                  ----------     ----------
                                                  ----------     ----------
Weighted average common shares outstanding         8,651,419      4,090,515
                                                  ----------     ----------
                                                  ----------     ----------


      The accompanying notes are an integral part of these financial statements.

                                     NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                              FOR THE SIX MONTHS ENDED JUNE 30,
-------------------------------------------------------------------------------



                                                         1997           1996
                                                    ------------   ------------
Income
    Medical service revenue                         $  1,635,374   $  1,519,613
    Rental income                                        135,850         32,427
                                                    ------------   ------------
         Total income                                  1,771,224      1,552,040
                                                    ------------   ------------

Operating expenses
    Cost of medical services                             986,115        764,225
    Selling, general, and administrative expenses        526,764        330,370
    Rental expenses                                       33,198         11,670
                                                    ------------   ------------
         Total operating expenses                      1,546,077      1,106,265
                                                    ------------   ------------

Income from operations                                   225,147        445,775

Other income (expense)
    Interest expense                                    (106,619)       (26,853)
    Interest income                                       40,136            700
    Other expense                                        (28,263)          ----
                                                    ------------   ------------
         Total other income (expense)                    (94,746)       (26,153)
                                                    ------------   ------------

Income before provision for income taxes                 130,401        419,622

Provision for income taxes                                 7,634           ----
                                                    ------------   ------------
Net income                                            $  122,767     $  419,622
                                                    ------------   ------------
                                                    ------------   ------------
Net income per share                                  $     0.01     $     0.16
                                                    ------------   ------------
                                                    ------------   ------------
Weighted average common shares outstanding             8,327,036      2,553,795
                                                    ------------   ------------
                                                    ------------   ------------



      The accompanying notes are an integral part of these financial statements.

                                      NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          FOR THE SIX MONTHS ENDED JUNE 30, 1997
--------------------------------------------------------------------------------


                                                          Common Stock        Additional   Receivable     Accumulated     Total
                                                      Shares       Amount      Paid-In        From          Deficit
                                                                               Capital     Stockholder
                                                     ---------   ---------   ----------   -------------   -----------   ----------
BALANCE, DECEMBER 31, 1996                           7,815,471    $ 78,154    1,508,009      (118,044)     (706,253)     $ 761,866


ASSUMPTION OF NOTES RECEIVABLE

OPTIONS EXERCISED
    For services rendered                            1,009,739      10,097      169,825                                    179,922
    For cash                                            23,000         230        3,910                                      4,140

CONVERSION OF DEBT TO EQUITY                           200,000       2,000      208,000                                    210,000

INCREASE IN RECEIVABLE FROM STOCKHOLDER (INTEREST)                                             (4,549)                      (4,549)


NET INCOME                                                                                                  122,767        122,767
                                                     ---------   ---------   ----------   -------------   -----------   ----------


BALANCE, JUNE 30, 1997                               9,048,210     $90,481   $1,889,744     $(122,593)    $(583,486)    $1,274,146
                                                     ---------   ---------   ----------   -------------   -----------   ----------
                                                     ---------   ---------   ----------   -------------   -----------   ----------


      The accompanying notes are an integral part of these financial statements.

                                      NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               FOR THE SIX MONTHS ENDED JUNE 30,
--------------------------------------------------------------------------------

                                                                  1997          1996
                                                                  ----          ----
Cash flows from operating activities
    Net income                                                $  122,767      $ 58,504
    Adjustments to reconcile net income to net cash
         provided by operating activities
            Depreciation and amortization                         49,759        38,803
            Issuance of stock options for services rendered      179,922         -----
    (Increase) decrease in
         Accounts receivable                                      74,054       (71,788)
         Supplies inventory                                           25        (9,640)
         Other current assets                                    (36,209)      (51,948)
    Increase (decrease) in
         Accounts payable                                         75,518        65,442
         Accrued expenses                                       (135,942)       (1,867)
                                                              ----------    ----------
              Net cash provided by operating activities          329,894        27,506
                                                              ----------    ----------
Acquisition of Sargent, Inc.                                       -----        50,266
                                                              ----------    ----------
Cash flows from investing activities
    (Increase) decrease in deposits                               (1,300)       10,000
    Increase in receivable from stockholder (interest)            (4,549)        -----
    Purchase of property and equipment                          (319,404)    2,198,220
                                                              ----------    ----------
              Net cash used in investing activities             (325,253)   (2,188,220)

Cash flows from financing activities
    Repayments of capital lease obligations                       (3,798)        -----
    Repayment of debt                                           (188,462)     (130,277)
    Proceeds from long-term debt                                 198,051     2,396,504
    Proceeds from exercise of stock options                        4,140         -----
    Due from affiliates                                            -----       (47,854)
                                                              ----------    ----------
              Net cash provided by financing activities            9,931    (2,218,373)
                                                              ----------    ----------
                   Net increase in cash during period             14,572       107,925
                                                              ----------    ----------
Cash and equivalents, beginning of period                        121,812          ----
                                                              ----------    ----------
Cash and equivalents, end of period                           $  136,384    $  107,925
                                                              ----------    ----------
                                                              ----------    ----------



      The accompanying notes are an integral part of these financial statements.

            NOTES TO FINANCIAL STATEMENTS NATIONAL QUALITY CARE
                              June 30, 1997


NOTE 1.  BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

NOTE 2.  NOTES RECEIVABLE FROM STOCKHOLDER

    Notes receivable from stockholder are unsecured demand notes with no stated maturity date and bear interest at 8% per annum. At June 30, 1997, these notes receivable are presented as an offset to stockholders' equity due to the relationship of the parties involved and the uncertainty of the repayment of the notes.

NOTE 3.  SALE OF ASSETS IN EXCHANGE FOR NOTES RECEIVABLE FROM RELATED PARTIES

    The obligors on two (2) promissory notes payable to the Company, in the aggregate principal amount of $865,000 (subject to certain adjustments), assigned 630,201 of the shares of Company common stock to a third party, who executed a promissory note payable to the Company in the principal amount of $1,000,000, bearing interest at the rate of 10% PER ANNUM, and due and payable on or before February 23, 1998. The promissory notes executed by the initial obligors were canceled. The obligation owing to the Company on the $1,000,000 promissory note is secured by the 630,201 shares of common stock, which are held in escrow.

NOTE 4.  PROPERTY AND EQUIPMENT

    Property and equipment as of June 30, 1997 consist of the following:

              Land                                      $   855,897
              Building                                    1,338,710
              Medical equipment                             481,727
              Leasehold improvement                          94,483
              Office furniture and equipment                 33,478
                                                        -----------
                                                          2,804,295
              Less accumulated depreciation and
                   amortization                             273,783
                                                        -----------
                   Total                                $ 2,530,512
                                                        -----------
                                                        -----------

NOTE 5.  NOTES PAYABLE

    Notes payable and long term debt at June 30, 1997 consist of the following:

         Notes payable to bank collateralized by land, building and equipment, and assignment of $2,000,000 in life
              insurance of, and guaranteed by, two majority
              stockholders. The notes are payable in monthly
              installments of $20,293 including interest at prime
              plus 2% per annum. Principal is due May 2006.          $ 1,792,824


         Capital lease obligations                                       198,186
                                                                     -----------

                                                                       1,991,010


         Less current portion                                             44,103
                                                                     -----------
              Long-term portion                                     $  1,946,907
                                                                     -----------
                                                                     -----------


NOTE 6.  COMMITMENTS AND CONTINGENCIES.

    LEASES.

    The Company subleases certain facilities for its corporate office and dialysis unit under a long-term lease agreement from a related party. Minimum annual rental commitments under this lease are as follows:

              Year Ending
              December 31,
              --------------
              1997                                $   81,144
              1998                                    81,144
              1999                                    81,144
              2000                                    54,096
                                                  ----------
                    TOTAL                         $  297,528
                                                  ----------
                                                  ----------

    OTHER AGREEMENTS.

    During 1996, the Company purchased a building for $200,000 in cash and notes payable of $2,050,000. The Company has assigned the Master Lease and rents to an unrelated third party who facilitated the purchase (the "Facilitator") and who is responsible for paying the expenses and debt service of the property, and retains certain rights to sell the property. The term of the agreement is 30 years.
As compensation, the Facilitator receives $1,000 per year payable in arrears. Any rental income exceeding the payment of the expense is to be held by the Facilitator as a reserve deposit. If the rental income is less than the expenses, the Company is required to reimburse the Facilitator for the difference. The Company recognizes the rental income and expenses in the Company's statement of operations. At June 30,1997, the net reserve deposit held by the Facilitator is $13,942 which has been included in Other current assets.

    The lease agreement for the building provides for minimum rental income of $22,642 per month through 1999. The rental income is subject to annual increases based on the consumer price index. Minimum annual rental income under this lease is as follows:

              Year Ending
              December 31,
              --------------
              1997                                $  271,700
              1998                                   271,700
              1999                                   271,700
                                                  ----------
                   TOTAL                          $  815,100
                                                  ----------
                                                  ----------

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


    LITIGATION.

    On July 3, 1997, Midway Hospital Medical Center, Inc. filed an unlawful detainer action against the Company and Medipace Medical Group, Inc. ("Medipace"), an affiliate of certain of the Company's officers, directors and principal stockholders, in the Superior Court for the County of Los Angeles, California (Case No. BC174096). The unlawful detainer action relates to the premises for the Company's existing dialysis unit in Los Angeles, California. The Company has been and continues to be current in its rent and does not believe that it is in any way in default on this lease. The default alleged by the landlord relates to business issues between the landlord and Medipace. As a result, the Company has filed a separate action against the landlord for breach of contract, constructive eviction, breach of covenant of quite enjoyment and declaratory relief. The Company intends to vigorously defend itself in the unlawful detainer action and vigorously to prosecute its action against the landlord, and anticipates not being required to vacate its current dialysis unit premises. However, no assurance to that effect can be given. Management believes that the Company has adequate capacity at the new dialysis unit to transfer all of the Company's existing patients and to accommodate a significant increase in new patients. Therefore, the Company does not anticipate an interruption or reduction in revenue or services as a result or in the event of an unsuccessful defense of this litigation.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    OVERVIEW OF PRESENTATION. On May 11, 1996, the Company entered into an Agreement for Exchange of Stock (the "Share Exchange Agreement") with Los Angeles Community Dialysis, Inc., a California corporation ("LOS ANGELES COMMUNITY DIALYSIS, INC."), Victor Gura, M.D., Avraham H. Uncyk, M.D. and Ronald
P. Lang, M.D., pursuant to which the Company issued an aggregate of 4,234,128 shares of the Company's common stock, par value $0.01 per share (the "Common Stock") in exchange for 100% of the issued and outstanding shares of common stock of LOS ANGELES COMMUNITY DIALYSIS, INC.. In connection with the closing of the Share Exchange Agreement, LOS ANGELES COMMUNITY DIALYSIS, INC. became the principal; operating subsidiary of the Company. On May 28, 1996, the Company changed its name to "National Quality Care, Inc."

    Since approximately May, 1996, the focus of the Company's principal business operations has been the providing of high-quality integrated dialysis services for patients suffering from End Stage Renal Disease ("ESRD").

    The financial statements of the Company included in this Report have been presented, for accounting purposes, as a recapitalization of LOS ANGELES COMMUNITY DIALYSIS, INC., with LOS ANGELES COMMUNITY DIALYSIS, INC. as the acquiror of the Company. For purposes of clarity in this section, the term "Company" reflects the financial condition and results of operations of LOS ANGELES

COMMUNITY DIALYSIS, INC. and the combined operations of the parent holding company and LOS ANGELES COMMUNITY DIALYSIS, INC. following the completion of the Share Exchange Agreement.

    This report, including the disclosures below, contains certain forward-looking statements that involve substantial risks and/or uncertainties. When used herein, the terms "anticipates," "expects," "estimates," "believes" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements.

    RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996. Total income for the three months ended June 30, 1997 increased approximately 12% to $854,703 from $760,948 for the three months ended June 30, 1996. For the first six months of 1997, total income increased approximately 14% to $1,771,224 from $1,552,040 for the first six months of 1996. Medical service revenue for the three months ended June 30, 1997 increased approximately 8% to $786,778 from $728,520 for the three months ended June 30, 1996. For the first six months of 1997, medical service revenue increased approximately 8% to $1,635,374 from $1,519,613 for the first six months of 1996. This increase primarily resulted from an increase in volume of inpatient and home dialysis care. In addition, the Company received rental income of $135,850 during the six months ended June 30, 1997 from certain real property owned by the Company in Los Angeles, California utilized by a non-affiliate as a hospital facility.

    Total operating expenses during the three months ended June 30, 1997 increased 27% to $781,435 from $613,447 during the three months ended June 30, 1996. For the first six months of 1997, total operating expenses increased 40% to $1,546,077 from $1,106,265 for the first six months of 1996. Total operating expenses include: (i) cost of medical services, (ii) selling, general and administrative expenses, and (iii) rental expenses, as follows:

    Cost of medical services during the three months ended June 30, 1997 increased 30% to $492,367 from $380,023 during the three months ended June 30, 1996. For the first six months of 1997, cost of medical services increased 29% to $986,115 from $764,225 for the first six months of 1996. This increase primarily resulted from the increase in medical supplies utilized in the Company's business operations due to the corresponding increase in volume of inpatient and home dialysis care. Cost of medical services primarily consist of two (2) categories: (i) medical services and supplies, and (ii) outside services. Medical services and supplies for the three months ended June 30, 1997 increased approximately 15% to $223,593 from $193,857 for the three months ended June 30, 1996. For the first six months of 1997, Medical services and supplies increased 34% to $441,887 from $329,899 for the first six months of 1996. The increase was primarily due to rising usage of medical supplies prescribed, which in turn resulted in higher revenues. Outside services for the three months ended June 30, 1997 decreased approximately 1% to $93,238 from $94,078 for the three months ended June 30, 1996. For the first six months of 1997, Outside services decreased 4% to $215,463 from $224,733 for the first six months of 1996.

    Selling, general and administrative expenses during the three months ended June 30, 1997 increased to $267,026 from $221,754 during the three months ended June 30, 1996. For the first six months of 1997, Selling, general and administrative expenses increased 59% to $526,724 from $330,370 for the first six months of 1996. This increase primarily related to ongoing legal and accounting and consulting fees related to the development of the Company's business plan and acquisition strategy.

    Rental expenses during the three months ended June 30, 1997 were $22,042, as compared to $11,670 for the three months ended June 30, 1996. These rental expenses related to the hospital building purchased by the Company in May, 1996.

    Other expenses increased during the six months ended June 30, 1997 to $94,746 from $26,153 during the six months ended June 30, 1996. This increase in expenses between the respective periods resulted primarily from: (i) certain non-recurring expenses of $42,750 in 1997 which were not incurred in the prior year, related to a joint venture with respect to a potato harvester related to the Company's prior business operations; (ii) increased interest expenses to $106,619 from $26,853, primarily arising from interest expenses relating to the mortgage on the hospital facility; and, (iii) accrued interest income to $40,136 from $700.

    As a result of the foregoing, the Company experienced net income of $46,090 during the three months ended June 30, 1997, as compared to net income of $121,486 during the three months ended June 30, 1996. For the first six months of 1997, the Company experienced net income of $122,767 as compared to $419,622 for the first six months of 1996. The Company also experienced income from operations during each of the three months ended June 30, 1997 and 1996. However, income from operations during the three months ended June 30, 1997 decreased to $73,268 from $147,501 during the three months ended June 30, 1996. For the first six months of 1997, income from operations decreased to $225,147 from $445,775 for the first six months of 1996. Management believes that this decrease in income from operations primarily resulted from medical services, supplies, and legal as described above. The Company believes there can be no assurances that comparable amounts of legal expenses may not arise in connection with the development of the Company's proposed business plan, particularly as may relate to any financings, acquisitions or development which may occur. However, the Company's proposed business plan contemplates the growth of revenues in connection with the Company's expansion strategy. There can be no assurance that the Company's acquisition strategy will create operating synergies with any acquired proposed acquisition or development target or result in profitable operations. See "Liquidity and Capital Resources."

    As of December 31, 1996, the Company had net operating loss carryforwards totalling approximately $670,000 and $335,000 for federal and state income tax purposes, respectively. Utilization of the Company's net operating loss may be subject to limitations under certain circumstances.

    LIQUIDITY AND CAPITAL RESOURCES. At June 30, 1997, the ratio of current assets to current liabilities was 1.87 to 1.00. The inventory consists of medical supplies and medications.

    The Company has historically financed its operations through the use of working capital and loans to the Company.

    Cash and cash equivalents were $136,384 as of June 30, 1997, as compared to $121,812 as of December 31, 1996.

    As of June 30, 1997, the Company had long-term borrowings in the aggregate amount of $1,991,010, the current portion of which was $44,103. As of December 31, 1996, the Company had long-term borrowings of $1,804,805.

    As of June 30, 1997, the Company had no short-term borrowings compared to $361,074 as of December 31, 1996. The decrease was primarily attributable to the payoff of the Corporate Funding Inc. ("Orion") working capital loan due on June 30, 1997. The amount owed to Orion was secured by the accounts receivable of the Company, and the subject of a limited guaranty by Dr. Gura. The Company has reached an agreement and completed the conversion of the $200,000 note into Common Stock. In addition, $19,640 of the current portion of long-term debt will be payable during the year ending December 31, 1997.

    The Company has demand note receivables including accrued interest in the amounts of $70,502 and $52,091 from Medipace Medical Group, Inc., an affiliate of each of the Company's three (3) directors and largest stockholders, which are the subject of demand promissory notes dated October 31, 1996 and May 22, 1996 respectively, each bearing interest at the rate of 8% PER ANNUM.

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

    The Company's cash flow needs for the three months ended June 30, 1997 were provided from operations.

    Management believes that, as of June 30, 1997, and for the foreseeable future, the Company will be able to finance costs of current levels of operations from revenues, including the payment of the obligations on the hospital facility and the note payable to Orion.

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

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

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

    The Financial Accounting Standards Board recently issued SFAS No. 130, "Reporting Comprehensive Income," which is required to be adopted for financial statements issued for periods beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive but excluded from net income (such as extraordinary and non-recurring gains and losses). SFAS No. 130 requires that items of other comprehensive income be classified separately in the financial statements. The statement also requires that the accumulated balance of other comprehensive income items be reported separately from retained earnings and paid-in capital in the equity section of the balance sheet. SFAS No. 130 is not expected to have a material effect on the Company's financial position or results of operations.

    The Financial Accounting Standards Board recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is required to be adopted for financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 is not required to be applied to interim financial statements in the initial year of application. This statement requires that financial and descriptive information about operating segments be reported. Generally, financial information will be required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 will not have any effect on the Company's financial position or results of operations.

                             PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.

    On July 3, 1997, Midway Hospital Medical Center, Inc. filed an unlawful detainer action against the Company and Medipace Medical Group, Inc. ("Medipace"), an affiliate of certain of the Company's officers, directors and principal stockholders, in the Superior Court for the County of Los Angeles, California (Case No. BC174096). The unlawful detainer action relates to the premises for the Company's existing dialysis unit in Los Angeles, California. The Company has been and continues to be current in its rent and does not believe that it is in any way in default on this lease. The default alleged by the landlord relates to business issues between the landlord and Medipace. As a result, the Company has filed a separate action against the landlord for breach of contract, constructive eviction, breach of covenant of quite enjoyment and declaratory relief. The Company intends to vigorously defend itself in the unlawful detainer action and vigorously to prosecute its action against the landlord, and anticipates not being required to vacate its current dialysis unit premises. However, no assurance to that effect can be given. Management believes that the Company has adequate capacity at the new dialysis unit to transfer all of the Company's existing patients and to accommodate a significant increase in new patients. Therefore, the Company does not anticipate an interruption or reduction in revenue or services as a result or in the event of an unsuccessful defense of this litigation.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  REPORTS OF FORM 8-K.

    The Company filed a report on Form 8-K on April 28, 1997, during the Quarterly Period ended June 30, 1997.

    (b)  EXHIBIT.

    27.  Financial Data Schedule

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the dates indicated.


Dated: August 12, 1997            NATIONAL QUALITY CARE, INC.



                                  By:  /s/ Ron Berkowitz
                                      ------------------------
                                      Ron Berkowitz
                                      Chief Financial Officer