Form 10QSB
period 1997-09-30
NATIONAL QUALITY CARE INC
filed 1997-11-13
CIK 872544

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549

                                     Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934



                       For the Quarter Ended September 30, 1997

                            Commission file number 0-19031



                             National Quality Care, Inc.
                              (EXACT NAME OF REGISTRANT)


             Delaware                              84-1215959
    (State of Incorporation)                 (IRS Employer ID No.)

  5901 W. Olympic Boulevard, Suite 109
             Los Angeles, CA                       90036
(Address of Principal Executive Offices)         (Zip Code)

                                   (213)  692-0948
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

                   The number of shares of common stock outstanding
                         as of November 7, 1997 is 9,555,710.

                              National Quality Care, Inc.

                                  Table of Contents


                                                             Page

Part I.  Financial Information                                  3

    Item 1.   Financial Statements

         Consolidated Balance Sheets as of
         September 30, 1997 and December 31, 1996               4

         Consolidated Statements of Operations
         for the Three Months Ended September 30, 1997
         and 1996                                               5

         Consolidated Statements of Operations
         for the Nine Months Ended September 30, 1997
         and 1996                                               6

         Consolidated Statements of Stockholders'
         Equity for the Nine Months Ended September 30, 1997    7

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 1997 and 1996          8

         Notes to Financial Statements                          9

    Item 2.   Management's Discussion and Analysis of
         Financial Condition and Results of Operations         12

Part II. Other Information

    Item 6.   Exhibits and Reports on Form 8-K                 17

Signatures                                                     18

                            PART 1 - FINANCIAL INFORMATION



Item 1.  FINANCIAL STATEMENTS

                                      NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                   ASSETS (NOTE 5)
                                                     September 30,  December 31,
                                                          1997           1996
                                                     -------------  ------------
Current assets
    Cash and cash equivalents                          $   77,206   $  121,812
    Accounts receivable, net of allowances for
      doubtful accounts of $75,000                        309,333      334,927
    Note receivable-related parties (Note 3)              865,202      865,202
    Supplies inventory                                     33,262       13,122
    Other current assets                                  167,982       47,208
                                                       ----------   ----------
         Total current assets                           1,452,985    1,382,271

Property and equipment, net (Note 4)                    2,533,825    2,257,735
Deposits and other long-term assets                        56,321       59,197
                                                       ----------   ----------
         Total assets                                  $4,043,131   $3,699,203
                                                       ----------   ----------
                                                       ----------   ----------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilites
    Accounts payable                                      589,697      448,521
    Accrued expenses                                      160,153      303,597
    Current portion of long-term debt (Note 5)             62,208      380,414
                                                       ----------   ----------
         Total current liabilities                        812,058    1,132,532

Long-term debt, net of current portion (Note 5)         1,899,735    1,804,805
                                                       ----------   ----------
         Total liabilities                              2,711,793    2,937,337

Commitments and contingencies (Note 6)

Stockholders' equity
    Preferred stock, $.01 par value: 5,000,000 shares
      authorized, no shares issued and outstanding
    Common stock, $.01 par value: 50,000,000 shares
      authorized, 9,555,710 and 7,815,471 shares
      issued and outstanding                               95,556       78,154
    Additional paid-in capital                          2,007,894    1,508,009
    Notes receivable from stockholder (Note 2)           (124,151)    (118,044)
    Accumulated deficit                                  (647,961)    (706,253)
                                                       ----------   ----------
         Total stockholders' equity                     1,331,338      761,866
                                                       ----------   ----------
         Total liabilities and stockholder's equity    $4,043,131   $3,699,203
                                                       ----------   ----------
                                                       ----------   ----------

  The accompanying notes are an integral part of these financial statements.

                                      NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        FOR THE THREE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------

                                                           1997         1996
                                                        ---------    ---------
Revenue
    Medical service revenue                              $798,940     $768,578
    Rental revenue                                         67,925       67,925
                                                        ---------    ---------
         Total revenue                                    866,865      836,503
                                                        ---------    ---------
Operating expenses
    Cost of medical servcies                              564,631      557,082
    Selling, general, and administrative expenses         287,329      167,853
    Rental expense                                          7,438        7,045
                                                        ---------    ---------
         Total operating expenses                         859,398      731,980
                                                        ---------    ---------
Income from operations                                      7,467      104,523

Other income (expense)
    Interest expense                                      (53,979)     (65,948)
    Interest income                                        13,803        1,118
    Other income (expense)                                (30,026)        8,894
                                                        ---------    ---------
         Total other income (expense)                     (70,202)     (55,936)
                                                        ---------    ---------
Income (loss) before provision for income taxes           (62,735)      48,587

Provision for income taxes                                     --        2,400
                                                        ---------    ---------
Net income (loss)                                       $ (62,735)   $  46,187
                                                        ---------    ---------
                                                        ---------    ---------
Net income (loss) per share                              $  (0.01)    $   0.01
                                                        ---------    ---------
                                                        ---------    ---------
Weighted average common shares outstanding              9,343,625    7,473,347
                                                        ---------    ---------
                                                        ---------    ---------

  The accompanying notes are an integral part of these financial statements.

                                      NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------


                                                          1997         1996
                                                       ----------   ----------
Revenue
    Medical service revenue                            $2,434,314   $2,288,190
    Rental income                                         203,775      100,352
                                                       ----------   ----------
         Total revenue                                  2,638,089    2,388,542
                                                       ----------   ----------
Operating expenses
    Cost of medical servcies                            1,602,802    1,449,519
    Selling, general, and administrative expenses         759,728      484,291
    Rental expense                                         40,636       21,065
                                                       ----------   ----------
         Total operating expenses                       2,403,166    1,954,875
                                                       ----------   ----------
Income from operations                                    234,923      433,667

Other income (expense)
    Interest expense                                     (160,598)     (92,801)
    Interest income                                        53,939        1,451
    Other income (expense)                                (62,338)       8,894
    Merger costs                                               --     (275,000)
                                                       ----------   ----------
         Total other income (expense)                    (168,997)    (357,456)
                                                       ----------   ----------
Income before provision for income taxes                   65,926       76,211

Provision for income taxes                                  7,634        2,400
                                                       ----------   ----------
Net income                                             $   58,292   $   73,811
                                                       ----------   ----------
                                                       ----------   ----------
Net income per share                                   $     0.01   $     0.02
                                                       ----------   ----------
                                                       ----------   ----------
Weighted average common shares outstanding              8,634,657    4,237,750
                                                       ----------   ----------
                                                       ----------   ----------

  The accompanying notes are an integral part of these financial statements.

                                      NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------


                                     Common Stock        Additional     Receivable    Accumulated    Total
                                   Shares     Amount        Paid-In          From        Deficit
                                                          Capital       Stockholder
                                  -------------------    ----------     ------------  ----------- -----------
Balance, December 31, 1996        7,815,471   $78,154    $1,508,009      $(118,044)    $(706,253) $  761,866

Options exercised
    For services rendered         1,462,239    14,622       278,625                                  293,247
    For cash                         78,000       780        13,260                                   14,040

Conversion of debt to equity        200,000     2,000       208,000                                  210,000

Increase in receivable from
 stockholder (interest)                                                     (6,107)                   (6,107)

Net income                                                                                58,292      58,292
                                  ---------   -------    ----------      ---------     ---------  ----------
Balance, September 30, 1997       9,555,710   $95,556    $2,007,894      $(124,151)    $(647,961) $1,331,338
                                  ---------   -------    ----------      ---------     ---------  ----------
                                  ---------   -------    ----------      ---------     ---------  ----------

    The accompanying notes are an integral part of these financial statements.

                                      NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------

                                                                              1997        1996
                                                                           ---------    -----------
Cash flows from operating activities
    Net income                                                             $  58,292    $    73,811
    Adjustments to reconcile net income to net cash
         provided by operating activities
             Depreciation and amortization                                    75,919         65,860
             Issuance of stock options for services rendered                 293,247        436,852
             (principally related to the acquisition of Sargent)
    (Increase) decrease in
         Accounts receivable                                                  25,594       (135,520)
         Supplies inventory                                                  (20,140)       (21,203)
         Other current assets                                               (120,774)       (28,801)
    Increase (decrease) in
         Accounts payable                                                    141,176        249,683
         Accrued expenses                                                   (133,444)      (131,019)
                                                                           ---------    -----------
             Net cash provided by operating activities                       319,870        509,663
                                                                           ---------    -----------
Cash flows from investing activities
    Proceeds from sale of assets used in discontinued
         operations                                                               --         71,219
    Purchase of Sargent, Inc., net of cash acquired                               --         50,266
    Payments on notes receivable from related parties                                       104,291
    Increase in deposits                                                      (1,300)            --
    Increase in receivable from stockholder (interest)                        (6,107)            --
    Advance to stockholder                                                        --       (118,044)
    Purchase of building and equipment                                      (347,833)    (2,226,170)
                                                                           ---------    -----------
         Net cash used in investing activities                              (355,240)    (2,118,438)

Cash flows from financing activities
    Repayments of capital lease obligations                                  (16,823)            --
    Repayment of debt                                                       (204,504)      (265,711)
    Proceeds from issuance of long-term debt                                 198,051      2,337,775
    Payments made to Medipace Medical Group, Inc.
         in consideration for retaining certain liabilities
         of the dialysis division                                                          (467,647)
    Proceeds from exercise of stock options                                   14,040             --
    Proceeds from sale of common stock                                            --         40,766
                                                                           ---------    -----------

         Net cash provided by financing activities                            (9,236)     1,645,183
                                                                           ---------    ---------
             Net increase (decrease) in cash during period                   (44,606)        36,408
                                                                           ---------    -----------
Cash and equivalents, beginning of period                                    121,812             --
                                                                           ---------    -----------
Cash and equivalents, end of period                                        $  77,206    $    36,408
                                                                           ---------    -----------
                                                                           ---------    -----------

  The accompanying notes are an integral part of these financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS NATIONAL QUALITY CARE
                                  September 30, 1997

NOTE 1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction to Form 10-QSB. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

NOTE 2.  NOTE RECEIVABLE FROM STOCKHOLDER

    Notes receivable from stockholder which were unsecured demand notes with no stated maturity date were converted on September 17, 1997 to an unsecured note with a maturity date of March 1, 2000 and bearing an interest rate of 8% PER ANNUM. At September 30, 1997, this note receivable is presented as an offset to stockholder's equity due to the relationship of the parties involved and the uncertainty of the repayment of the note.

NOTE 3.  SALE OF ASSETS IN EXCHANGE FOR NOTES RECEIVABLE FROM RELATED PARTIES

    The obligors on two (2) promissory notes payable to the Company, in the aggregate principal amount of $865,000 (subject to certain adjustments), assigned 630,201 of the shares of the Company common stock to a third party, who executed a promissory note payable to the Company in the principal amount of $1,000,000, bearing interest at the rate of 10% PER ANNUM, and due and payable on or before February 23, 1998. The promissory notes executed by the initial obligors were canceled. The obligation owing to the Company on the $1,000,000 promissory note is secured by the 630,201 shares of common stock, which are held in escrow. Through November 7, 1997 the Company received $75,000 representing a partial payment on the promissory note.

NOTE 4.  PROPERTY AND EQUIPMENT

    Property and equipment as of September 30, 1997 consist of the following:

           Land                            $  855,897
           Building                         1,338,710
           Medical equipment                  492,527
           Leasehold improvement              107,601
           Office furniture and equipment      37,990
                                           ----------
                                            2,832,725
           Less accumulated depreciation
            and amortization                  298,900
                                           ----------
            Total                          $2,533,825
                                           ----------
                                           ----------

NOTE 5.  NOTES PAYABLE

    Notes payable and long term debt at September 30, 1997 consist of the following:

    Notes payable to bank collateralized by land, building
         and equipment, and assignment of $2,000,000 in life
         insurance of, and guaranteed by, two majority stockholders.
         The notes are payable in monthly installments of $20,293
         including interest at prime plus 2% PER ANNUM.  Principal
         is due May 2006.                                             $1,776,782

    Capital lease obligations                                            185,161
                                                                      ----------
                                                                       1,961,943

    Less current portion                                                  62,208
                                                                      ----------
      Long-term portion                                               $1,899,735
                                                                      ----------
                                                                      ----------

NOTE 6.  COMMITMENTS AND CONTINGENCIES

    OTHER AGREEMENTS

    During 1996, the Company purchased a building for $200,000 in cash and notes payable of $2,050,000. The Company has assigned the Master Lease and rents to an unrelated third party who facilitated the purchase (the "Facilitator") and who is responsible for paying the expenses and debt service of the property, and retains certain rights to sell the property. The term of the agreement is 30 years. As compensation, the Facilitator receives $1,000 per year payable in arrears. Any rental income exceeding the payment of the expense is to be held by the Facilitator as a reserve deposit. If the rental income is less than the expenses, the Company is required to reimburse the Facilitator for the difference. The Company recognizes the rental income and expenses in the Company's statement of operations. At September 30, 1997, the net reserve deposit held by the Facilitator is $18,543 which has been included in Other current assets.

    The lease agreement for the building provides for minimum rental income of $22,642 per month through 1999 subject to annual increases based on the consumer price index.

    NEW DIALYSIS FACILITY

    Construction of the new dialysis unit, previously discussed, was completed in August 1997 and the facility was placed into operation in September 1997.

    In March 1997, the Company entered into a firm purchase agreement for dialysis products with a vendor. The term of the agreement is three years and is subject to cancellation after the first year by either party or in the event of default under the agreement. During each year of the agreement, the Company agrees to purchase virtually all of its dialysis equipment and dialysis supplies from the vendor. In exchange the vendor agrees to provide discount pricing.

    LITIGATION

    On July 3, 1997, Midway Hospital Medical Center, Inc. filed an unlawful detainer action against the Company and Medipace Medical Group, Inc. ("Medipace"), an affiliate of certain of the Company's officers, directors and principal stockholders, in the Superior Court for the County of Los Angeles, California (Case No. BC174096). The unlawful detainer action relates to the premises for the Company's existing dialysis unit in Los Angeles, California. The Company has been and continues to be current in its rent and does not believe that it is in any way in default on this lease. The default alleged by the landlord relates to business issues between the landlord and Medipace. As a result, the Company has filed a separate action against the landlord for breach of contract, constructive eviction, breach of covenant of quiet enjoyment and declaratory relief. The Company intends to vigorously defend itself in the unlawful detainer action and to vigorously prosecute its action against the landlord, and anticipates not being required to vacate its current dialysis unit premises. However, no assurance to that effect can be given. Management believes that the Company has adequate capacity at the new dialysis unit to transfer all of the Company's existing patients and to accommodate a significant increase in new patients. Therefore, the Company does not anticipate an interruption or reduction in revenue or services as a result of or in the event of an unsuccessful defense of this litigation.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    OVERVIEW OF PRESENTATION. On May 11, 1996, the Company entered into an Agreement for Exchange of Stock (the "Share Exchange Agreement") with Los Angeles Community Dialysis, Inc., a California corporation ("LOS ANGELES COMMUNITY DIALYSIS, INC."), Victor Gura, M.D., Avraham H. Uncyk, M.D. and Ronald
P. Lang, M.D., pursuant to which the Company issued an aggregate of 4,234,128 shares of the Company's common stock, par value $0.01 per share (the "Common Stock") in exchange for 100% of the issued and outstanding shares of common stock of LOS ANGELES COMMUNITY DIALYSIS, INC. In connection with the closing of the Share Exchange Agreement, LOS ANGELES COMMUNITY DIALYSIS, INC. became the principal operating subsidiary of the Company. On May 28, 1996, the Company changed its name to "National Quality Care, Inc."

    Since approximately May 1996, the focus of the Company's principal business operation has been to provide high-quality integrated dialysis services for patients suffering from End Stage Renal Disease ("ESRD").

    The financial statements of the Company included in this Report have been presented, for accounting purposes, as a recapitalization of LOS ANGELES COMMUNITY DIALYSIS, INC., with LOS ANGELES COMMUNITY DIALYSIS, INC. as the acquirer of the Company. For purposes of clarity in this section, the term "Company" reflects the financial condition and results of operations of LOS ANGELES COMMUNITY DIALYSIS, INC. and the combined operations of the parent holding company and LOS ANGELES COMMUNITY DIALYSIS, INC. following the completion of the Share Exchange Agreement.

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

    RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996. Total revenue for the three months ended September 30, 1997 increased approximately 4% to $866,865 from $836,503 for the three months ended September 30, 1996. For the first nine months of 1997, total revenue increased approximately 10% to $2,638,089 from $2,388,542 for the first nine months of 1996. Medical service revenue for the three months ended September 30, 1997 increased approximately 4% to $798,940 from $768,578 for the three months ended September 30, 1996. For the first nine months of 1997 Medical service revenue increased approximately 6% to $2,434,314 from $2,288,190 for the first nine months of 1996. This increase primarily resulted from an increase in volume of inpatient and home dialysis care. In addition, the Company received rental income of $203,775 during the nine months ended September 30, 1997 from certain real property owned by the Company in Los Angeles, California and utilized by a non-affiliate as a hospital facility.

    Total operating expenses during the three months ended September 30, 1997 increased 17% to $859,398 from $731,980 during the three months ended September 30, 1996. For the first nine months of 1997, total operating expenses increased 23% to $2,403,166 from $1,954,875 for the first nine months of 1996. Total operating expenses include (i) Cost of medical services, (ii) Selling, general and administrative expenses, and (iii) Rental expense, as follows:

    Cost of medical services during the three months ended September 30, 1997 increased 1% to $564,631 from $557,082 during the three months ended September 30, 1996. For the first nine months of 1997, Cost of medical services increased
11% to $1,602,802 from $1,449,519 for the first nine months of 1996.   This
increase primarily resulted from the increase in medical supplies utilized in the Company's business operations due to the corresponding increase in volume of inpatient and home dialysis care. Cost of medical services primarily consists of two (2) categories: (i) Medical services and supplies, and (ii) Outside services. Medical services and supplies for the three months ended September 30, 1997 increased approximately 4% to $256,168 from $245,522 for the three months ended September 30, 1996. For the first nine months of 1997, Medical services and supplies increased 21% to $697,984 from $576,676 for the first nine months of 1996. The increase was primarily due to rising usage of medical supplies prescribed, which in turn resulted in higher revenues. Outside services for the three months ended September 30, 1997 increased approximately 11% to $67,382 from $60,917 for the three months ended September 30, 1996. For the first nine months of 1997, Outside services increased 25% to $265,233 from $212,650 for the first nine months of 1996.

    Selling, general and administrative expenses during the three months ended September 30, 1997 increased to $287,329 from $167,853 during the three months ended September 30, 1996. For the first nine months of 1997, Selling, general and administrative expenses increased to $759,728 from $484,291 for the first nine months of 1996. This increase primarily related to ongoing legal and accounting and consulting fees related to the development of the Company's business plan and acquisition strategy.

    Other expenses decreased during the nine months ended September 30, 1997 to $168,997 from $357,456 during the nine months ended September 30, 1996. This decrease in expenses between the respective periods resulted primarily from:
(i) non-recurring merger costs of $275,000 in 1996; (ii) certain non-recurring expenses of $42,750 in 1997 related to the Company's prior business operations; (iii) increased interest income to $53,939 from $1,451 partially offset by increased interest expenses to $160,598 from $92,801, primarily arising from interest expenses relating to the mortgage on the hospital facility.

    As a result of the foregoing, the Company experienced a net loss of $62,735 during the three months ended September 30, 1997, as compared to net income of $46,187 during the three months ended September 30, 1996. For the first nine months of 1997, the Company experienced net income of $58,292 as compared to $73,811 for the first nine months of 1996. The Company experienced income from operations during the three months ended September 30, 1997 of $7,467 compared to income from operations of $104,523 during the three months ended September 30, 1996. For the first nine months of 1997, income from operations decreased to $234,923 from $433,667 for the first nine months of 1996. Management believes that this decrease in income from operations primarily resulted from medical services, supplies, and professional services costs as described above. The Company believes there can be no assurances that comparable amounts of professional services costs may not arise in connection with the development of the Company's proposed business plan, particularly as may relate to any financing, acquisitions or development which may occur. However, the Company's proposed business plan contemplates the growth of revenues in connection with the Company's expansion strategy. There can be no assurance that the Company's acquisition strategy will create operating synergies with any acquisition or development target or result in profitable operations. See "Liquidity and Capital Resources."

    As of December 31, 1996, the Company had net operating loss carryforwards totaling approximately $670,000 and $335,000 for federal and state income tax purposes, respectively. Utilization of the Company's net operating loss may be subject to limitations under certain circumstances.

    LIQUIDITY AND CAPITAL RESOURCES. At September 30, 1997, the ratio of current assets to current liabilities was 1.79 to 1.00. Inventory consists of medical supplies and medications.

    The Company has historically financed its operations through the use of working capital and loans to the Company.

    Cash and cash equivalents were $77,206 as of September 30, 1997, as compared to $121,812 as of December 31, 1996.

    As of September 30, 1997, the Company had long-term borrowings in the aggregate amount of $1,961,943, the current portion of which was $62,208. As of December 31, 1996, the Company had long-term borrowings of $1,804,805.

    As of September 30, 1997, the Company had no short-term borrowings compared to $380,414 as of December 31, 1996. The decrease was primarily attributable to the payoff of the Orion Corporate Funding, Inc. ("Orion") working capital loan due on June 30, 1997. The amount owed to Orion was secured by the accounts receivable of the Company, and the subject of a limited guaranty by Dr. Gura. The Company converted the $200,000 note into Common Stock.

    The Company has a note receivable including accrued interest in the amount of $124,151 from Medipace Medical Group, Inc., an affiliate of each of the Company's three (3) directors and largest stockholders, which is the subject of the demand promissory note dated September 17, 1997 bearing interest at the rate of 8% PER ANNUM.

    The obligors on two (2) promissory notes payable to the Company, in the aggregate principal amount of $865,000 (subject to certain adjustments), assigned 630,201 of the shares of Common Stock to a third party, who executed a promissory note payable to the Company in the principal amount of $1,000,000, bearing interest at the rate of 10% PER ANNUM, and due and payable on or before February 23, 1998. The promissory notes executed by the initial obligors were canceled.
The obligation owing to the Company on the $1,000,000 promissory note is secured by the 630,201 shares of Common Stock, which are held in escrow. Through November 7, 1997 the Company received $75,000 representing partial payment on the promissory note.

    The Company's cash flow needs for the three months ended September 30, 1997 were provided from operations.

    Management believes that, as of September 30, 1997, and for the foreseeable future, the Company will be able to finance costs of current levels of operations including the payment of the obligations on the hospital facility from cash flow generated from operations.

    The Company's current business plan includes a strategy to expand as a provider of dialysis services through the development of new dialysis facilities and the acquisition of additional facilities and other strategically related health care services in selected markets. The market for such acquisition prospects is highly competitive and management expects that certain potential acquirers will have significantly greater capital than the Company. The Company currently experiences profitable operations and positive cash flow. However, the Company does not currently generate sufficient cash flow to finance any such expansion plans rapidly. In order to finance more rapid expansion plans, the Company will require financing from external sources. The Company does not have any commitment for such financing and there can be no assurances that the Company will be able to obtain any such financing on terms favorable to the Company or at all. In the event the Company cannot obtain such additional financing, the Company may be unable to achieve its proposed expansion strategy.

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

    The Financial Accounting Standards Board recently issued SFAS No. 130, "Reporting Comprehensive Income," which is required to be adopted for financial statements issued for periods beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive but excluded from net income (such as extraordinary and non-recurring gains and losses). SFAS No. 130 requires that items of comprehensive income be classified separately in the financial statements. The statement also requires that the accumulated balance of comprehensive income items be reported separately from retained earnings and paid-in capital in the equity section of the balance sheet. SFAS

No. 130 is not expected to have a material effect on the Company's financial position or results of operations.

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

                             PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  REPORTS ON FORM 8-K

    The Company filed reports on Form 8-K on July 24, 1997 and August 28, 1997 during the Quarterly Period ended September 30, 1997.

    (b)  Exhibit

    27.  Financial Data Schedule

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the dates indicated.


Dated:  November 7, 1997     NATIONAL QUALITY CARE, INC.



                             By:    /s/ Ron Berkowitz
                                --------------------------
                                Ron Berkowitz
                                Chief Financial Officer