Form 10KSB40
period 1997-12-31
NATIONAL QUALITY CARE INC
filed 1998-04-15
CIK 872544

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997

                                          OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to _____________

                           Commission file number: 0-19031

                               NATIONAL QUALITY CARE, INC.
                  --------------------------------------------------
               (Name of small business issuer specified in its charter)

                Delaware                                   84-1215959
     ---------------------------------                 ------------------
     (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)                 Identification No.)

      1835 South La Cienega Boulevard, Suite 235, Los Angeles, California 90035
   --------------------------------------------------------------------------
             (Address of principal executive offices, including zip code)

                                     310-280-2758
             ------------------------------------------------------------
                   (Issuer's telephone number, including area code)

                        5901 West Olympic Boulevard, Suite 109
                             Los Angeles, California 90036
            -------------------------------------------------------------
                (Former name or address, if changed since last report)

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

                        Common Stock, $0.01 par value per share
            --------------------------------------------------------------
                                   (Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                               -----     -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 1997 were $3,424,691.

The number of shares outstanding of the issuer's Common Stock as of April 9, 1998 was 9,688,523 shares. The aggregate market value of the Common Stock (6,319,358 shares) held by non-affiliates, based on the average of the bid and asked prices ($1.00) of the common stock as of April 9, 1998 was $6,319,358.

Transactional Small Business Disclosure Format (Check one): Yes       No   X
                                                               -----     -----

     THIS ANNUAL REPORT ON FORM 10-KSB (THE "REPORT") MAY BE DEEMED TO CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), REPORTS TO THE COMPANY'S STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY THE COMPANY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS SET FORTH HEREIN, EACH OF WHICH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

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

     The Company's principal operating subsidiary, LACD, has been in business since 1985 and currently offers dialysis services through two (2) dialysis centers with an aggregate of thirty (30) fully equipped stations in Los Angeles, California and provides home dialysis services.

     Further, the Company provides in-patient dialysis services by contract to five (5) Los Angeles County hospitals. Payment for services is primarily provided by third party payors, including Medicare, Medi-Cal (a California state health agency) and commercial insurance companies.

HISTORY OF THE COMPANY

     From inception on May 10, 1982 through May 11, 1996, the Company was engaged in certain business operations which are not associated with the Company's current business operations.

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

BUSINESS PLAN

     The Company's current business plan includes a strategy to expand as a provider of dialysis services through the development of new dialysis facilities and the acquisition of additional dialysis facilities and other strategically related health care services in selected markets. The Company's acquisition strategy relates to the Company's intention to purchase existing dialysis facilities and other related health care services which will create synergies with the Company's dialysis services business. The Company also intends to develop and construct additional dialysis facilities. The Company is currently in the process of constructing an additional facility in Los Angeles, California with sixteen (16) dialysis stations. The Company anticipates that this new facility will be operational in or about June, 1998. However, there can be no assurances to this effect.

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

THE DIALYSIS INDUSTRY

END-STAGE RENAL DISEASE

     ESRD is the state of advanced renal impairment that is irreversible and requires routine dialysis treatments or kidney transplantation to sustain life. Qualified patients with ESRD have been entitled since 1972 to Medicare benefits regardless of age or financial circumstances. According to figures published by the Health Care Financing Administration ("HCFA"), the number of patients requiring chronic dialysis services in the United States has increased at a 9% compounded annual growth rate to approximately 257,000 patients in 1995 from 66,000 in 1982. It is estimated that there are currently 230,000 ESRD patients in the United States and that the United States market for outpatient and inpatient services to ESRD patients in 1997 exceeded $14 billion.

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

     It is estimated that there were approximately 3,000 dialysis facilities in the United States at the beginning of 1997, of which approximately 27% were owned by independent physicians (down from 37% in 1992), 28% were hospital-based facilities (down from 33% in 1992), and 45% were owned by seven (7) major multi-facility dialysis providers (up from 30% in 1992). The dialysis services industry has been undergoing rapid consolidation. The Company believes that many physician owners are selling their facilities to obtain relief from changing government regulation and administrative constraints, to enable them to focus on patient care and to realize a return on their investment. Hospitals are also motivated to sell or outsource management of their facilities as they refocus their resources on their care business due to increasing competitive pressures within the hospital industry. The Company believes that these changes in the health care environment will continue to drive consolidation within the dialysis services industry.

TREATMENT OPTIONS FOR END-STAGE RENAL DISEASE

     Treatment options for ESRD include hemodialysis, peritoneal dialysis and kidney transplantation. ESRD patients are treated predominantly in outpatient treatment facilities. HCFA estimates that, during 1996, 85% of the ESRD patients in the United States were receiving hemodialysis treatment in outpatient facilities, with the remaining patients being treated in the home either through peritoneal dialysis (14%) or home hemodialysis (1%).

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

UTILIZATION OF OPERATING CAPACITY

     The Company believes that current patient demand is met by the capacity of its currently existing facilities. The Company has entered into a lease for an additional dialysis facility in Los Angeles, California, which the Company anticipates to be operational in June, 1998. Management believes that this additional facility will enable the Company to accommodate additional patient volume demand. The Company continues to seek to expand its capacity and potential patient base, based on the ability of the Company to finance such expansion and to acquire such facilities in a commercially acceptable manner to management. The Company will continue to focus on enhancing operating efficiencies, including staffing, purchasing and financial reporting systems and controls. See "Item 6 - Management's Discussion and Analysis or Plan of Operation."

OPERATIONS

LOCATION, CAPACITY AND USE OF FACILITIES

     The Company currently operates two (2) outpatient dialysis centers with an aggregate of thirty (30) dialysis stations located in Los Angeles, California. The Company anticipates that an additional dialysis center with approximately sixteen (16) stations will be operational in June, 1998. However, there can be no assurances to this effect. The Company also provides acute inpatient dialysis services to five (5) hospitals. System-wide, the Company provides training, supplies and on-call support services to all of its CAPD and CCPD patients. See "Item 2 - Description of Properties."

OPERATION OF FACILITIES

     The Company's dialysis facilities are designed specifically for outpatient hemodialysis and generally contain, in addition to space for dialysis treatments, a nurses' station, a patient weigh-in area, a supply room, a water treatment space used to purify the water used in hemodialysis treatments, a dialyzer reprocessing room (where, with both the patient's and physician's consent, the patient's dialyzer is sterilized for reuse), staff work areas, offices and a staff lounge and kitchen. The Company's facilities also have a designated area for training patients in home dialysis. The Company's facilities also offer amenities for the patients, such as a color television with headsets at each dialysis station.

     In accordance with conditions for participation in the Medicare ESRD program, the Company's facilities have a qualified physician director ("Medical Director"). See "Physician Relationships" below. The Company's facilities also have an Administrator and a registered nurse, who supervises the day-to-day operations of the facility and the staff. The staff consists of registered nurses, licensed practical or vocational nurses, patient care technicians, a social worker, a registered dietician, a unit clerk and bio-medical technicians.

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

EQUIPMENT SUPPLY AGREEMENT

     The Company has entered into a three (3) year agreement, commencing January 1, 1997, with a large medical equipment supplier, to purchase a significant portion of the medical equipment to be utilized in the Company's dialysis operations from such supplier on a discounted basis.

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

PHYSICIAN RELATIONSHIPS

     A key factor in the success of a facility is its relationships with local nephrologists. An ESRD patient generally seeks treatment at a facility near such patient's home and where such patient's nephrologist has practice privileges. Consequently, the Company relies on its ability to meet the needs of referring physicians in order to continue to receive physician referrals of ESRD patients.

     The conditions of participation in the Medicare ESRD program mandate that treatment at a dialysis facility be "under the general supervision of a Director who is a physician." Generally, the Medical Director must be board eligible or board certified in internal medicine or pediatrics and have had at least 12 months of experience or training in the care of patients at ESRD facilities.
The Medical Directors at the Company's facilities include Victor Gura, M.D. and Ronald P. Lang, M.D., who are affiliates of the Company. See "Item 9 - Management" and "Item 12 - Security Ownership of Certain Beneficial Owners and Management."

     Certain of the Company's Medical Directors, including Drs. Gura and Lang, who are affiliates of the Company, have entered into written contracts with the Company which specify their duties and establish their compensation (which is fixed for periods of one year or more). The compensation of the Medical Directors and other physicians under contract depend upon competitive factors in the local market, the physician's professional qualifications and responsibilities and the size and utilization of the facility or relevant program. Although the Company's Medical Directors are affiliates of the Company, the Company believes that these compensation arrangements are on terms no less favorable to the Company than could have been obtained from comparable independent third parties. The aggregate compensation of the Medical Directors and other physicians under contract is fixed for period of one year or more by written agreement.

     As is often true in the dialysis industry, one or a few physicians account for all or a significant portion of a dialysis facility's patient referral base. Therefore, the Company's selection of a location for a dialysis facility is determined in part by the physician or nephrologist selected (in advance) to serve as the Company's Medical Director. The Company primarily receives referrals of its patients from Drs. Gura and Lang, who are also affiliates of the Company. The loss of an important referring physician could have a material adverse effect on the operations of the Company.

     Generally, the Company has non-competition agreements with its Medical Directors or referring physicians.

QUALITY ASSURANCE

     QUALITY MANAGEMENT PROGRAM. The Company engages in organized and systematic efforts to measure, maintain and improve the quality of services it delivers and believes that it has earned a favorable reputation for quality in the dialysis community. The Company has recently implemented a quality management program designed to measure outcomes and improve the quality of its services. The Company's quality management program and clinical information systems have been developed and implemented at the Company's dialysis facilities under the direction of the Company's executive management, Victor Gura, M.D. and Ronald P. Lang, M.D. The quality management program involves all areas of the Company's services, monitoring and evaluating all of the Company's activities with a focus on continuous improvement. These objectives are accomplished through measurable trend analysis based on specific statistical tools for analysis and communication, and through continuing employee and patient education.

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

SOURCES OF REVENUE REIMBURSEMENT

     The following table provides information for the periods indicated regarding the percentage of Company net operating revenues provided by: (i) the Medicare ESRD program, (ii) Medicaid, (iii) private/alternative payors, such as private insurance and private funds, and (iv) hospital inpatient dialysis services:

                                           YEARS ENDED DECEMBER 31
                                           -----------------------
                                             1997           1996
                                             ----           ----
Medicare                                      42.6%          48.3%
Medicaid                                      19.0           15.6
Private/alternative payors                    10.8           10.1
Hospital inpatient
 dialysis services                            27.6           26.0
                                             -----          -----

     Total                                   100.0%         100.0%
                                             -----          -----
                                             -----          -----

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

     Assuming a patient is eligible for participation in the Medicare program, the commencement date of Medicare benefits for ESRD patients electing hemodialysis is dependent on several factors. For ESRD patients 65 years of age or older who are not covered by an employer group health plan, Medicare coverage commences immediately. For ESRD patients 65 years of age or older who are covered by an employer group health plan, Medicare coverage commences after a 30-month coordination period. ESRD patients under 65 years of age who are not covered by an employer group health plan (for example, the uninsured, those covered by Medicaid or by an individual health insurance policy) must wait 90 days after commencing dialysis treatments to be eligible for Medicare benefits. During the first 90 days of treatment, the patient, Medicaid or the private insurer is responsible for payment (and, in the case of the individual covered by private insurance, such responsibility is limited to the terms of the policy, with the patient being responsible for the balance). ESRD patients under 65 years of age who are covered by an employer group health plan must wait 30 months after commencing dialysis treatments before Medicare becomes the primary payor. During the first 30 months of treatments, the employer group health plan is responsible for payment at its negotiated rate or, in the absence of such a rate, at the Company's usual and customary rates, and the patient is responsible for deductibles and co-payments, if applicable, under the terms of the employer group health plan.

     If an ESRD patient with an employer group health plan elects home dialysis training during the first 90 days of dialysis, Medicare becomes the primary payor after 30 months. If an ESRD patient without an employer group health plan begins home dialysis training during the first three months of dialysis, Medicare immediately becomes the primary payor.

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

     From June 1, 1989 through December 31, 1990, the Medicare ESRD program reimbursed for EPO at the fixed rate of $40 per administration of EPO, in addition to the dialysis facility's allowable composite rate for dosages of up to 9,999 units per administration. For higher dosages, an additional $30 per EPO administration was allowed. Effective January 1, 1991, the Medicare allowable prescribed rate for EPO was changed to $11 per 1,000 units, rounded to the nearest 100 units. Subsequently, legislation was enacted to reduce the Medicare prescribed rate for EPO by $1 per 1,000 units after December 31, 1993. The Office of the Inspector General of HHS recently recommended that Medicare reimbursement for EPO be reduced from $10 to $9 per 1,000 units and HHS has concurred with this recommendation. However, HHS has not determined whether it will pursue this change through the rulemaking process. The President's fiscal 1999 budget includes this proposed reduction in EPO reimbursement. There can be no assurance that the Company can maintain current operating margins in the future for EPO administrations due to potential reimbursement decreases, or to potential increases in product costs from its sole manufacturer.

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

GOVERNMENT REGULATION

GENERAL

     The Company's dialysis operations are subject to extensive governmental regulations at the federal, state and local levels. These regulations require the Company to meet various standards relating to, among other things, the management of facilities, personnel, maintenance of proper records, equipment and quality assurance programs. The Company's dialysis facilities are subject to periodic inspection by state agencies and other governmental authorities to determine if the premises, equipment, personnel and patient care meet applicable standards. To receive Medicare reimbursement, the Company's dialysis facilities must be certified by HCFA. The Company's dialysis facilities are so certified.

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

     The Company operates its dialysis facilities in the State of California, which has enacted statutes prohibiting physicians from holding financial interests in various types of medical facilities to which they refer patients.

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

     A "financial relationship" under Stark II is defined as an ownership or investment interest in, or a compensation arrangement between the physician and the entity. The Company has entered into compensation agreements with its principal Medical Directors and other referring physicians, certain of whom are principal stockholders of the Company. The Company believes that such arrangements are in material compliance with the anti-kickback statute, Stark II and the various state statutes.

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

     Payments made to a lessor by a lessee for the use of premises are excepted from Stark II prohibitions if: (i) the lease is set out in writing, signed by the parties, and specifies the premises covered by the lease, (ii) the space rented or leased does not exceed that which is reasonable and necessary for the legitimate business purposes of the lease or rental and is used exclusively by the lessee when being used by the leasee, subject to certain permitted payments for common areas, (iii) the lease provides for a term of rental or lease for at least one year, (iv) the rental charges over the term of the lease are set in advance, are consistent with fair market value, and are not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties, (v) the lease would be commercially reasonable even if no referrals were made between the parties, and (vi) the lease meets such other requirements that may be imposed pursuant to regulations promulgated by HCFA. The Company currently leases its dialysis facilities from unaffiliated third parties.

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

COMPETITION

     The dialysis industry is fragmented and highly competitive, particularly in terms of acquisition of existing dialysis facilities and developing relationships with referring physicians. Competition for qualified physicians to act as Medical Directors is also high. It is estimated that there were approximately 3,000 dialysis facilities in the United States at the beginning of 1997, of which approximately 27% were owned by independent physicians (down from 37% in 1992), 28% were hospital-based facilities (down from 33% in 1992), and 45% were owned by seven (7) major multi-facility dialysis providers (up from 30% in 1992). There are also numbers of health care providers that have entered or may decide to enter the dialysis business. Certain of the Company's competitors have substantially greater financial resources than the Company and may compete with the Company for acquisitions and development of facilities in markets targeted by the Company. Competition for acquisitions has increased the cost of acquiring existing dialysis facilities.

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

EMPLOYEES

     As of March 30, 1998, the Company had twenty (20) full-time employees, including two (2) executive, fifteen (15) medical and three (3) administrative personnel.

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

                                     RISK FACTORS

     THIS REPORT MAY BE DEEMED TO CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE REFORM ACT. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE COMMISSION, REPORTS TO THE COMPANY'S STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY THE COMPANY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, RISKS SET FORTH HEREIN, EACH OF WHICH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

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

FINANCIAL RISKS

     LACK OF PROFITABILITY AND EXPANSION STRATEGY. The Company generated a loss of approximately $366,000 during the fiscal year ended December 31, 1997. Further, as of December 31, 1997, the Company had an accumulated deficit of approximately $1,073,000. The Company generated income from operations during the year ended December 31, 1997 of approximately $165,000. However, management believes that the $366,000 net loss on an overall basis during the year ended December 31, 1997 substantially resulted from costs of approximately $113,000 related to the Share Exchange Agreement, payments with respect to the Company's business operations prior to the Share Exchange Agreement and $220,000 related to a revaluation of a note receivable with respect to the sale of the Company's business operations prior to the Share Exchange Agreement, each of which the Company believes to be non-recurring costs. The Company's business strategy includes the proposed expansion of the Company's business operations by acquisitions and development of additional dialysis facilities and related health care service business. There can be no assurance that the Company's expansion strategy will create operating synergies with any proposed or development target or result in profitable operations. See "Item 6 - Management's Discussion and Analysis or Plan of Operation" and "Item 12 - Certain Relationships and Related Transactions."

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

     DISCLOSURE RELATING TO LOW-PRICED STOCKS. The Company's Common Stock is currently listed for trading in the over-the-counter market on the NASD Electronic Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, the Company's securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that the Company remains subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for the Company's securities. See "Item 5 - Market for Common Equity and Related Stockholder Matters."

     CONTROL BY PRINCIPAL STOCKHOLDERS. The Company's principal stockholders, directors and executive officers of the Company and their affiliates control the voting power of approximately 42.3% of the outstanding Common Stock. As a result of such Common Stock ownership, such persons will be in a position to exercise significant control with respect to the affairs of the Company and the election of directors. See "Item 11 - Security Ownership of Certain Beneficial Owners and Management."

     CERTAIN REGISTRATION RIGHTS. The Company has entered into various agreements pursuant to which certain holders of the Company's outstanding Common Stock, who are affiliates of the Company, have been granted the right, under various circumstances, to have Common Stock that is currently outstanding registered for sale in accordance with the registration requirements of the Securities Act upon demand or "piggybacked" to a registration statement which may be filed by the Company. Of the currently issued and outstanding Common Stock, 800,000 shares may be the subject of future registration statements pursuant to the terms of such agreements. In addition, currently outstanding options and warrants issued to certain consultants and employees to purchase up to 790,928 shares of Common Stock are either the subject of current registration statements or have certain registration rights. Any such registration statement may have a material adverse effect on the market price for the Company's Common Stock resulting from the increased number of free trading shares of Common Stock in the market. There can be no assurances that such registration rights will not be enforced or that the enforcement of such registration rights will not have a material adverse effect on the market price for the Common Stock. See "Item 12 - Certain Relationships and Related Transactions."

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

     SHARES ELIGIBLE FOR FUTURE SALE; ISSUANCE OF ADDITIONAL SHARES. Future sales of shares of Common Stock by the Company and its stockholders could adversely affect the prevailing market price of the Common Stock. There are currently 6,319,358 shares of Common Stock which are free trading shares or are eligible to have the restrictive legend removed pursuant to Rule 144(k) promulgated under the Securities Act. Further, 800,000 shares may be the subject of future registration statements pursuant to the terms of certain agreements between the Company and certain of its stockholders. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales may occur, could have a material adverse effect on the market price of the Common Stock. Pursuant to its Certificate of Incorporation, the Company has the authority to issue additional shares of Common Stock and Preferred Stock. The issuance of such shares could result in the dilution of the voting power of the currently issued and outstanding Common Stock. See "Item 5 - Market for Common Equity and Related Stockholder Matters."

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

GENERAL BUSINESS OPERATIONS RISKS

     DEPENDENCE ON MEDICARE, MEDICAID AND OTHER SOURCES OF REIMBURSEMENT. The Company is reimbursed for dialysis services primarily at fixed rates established in advance under the Medicare ESRD program. Under this program, once a patient becomes eligible for Medicare reimbursement, Medicare is responsible for payment of 80% of the composite rates determined by HCFA for dialysis treatments. Since 1972, qualified patients with ESRD have been entitled to Medicare benefit regardless of age or financial circumstances. The Company estimates that approximately 43% of its net operating revenues during its fiscal year ended December 31, 1997 were funded by Medicare. Since 1983, numerous Congressional actions have resulted in changes in the Medicare composite reimbursement rate from a national average of $138 per treatment in 1983 to a low of $125 per treatment on average in 1986 and to approximately $126 per treatment on average at present. The Company is not able to predict whether future rate changes will be made. Reductions in composite rates could have a material adverse effect on the Company's revenues and net earnings. Furthermore, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in prescribed rates, may adversely affect the Company's earnings in the future. The Company is also unable to predict whether certain services, as to which the Company is currently separately reimbursed, may in the future be included in the Medicare composite rate. See "Business - Operations - Sources of Revenue Reimbursement" and "Business - Operations - Medicare Reimbursement."

     Since June 1, 1989, the Medicare ESRD program has provided reimbursement for the administration to dialysis patients of EPO. EPO is beneficial in the treatment of anemia, a medical complication frequently experienced by dialysis patients. Many of the Company's dialysis patients receive EPO. Revenues from EPO (the substantial majority of which are reimbursed through Medicare and Medicaid programs) were approximately $648,000, or 21% of medical service revenues, in fiscal 1997. EPO reimbursement significantly affects the Company's net income. Medicare reimbursement for EPO was reduced from $11 to $10 per 1,000 units for services rendered after December 31, 1993. The Office of the Inspector General of HHS recently recommended that Medicare reimbursement for EPO be reduced from $10 to $9 per 1,000 units and HHS has concurred with this recommendation. However, HHS has not determined whether it will pursue this change through the rulemaking process. The President's fiscal 1999 budget includes this proposed reduction in EPO reimbursement. EPO is produced by a single manufacturer, and any interruption of supply or product cost increases could adversely affect the Company's operations. See "Business - Operations - Medicare Reimbursement."

     The State of California, the only state in which the Company currently operates dialysis facilities, provides Medicaid (or comparable) benefits to qualified recipients to supplement their Medicare entitlement. The Company estimates that approximately 19% of its net operating revenues during fiscal 1997 were funded by Medicaid or comparable state programs. The Medicaid programs are subject to statutory and regulatory changes, administrative ruling, interpretations of policy and governmental funding restrictions, all of which may have the effect of decreasing program payments, increasing costs or modifying the way the Company operates its dialysis business. See "Business - Operations - Medicaid Reimbursement."

     Approximately 38% of the Company's net operating revenues during fiscal 1997 were from sources other than Medicare and Medicaid. These sources include payments from third-party, non-government payors, at rates that generally exceed the Medicare and Medicaid rates, and payments from hospitals with which the Company has contracts for the provision of acute dialysis treatments. Any restriction or reduction of the Company's ability to charge for such services at rates in excess of those paid by Medicare would adversely affect the Company's net operating revenues and net income. The Company is unable to quantify or predict the degree, if any, of the risk of reductions in payments under these various payment plans. The Company is a party to non-exclusive agreements with certain third-party payors (one of which accounted for approximately 17% of the Company's net operating revenues in fiscal 1997), and termination of such third-party agreements could have an adverse effect on the Company. See "Business - Operations - Sources of Revenue Reimbursement."

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

     A California statute that became effective January 1, 1995 makes it unlawful for a physician who has, or a member of whose immediate family has, a financial interest with or in an entity to refer a person to that entity for, among other services, laboratory services. The Company does not believe that the statute is intended to apply to laboratory services that are provided incidentally to dialysis services or that the Company's practices violate the statute. If the Company's practices were challenged under this law, any such interpretation would apply to the Company's competitors as well.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.

     The Company leases office space located at 1835 South La Cienega Boulevard, Suite 235, Los Angeles, California 90035, which serves as the Company's principal executive offices and as a dialysis facility in the Company's business operations. The Company pays $10,500 per month on a lease which expires on May 31, 2007.

     The Company leases office space located at 5901 West Olympic Boulevard, Suite 109, Los Angeles, California 90036, which facility serves as a dialysis facility in the Company's business operations. The Company pays a monthly rent of approximately $6,760 on a lease which expires on August 31, 2000. See "Item 3 - Legal Proceedings" and "Item 12 - Certain Relationships and Related Transactions."

     As of May 17, 1996, the Company acquired that certain real property (the "Real Property") located at 6000 San Vicente Boulevard, Los Angeles, California, for a purchase price of $2,055,000, as adjusted for certain credits to the Company with respect to the purchase price. The Real Property includes the improvement of a hospital facility. The Real Property is subject to three (3) deeds of trust in the aggregate amount of $2,025,000. As of December 31, 1997, the principal amount of this obligation was approximately $1,760,000. See "Item 6 - Management's Discussion and Analysis or Plan of Operation."

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

ITEM 3.   LEGAL PROCEEDINGS.

     LEASE LITIGATION. In November, 1997, the Company settled certain litigation relating to its business premises at 5901 West Olympic Boulevard, Suite 109, Los Angeles, CA 90036 ("Suite 109"). Prior to the settlement of such litigation, the Company subleased Suite 109 from Medipace, an affiliate of the Company, but made lease payments directly to the master lessor, a non-affiliated third party. The master lessor had alleged that Medipace was in default on its rental obligation pursuant to a lease agreement between Medipace and the master lessor, which included the office space constituting Suite 109. In connection with the settlement, the Company entered into a new lease for Suite 109 directly with the master lessor. The Company did not make any payments to the master lessor in connection with the settlement of the litigation. See "Item 11 - Security Ownership of Management and Certain Beneficial Owners" and "Item 12 - Certain Relationships and Related Transactions."

     CHAPTER 11 REORGANIZATION. On July 14, 1993, the Company and its then existing subsidiaries filed a voluntary petition in the United States Bankruptcy Court for the District of Colorado (the "Bankruptcy Court") seeking to reorganize under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in connection with the Company's prior business operations, at a time when the Company's name was "Sargent, Inc." ("Sargent"). On August 11, 1994, the Bankruptcy Court confirmed the Plan of Reorganization that Sargent had filed for Chapter 11 reorganization. The Plan of Reorganization became effective as of July 25, 1994. The Bankruptcy Proceeding was dismissed by the Bankruptcy Court on September 5, 1997.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the year ended December 31, 1997, the Company's stockholders did not adopt any resolutions at a meeting or by written consent.

                                       PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     As of April 10, 1998, the authorized capital stock of the Company consisted of 50,000,000 shares of common stock, par value $0.01 per share (the "Common Stock") and 5,000,000 shares of preferred stock, par value $0.01 per share (the "Preferred Stock"). As of April 10, 1998, there were issued and outstanding 9,688,523 shares of Common Stock and options and warrants to purchase 950,928 shares of Common Stock, of which 454,440 are exercisable as of the date of this Report. Further, the Company has issued and outstanding warrants to purchase up to 500,000 shares of Common Stock and may issue up to an additional 4,210,644 shares of Common Stock to certain affiliates of the Company based on future financial performance by the Company during the fiscal years ending December 31, 1998 to 2001. See "Item 12 - Certain Relationships and Related Transactions."

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

       The following table sets forth quotations for the bid and asked prices for the Common Stock for the periods indicated below, based upon quotations between dealers, without adjustments for stock splits, dividends, retail mark-ups, mark-downs or commissions, and therefore, may not represent actual transactions:

                                    BID PRICES         ASKED PRICES
                                    ----------         ------------
                                  HIGH      LOW        HIGH      LOW
                                  ----      ---        ----      ---
YEAR ENDED DECEMBER 31, 1996

 1st Quarter . . . . . .            5/32      5/32         2         2
 2nd Quarter . . . . . .             1/2      5/32         2         2
 3rd Quarter . . . . . .               2       1/4         4      9/16
 4th Quarter . . . . . .             3/4       1/4       7/8     13/32

YEAR ENDED DECEMBER 31, 1997

 1st Quarter . . . . . .          2 5/32     11/16    2 7/32     13/16
 2nd Quarter . . . . . .         1 15/32      9/16   1 11/16       5/8
 3rd Quarter . . . . . .          1  5/8      5/16   1 21/32       3/8
 4th Quarter . . . . . .           1 1/2     29/32   1 19/32     15/16

YEAR ENDING DECEMBER 31, 1998

 1st Quarter . . . . . .           1 1/4     15/32    1 5/16     17/32

     The bid and asked sales prices of the Common Stock, as traded in the over-the-counter market, on April 10, 1998, were approximately $0.97 and $1.03, respectively. These prices are based upon quotations between dealers, without adjustments for retail mark-ups, mark-downs or commissions, and therefore may not represent actual transactions.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     THIS REPORT, INCLUDING THE DISCLOSURES BELOW, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES INCLUDE THE FACTORS DISCLOSED IN THE "RISK FACTORS" SECTION OF THIS REPORT, WHICH READERS OF THIS REPORT SHOULD CONSIDER CAREFULLY.

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

     The consolidated financial statements of the Company included in this Report have been presented, for accounting purposes, as a recapitalization of LACD, with LACD as the acquiror of the Company. For purposes of clarity in this section, the term "Company" reflects the financial condition and results of operations of LACD and the combined operations of the parent holding company and LACD following the completion of the Share Exchange Agreement.

     RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996. Total income for the year ended December 31, 1997 increased approximately 6% to $3,424,691 from $3,218,623 for the year ended December 31, 1996. Medical service revenue for the year ended December 31, 1997 increased approximately 3% to $3,152,991 from $3,050,346 for the year ended December 31, 1996. This increase primarily resulted from an increase in volume of inpatient and home dialysis care, which was partially offset by lower rates charged by the Company for inpatient treatment. In addition, the Company received rental income of $271,700 during the year ended December 31, 1997 from certain real property owned by the Company in Los Angeles, California utilized by a non-affiliate as a hospital facility. See "Item 2 - Description of Properties."

     Total operating expenses during the year ended December 31, 1997 increased 16% to $3,260,138 from $2,814,117 during the year ended December 31, 1996. Total operating expenses include: (i) cost of medical services, (ii) selling, general and administrative expenses, (iii) depreciation and amortization, and
(iv) rental expenses, as follows:

     Cost of medical services during the year ended December 31, 1997 increased approximately 22% to $2,171,005 from $1,783,468 during the year ended December 31, 1996. This increase primarily resulted from the increase in medical supplies utilized in the Company's business operations due to the corresponding increase in volume of inpatient and home dialysis care. Cost of medical services primarily consist of two (2) categories: (i) medical services and supplies, and (ii) outside services. Medical services and supplies for the year ended December 31, 1997 increased approximately 20% to $1,659,095 from $1,387,390 for the year ended December 31, 1996. The increase was primarily due to rising usage of medical supplies prescribed due to increased patient volume, the leasing of replacement equipment in the Company's dialysis facilities and the acquisition of new equipment for a dialysis facility opened by the Company in September, 1997, which in turn resulted in higher revenues. However, the Company's new dialysis facility is currently operating below break-even because the facility has been in operation only since September, 1997 and has not reached a patient count sufficient to generate profitable operations. Outside services for the year ended December 31, 1997 increased approximately 11% to $373,335 from $336,925 for the year ended December 31, 1996. The increase was primarily attributable to a larger volume of inpatient services.

     Selling, general and administrative expenses during the year ended December 31, 1997 increased approximately 1% to $951,946 from $941,882 during the year ended December 31, 1996.

     Depreciation and amortization during the year ended December 31, 1997 increased to $70,617 from $47,464 during the year ended December 31, 1996. This increase primarily related to the acquisition of new equipment through capitalized leases.

     Rental expenses during the year ended December 31, 1997 increased to $66,570 from $41,303, during the year ended December 31, 1996. This increase related to the first full year of operations with respect to the hospital building purchased by the Company in May, 1996. See "Item 2 - "Description of Properties."

     Other expenses decreased during the year ended December 31, 1997 to $529,295 from $1,108,359 during the year ended December 31, 1996. This decrease in other expenses between the respective years resulted primarily from:
(i) certain non-recurring merger costs of $997,580 in 1996 related to the Share Exchange Agreement, including legal, accounting and consulting fees, (ii) increased interest income of $79,086 in 1997 from $19,436 in 1996, which were partially offset by increased interest expenses of $210,049 in 1997 from $143,048 in 1996, primarily arising from interest expenses relating to the mortgage on the hospital facility, (iii) certain non-recurring expenses of $113,250 in 1997 related to the Company's business operations prior to the Share Exchange Agreement, and (iv) a valuation allowance of $220,000 on a note receivable.

     As a result of the foregoing, the Company experienced a net loss of $366,342 during the year ended December 31, 1997, as compared to a net loss of $706,253 during the year ended December 31, 1996. The Company experienced income from operations during each of the years ended December 31, 1997 and 1996. However, income from operations during the year ended December 31, 1997 decreased to $164,553 from $404,506 during the year ended December 31, 1996. This decrease in income from operations primarily resulted from lower rates charged by the Company for inpatient treatment, expenses incurred following the completion of the new dialysis facility in September, 1997 and from continuing professional fees. Although the Company believes that some of the expenses related to the new dialysis facility may not be recurring expenses, there can be no assurances that comparable amounts of expenses may not arise in connection with the development of the Company's proposed business plan, particularly as may relate to any financings, acquisitions or development which may occur. However, the Company's proposed business plan contemplates the growth of revenues in connection with the Company's expansion strategy. There can be no assurance that the Company's acquisition strategy will create operating synergies with any proposed acquisitions or development target or result in profitable operations. See "Liquidity and Capital Resources."

     As of December 31, 1997, the Company had net operating loss carryforwards totalling approximately $4,200,000 and $1,700,000 for federal and state income tax purposes, respectively, which are available to offset future federal taxable income, if any, through 2013. The federal and state net operating loss carryforwards include $3,700,000 and $1,500,000 respectively, of losses, which
are limited by IRC Section 382.   However, such limitations have not yet been
determined. Utilization of the Company's net operating loss may be subject to limitation under certain circumstances.

     LIQUIDITY AND CAPITAL RESOURCES. At December 31, 1997, the ratio of current assets to current liabilities was 0.54 to 1.00 compared to 0.46 to 1.00 at December 31, 1996.

     The Company has historically financed its operations through the use of working capital and loans. The Company's cash flow needs for the year ended
December 31, 1997 were primarily provided from operations.    The Company had a
working capital deficit of approximately $395,000 at December 31, 1997. A note receivable of $865,000 was adjusted to $642,000 on the Company's financial statements and classified as a long-term asset due to its maturity in February, 1999. The working capital deficit at December 31, 1996 was approximately $615,000. Management believes that, as of December 31, 1997, and for the foreseeable future, the Company will be able to finance costs of current levels of operations from revenues, the collection of the note receivable and the exercise of outstanding options and warrants, including the payment of the obligations on the hospital facility.

     Cash and cash equivalents were $39,220 as of December 31, 1997, as compared to $121,812 as of December 31, 1996. This decrease was primarily attributable to the expenditure of funds in connection with the opening of the new dialysis facility in September, 1997.

     As of December 31, 1997, the Company had borrowings in the aggregate amount of $1,933,677, of which short-term borrowings accounted for $63,483. As of December 31, 1996, the Company had total borrowings of $2,185,219, of which short-term borrowings accounted for $380,414. The decrease relates to the conversion of a note payable in the principal amount of $200,000, plus accrued interest of $10,000 thereon, related to the acquisition of the hospital facility, into 200,000 shares of Common Stock, and the repayment of a working capital loan.

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

     As of April 15, 1997, the obligors on the promissory notes assigned 630,206 of the shares of Common Stock to a third party, who executed a promissory note payable to the Company in the principal amount of approximately $865,000, bearing interest at the rate of 8% PER ANNUM, and due and payable on or before February 23, 1999. Further, the assignee of the shares agreed to pay the additional sum of approximately $135,000 on the due date of the $865,000 promissory note as additional consideration for the Company's agreement to consent to the assignment of the 630,206 shares. The promissory notes executed
by the initial obligors were cancelled.   Through December 31, 1997, the Company
received $76,800, including principal and accrued interest, on such obligations through the liquidation of 60,000 of the pledged shares of Common Stock. The obligations owing to the Company on these amounts by the assignee of shares are secured by the 570,206 shares of Common Stock, which are currently held in escrow. Management believes that the note receivable will be collected through the continuing sale of the shares held in escrow. However, there can be no assurances that all amounts of the obligations will be recovered from the liquidation of such shares or from other assets of the obligor. See "Item 11-Security Ownership of Certain Beneficial Owners and Management" and "Item 12 - Certain Relationships and Related Transactions."

     Prior to and in connection with the closing of the Share Exchange Agreement, management of the Company determined to change the Company's business operations to the Company's current business and discontinue the prior potato harvesting related business. As of May 11, 1996, the Company entered into a joint venture with Vern Tharp, a former director and officer of the Company, to manage, care and sublease two (2) potato harvesters which relate to certain of the Company's prior business operations. In April, 1998, the Company paid $60,000 to the lessor of the potato harvester in full satisfaction of amounts owing on the potato harvester lease and $10,500 to Mr. Tharp, and the Company dissolved the joint venture.

     The Company has a demand note receivable from Medipace, an affiliate of the Company's principal stockholders and two (2) of the Company directors and executive officers, in the principal amount of $121,151, dated September 17, 1997, bearing interest at the rate of 8% PER ANNUM. As of December 31, 1997, the principal amount of the promissory note remaining payable was $116,622. See "Item 12 - Certain Relationships and Related Transactions."

     The Company's current business plan includes a strategy to expand as a provider of dialysis services through the development of new dialysis facilities and the acquisition of additional facilities and other strategically related health care services in selected markets. The market for such acquisition prospects is highly competitive and management expects that certain potential acquirors will have significantly greater capital than the Company. Although the Company experienced a net loss of $366,342 during the year ended December 31, 1997, the Company generated income of $164,553 from operations during the corresponding period. The Company has suffered recurring losses and had a working capital deficit of approximately $395,000 at December 31, 1997. The 1997 net loss was partially attributable to the opening of a new dialysis facility. The Company has also entered into an agreement to acquire an additional dialysis facility, which, although currently operates on a below break-even level, the Company expects will generate positive cash flows from operations in the future. Based on the opening of new facilities and the expectation of increased patient visits overall, the Company believes that it will be able to finance the costs of its operations, including the payment of obligations as they come due, from existing cash and cash generated by operations. However, the Company does not currently generate sufficient cash flow to finance any such expansion plans rapidly. In order to finance more rapid expansion plans, the Company will require financing from external sources. The Company does not have any commitment for such financing and there can be no assurances that the Company will be able to obtain any such financing on terms favorable to the Company or at all. In the event the Company cannot obtain such additional financing, the Company may be unable to achieve its proposed expansion strategy.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

     FASB recently issued SFAS No. 130, "Reporting Comprehensive Income," which is required to be adopted for financial statements issued for periods beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as revenue, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income. SFAS No. 130 requires that items of comprehensive income be classified separately in the financial statements. SFAS No. 130 also requires that the accumulated balance of comprehensive income items be reported separately from retained earnings and paid-in capital in the equity section of the balance sheet. SFAS No. 130 is not anticipated to have a material effect on the Company's financial position or results of operations.

     FASB recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is required to be adopted for financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 is not required to be applied to interim financial statements in the initial year of application. SFAS No. 131 requires that financial and descriptive information about operating segments be reported. Generally, financial information will be required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 is not anticipated to have any effect on the Company's financial position or results of operations.

YEAR 2000

     The Company has developed plans to address issues related to the impact on its computer systems of the year 2000. Financial and operational systems have been assessed and plans have been developed to address systems modification requirements. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, liquidity and results of operations.

ITEM 7.   FINANCIAL STATEMENTS.

     The financial statements required by this Item 7 are included elsewhere in this Report and incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     CHANGE OF FISCAL YEAR. As of August 15, 1996, in connection with the closing of the transactions contemplated by the Share Exchange Agreement, the Company determined to change the Company's fiscal year end from July 31 to December 31.

     1996 CHANGE IN ACCOUNTANTS. As of August 15, 1996, the Company engaged Singer Lewak Greenbaum & Goldstein LLP, as the Company's independent certified public accountants to replace Ehrhardt Keefe Steiner & Hottman PC, whose report with respect to the Company's financial statements for the former fiscal year ended July 31, 1995, was included in the Company's Form 10-KSB for the fiscal year ended December 31, 1995 prior to the Company's change to a December 31 fiscal year end. By letter dated August 15, 1996, the Company terminated Ehrhardt Keefe Steiner & Hottman PC as independent certified public accountants for the Company.

     The Company's former independent accountant's report covering the former fiscal year ended July 31, 1995 did not include an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the two (2) most recent fiscal years and during any subsequent interim periods preceding such dismissals, there has not developed any disagreement between such former independent accountants and management of the Company or other reportable events which have not been resolved to the Company's former independent accountants' satisfaction.

     1997 CHANGE IN ACCOUNTANTS. By letter dated December 12, 1997, the Company terminated Singer Lewak Greenbaum & Goldstein LLP as independent certified public accountants for the Company.

     The Company's former independent certified public accountants' report covering the two (2) fiscal years ended December 31, 1996 and 1995 did not include an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the two (2) most recent fiscal years and during any subsequent interim periods preceding such termination, there has not developed any disagreement between such former independent certified public accountants and management of the Company or other reportable events which have not been resolved to the Company's former independent certified public accountants' satisfaction.

     As of December 12, 1997, the Company engaged KPMG Peat Marwick LLP, as the Company's independent auditors to replace Singer Lewak Greenbaum & Goldstein LLP, whose report with respect to the Company's consolidated financial statements for the fiscal year ended December 31, 1997, has been included in this Report.

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

     The following reflects certain biographical information on the current directors and executive officers of the Company:

          NAME                               POSITION                      AGE
          ----                               --------                      ---

     Victor Gura, M.D.                  Director, President and            55
                                        Chief Executive Officer

     Ronald P. Lang, M.D.               Director and Secretary             48

     Ron Berkowitz                      Chief Operating Officer
                                        and Chief Financial Officer        45

     Jose Spiwak, M.D.                  Director                           53

     Melinda McIntyre-Kolpin            Director                           41

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

     JOSE SPIWAK, M.D. has been a director of the Company since March 11, 1998. Dr. Spiwak is a board certified thoracic and cardiovascular surgeon, and serves as Chairman of the Cardiovascular Thoracic Section of St. Francis Medical Center and Presbyterian Intercommunity Hospital in Los Angeles, California. He served as Vice-Chairman of American Health, Inc., a managing company of primary care physicians and comprehensive healthcare delivery networks, which was sold to FPA Medical Management, Inc. in April, 1997. Dr. Spiwak graduated from the Universidad Javeriana Medical School (Bogota, Columbia) in 1968 and performed his residency in Israel and the United States. Dr. Spiwak is a member of the Board of Directors of the American Career Society.

     MELINDA MCINTYRE-KOLPIN has been a director of the Company since March 18, 1998. She is currently the chief executive officer of Network Health Financial Services, Inc., a financial services company providing a variety of services to healthcare clients. She is also interim chief executive officer and president of First Professional Bank, N.A., a subsidiary of Professional Bancorp, based in Santa Monica, California, a full-service bank providing banking, financial consulting and general business strategies for the medical community. Prior to joining First Professional Bank, Ms. McIntyre-Kolpin was a commercial banking officer with Bank of California. She is a board member of numerous organizations in Southern California, including the Executive Council-Adaptive Business Leaders; director, Synergistic Systems, Medical Billing; advisory board, University of Southern California School of Accounting; director, Pacific Eyenet; National Health Foundation, board of trustees; City of Hope, board of trustees. Ms. McIntyre-Kolpin received her Bachelor of Science degree in business administration from the University of Southern California in 1978.

      As of January 15, 1997, Avraham Uncyk, M.D. resigned as a director of the Company, and Judith Gordon, who is the wife of Dr. Uncyk, was appointed as a director of the Company. Ms. Gordon resigned as a director of the Company on March 18, 1998.

     COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934. Section 16(a) of the Exchange Act requires the Company's directors and executive officers and beneficial holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of such equity securities of the Company. Based solely upon a review of such forms, or on written representations form certain reporting persons that no other reports were required for such persons, the Company believes that all reports required pursuant to Section 16(a) with respect to its executive officers, directors and 10% beneficial stockholders for the fiscal year ended December 31, 1997 were timely filed.

ITEM 10.  EXECUTIVE COMPENSATION.

     SUMMARY COMPENSATION TABLE. The following table sets forth certain information concerning compensation of certain of the Company's executive officers (the "Named Executives"), including the Company's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the fiscal years ended December 31, 1997 and 1996:



                                                                                              LONG TERM COMPENSATION
                                                                               ---------------------------------------------------
                                         ANNUAL COMPENSATION                             AWARDS                   PAYOUTS
----------------------------------------------------------------------------------------------------------------------------------
(a)                           (b)          (c)          (d)        (e)            (f)          (g)          (h)          (i)
NAME AND                                                           OTHER ANNUAL   OTHER        RESTRICTED   LTIP         ALL OTHER
PRINCIPAL                                  SALARY       BONUS      COMPEN-        AWARDS       OPTIONS/     PAYOUTS      COMPEN-
POSITION                      YEAR         ($)          ($)        SATION         ($)          SARS(#)      ($)          SATION ($)
----------------------------------------------------------------------------------------------------------------------------------
Victor Gura, M.D.(1)          1997         $142,500     0          0              0            80,000       0            0
                              1996         $80,000      0          0              0            0            0            0

A. Vern Tharp(2)              1996         $14,233      0          0              0            125,000      0            0

Ron Berkowitz (3)             1997         $114,230     $13,000    $8,777         0            50,000       0            0
                              1996         $40,846      $15,600    0              $6,189       50,000       0            0


_______________________________

1. Dr. Gura was appointed as the Company's Chief Executive Officer on May 11, 1996. Dr. Gura's annualized base compensation during the fiscal years ended December 31, 1996 and 1997 were $120,000 and $150,000, respectively. The amounts set forth in this chart reflect compensation paid to Dr. Gura for the fiscal year ended December 31, 1996, commencing on his appointment as Chief Executive Officer. See "Execution Compensation - Employment Agreements."

2. Mr. Tharp was appointed as the Company's Chief Executive Officer on August 28, 1995 and resigned in such capacity on May 11, 1996. Mr. Tharp's annualized base compensation during the fiscal year ended December 31, 1996 was $40,000.

3. Mr. Berkowitz was appointed as the Company's Chief Financial Officer on July 8, 1996. Mr. Berkowitz' annualized base compensation during the fiscal years ended December 31, 1996 and 1997 were $90,000 and $120,000, respectively. The amounts set forth in this chart reflect compensation paid to Mr. Berkowitz for the fiscal years ended December 31, 1996, commencing on his appointment as Chief Financial Officer. See "Executive Compensation - Employment Agreements."

     OPTION/SAR GRANTS TABLE DURING LAST FISCAL YEAR. The following table sets forth certain information concerning grants of stock options to certain of the Named Executives, for the fiscal year ended December 31, 1997:


---------------------------------------------------------------------------------------------------------------------
                                                                                            POTENTIAL REALIZABLE
                                                                                            VALUE AT ASSUMED
                                                                                            ANNUAL RATES OF
                                                                                            STOCK PRICE APPRECIATION
                                                  INDIVIDUAL GRANTS                         FOR OPTION TERM(1)
---------------------------------------------------------------------------------------------------------------------
(a)                           (b)             (c)                (d)          (e)           (f)          (g)
                              NUMBER OF       % OF
                              SECURITIES      TOTAL
                              UNDERLYING      OPTIONS/
                              OPTIONS/        SARS               EXERCISE
                              SARS            GRANTED TO         OR BASE
                              GRANTED         EMPLOYEES          PRICE        EXPIRATION
NAME                          (#)             IN FISCAL YEAR     ($/SHARE)    DATE (1)      5% ($)       10%($)
---------------------------------------------------------------------------------------------------------------------

Victor
 Gura, M.D. (2)               80,000          43.24%             $0.81        1/14/07       $59,306      $123,836

Ron Berkowitz (3)             50,000          27.03%             $0.81        1/14/07       $37,066       $77,397




__________________


     (1) This chart assumes a market price of $1.00 for the Common Stock, the average of the bid and asked prices for the Company's Common Stock in the over-the-counter market as of April 9, 1998, as the assumed market price for the Common Stock with respect to determining the "potential realizable value" of the shares of Common Stock underlying the options described in the chart, as reduced by any lesser exercise price for such options. Each of the options reflected in the chart was granted at exercise prices which the Company believes to have been determined at the fair market value as of the date of grant. Further, the chart assumes the annual compounding of such assumed market price over the relevant periods, without giving effect to commissions or other costs or expenses relating to potential sales of such securities. The Company's Common Stock has a very limited trading history. These values are not intended to forecast the possible future appreciation, if any, price or value of the Common Stock. The Board of Directors will not determine an expiration date for these options until such time as such options have vested. However, these options will have a term no longer than ten (10) years following January 15, 1999, the grant date of such options. The referenced amounts reflect an assumed expiration date of January 14, 2007. See Item 5 - "Market Price of Common Equity and Related Stockholder Matters."

     (2) Dr. Gura was granted an option to purchase up to 80,000 shares of Common Stock at an exercise price of $0.81 per share. These options will only vest in the event that the Company's stockholders approve the 1996 Stock Option Plan pursuant to which these options have been granted. See "Item 10 - Executive Compensation - Stock Option Plans."

     (3) Mr. Berkowitz was granted an option to purchase up to 50,000 shares of Common Stock at an exercise price of $0.81 per share. These options will only vest in the event that the Company's stockholders approve the 1996 Stock Option Plan pursuant to which these options have been granted. See "Item 10 - Executive Compensation - Stock Option Plans."

     OPTION EXERCISES AND YEAR-END VALUES. The following table sets forth information with respect to the exercised and unexercised options to purchase shares of Common Stock for certain of the Named Executives held by them at December 31, 1997:


                                                                                   VALUE OF UNEXERCISED
                      SHARES                         NUMBER OF UNEXERCISED            IN THE MONEY
                     ACQUIRED         VALUE               OPTIONS AT                   OPTIONS AT
                     ON EXERCISE    REALIZED(1)       DECEMBER 31, 1997            DECEMBER 31, 1997(2)
                   ------------    -----------         -----------------          --------------------
NAME                                              EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                              -----------   -------------   -----------   -------------

Victor
Guara, M.D.                0             0             0           80,000             0          $23,200

Ron Berkowitz           12,500           $875        12,500         50,000         $8,250        $14,500


_________________

(1) Represents an amount equal to the number of options multiplied by the difference between the average of the closing bid and asked prices for the Common Stock in the over-the-counter market on the date of exercise, July 2, 1997 ($ 0.56 per share) and any lesser exercise price.

(2) Represents an amount equal to the number of options multiplied by the difference between the average of the closing bid and asked prices for the Common Stock in the over-the counter market on December 31, 1997 ($1.10 per share) and any lesser exercise price.


     EMPLOYMENT AGREEMENTS. The Company has entered into employment agreements with two (2) of its executive officers, Victor Gura, M.D. and Ron Berkowitz.

     The Company entered into a three (3) year employment agreement, dated as of April 12, 1996, with Victor Gura, M.D., pursuant to which Dr. Gura agreed to serve as the Company's Chief Executive Officer, President and Medical Director. The employment agreement currently provides for an annual base salary of $150,000, plus other benefits. The Company also granted options to Dr. Gura to purchase up to 80,000 shares of Common Stock, which may vest subject to certain events.

     Mr. Berkowitz entered into a five (5) year employment agreement with the Company, effective July 8, 1996, pursuant to which Mr. Berkowitz agreed to serve as the Company's Chief Financial Officer. The employment agreement currently provides for an annual base salary of $120,000, plus other benefits. The Company also granted options to Mr. Berkowitz to purchase up to 50,000 shares of Common Stock pursuant to the Company's 1996 Stock Option Plan (37,500 of which have been exercised), and an additional 50,000 options, which may vest subject to certain events.

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

     The Company has reserved for issuance thereunder an aggregate of 1,000,000 shares of Common Stock. The Company has granted options to purchase up to 994,739 shares of Common Stock under the 1996 Stock Option Plan. Of the 994,379 options granted as of the date of this Report, 981,879 options have been exercised and all options have vested. The Board of Directors has approved a provision in the 1996 Stock Option Plan which will place a 300,000 share limit on the number of options that may be granted under the 1996 Stock Option Plan to an employee in each fiscal year.

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

     As of the date of this Report, ISOs have been granted under the 1996 Stock Option Plan to purchase up to 25,000 shares of Common Stock at an exercise price of $0.49 per share. Of these options, 12,500 options have been exercised and all have vested.

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

     As of the date of this Report, NSOs have been granted under the 1996 Stock Option Plan to purchase up to 969,739 shares of Common Stock, all of which have been exercised. These options had the following per share exercise prices:
174,739 shares ($1.00), 700,000 shares ($0.50), 25,000 shares ($0.38) and 70,000 shares ($0.25).

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

     1996 EMPLOYEE COMPENSATORY STOCK OPTION PLAN. As of February 7, 1996, the Company's Board of Directors adopted the 1996 Employee Compensatory Stock Option Plan (the "Employee Stock Option Plan"). The Company has reserved for issuance thereunder an aggregate of 500,000 shares of Common Stock. The Company has issued non-qualified options to purchase up to 500,000 shares of Common Stock under the Employee Stock Option Plan at an exercise price of $0.18 per share, 423,000 of which have been exercised. The optionees are currently not employees or affiliates of the Company. The remaining 77,000 options expire on or about February 6, 2001, the termination date of the Employee Stock Option Plan.

     OTHER OPTIONS. The Company has granted options to purchase up to an aggregate of 160,000 shares of Common Stock, at an exercise price of $0.81 per share, to certain directors and employees. Some of these options may vest, subject to the approval of a stock option plan by the Company's Board of Directors and stockholders. The Company also has granted currently outstanding options and warrants to purchase up to 1,450,928 shares of Common Stock (including the 89,500 options which may be exercised in connection with the Company's existing stock option plans) to certain consultants and employees of the Company, of which 454,440 are currently exercisable.

COMPENSATION OF DIRECTORS

     The Company does not currently compensate directors for services rendered as directors.

DIRECTORS AND OFFICERS LIABILITY INSURANCE

     The Company has obtained directors' and officers' liability insurance with an aggregate limit of liability for the policy year, inclusive of costs of defense, in the amount of $2,000,000. The insurance policy expires on March 23, 1999.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board has a Compensation Committee and an Audit Committee comprised of the following members of the Board of Directors: Dr. Jose Spiwak and Melinda McIntyre-Kolpin, each of whom may be deemed to be outside/non-employee director. The Board has no standing committee on nominations or any other committees performing equivalent functions.

     The Compensation Committee reviews and approves the annual salary and bonus for each executive officer (consistent with the terms of any applicable employment agreement), reviews, approves and recommends terms and conditions for all employee benefit plans (and changes thereto) and administers the Company's stock option plans and such other employee benefit plans as may be adopted by the Company from time to time.

     The Audit Committee reports to the Board regarding the appointment of the independent public accountants of the Company, the scope and fees of the prospective annual audit and the results thereof, compliance with the Company's accounting and financial policies and management's procedures and policies relative to the adequacy of the Company's system of internal accounting controls.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of April 9, 1998, the Company had issued and outstanding 9,688,523 shares of Common Stock. The following table reflects, as of April 9, 1998, the beneficial Common Stock ownership of: (a) each director of the Company, (b) each current executive officer named in the Summary Compensation Table in this Report, (c) each person known by the Company to be a beneficial owner of five percent (5%) or more of its Common Stock, and (d) all executive officers and directors of the Company as a group:

NAME AND ADDRESS                           NO. OF
OF BENEFICIAL OWNER                        SHARES#                  PERCENT
-------------------                        -------                  -------

Medipace Medical Group, Inc.(1)            800,000                     8.26%

Victor Gura, M.D.(1,2)                   2,772,511                    28.62%

Ronald P. Lang, M.D.(1,3)                1,317,154                    13.59%

Jose Spiwak, M.D.(4)                        40,000                       *

Melinda McIntyre-Kolpin(5)                       0                       *

Isaac Flombaum(6)                          570,206                     5.89%

Ron Berkowitz(1),(7)                        52,000                       *


Avraham H. Uncyk, M.D.(1,8)                969,463                    10.00%

All executive officers
and directors as a group
(5 persons)(9)                           3,381,665                    34.86%


_____________________________
(Footnotes on following page)


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

*    Less than 1%

___________________________
(Footnotes from previous page)

1. The address for Drs. Victor Gura, Ronald P. Lang and Avraham H. Uncyk and Ron Berkowitz is 1835 South La Cienega Boulevard, Suite 235, Los Angeles, California 90035. Medipace is a corporation owned by Drs. Gura, Lang and Uncyk on a proportionate ownership interest of 67.5%, 22.5% and 10%, respectively. The address for Medipace is 5901 West Olympic Boulevard, Suite 300, Los Angeles, California 90036. Medipace is the registered owner of 800,000 shares of Common Stock, and each of Drs. Gura, Lang and Uncyk are deemed to be the beneficial owners of such 800,000 shares. See "Item 12 - Certain Relationships and Related Transactions."

2. Dr. Gura is the registered owner of 1,972,511 shares. Does not include warrants to purchase up to 337,500 shares of Common Stock which may vest and 2,842,185 shares of Common Stock which may be issued subject to certain performance levels by the Company, and options to purchase up to 80,000 shares of Common Stock, which may vest subject to certain events. See "Item 12 - Certain Relationships and Related Transactions."

3. Dr. Lang is the registered owner of 517,154 shares. Does not include warrants to purchase up to 112,500 shares of Common Stock which may vest and 947,395 shares of Common Stock which may be issued subject to certain performance levels by the Company, and options to purchase up to 15,000 shares of Common Stock, which may vest subject to certain events. See "Item 12 - Certain Relationships and Related Transactions."

4. The address for Dr. Jose Spiwak is 3628 East Imperial Highway, Suite 402, Lynwood, California 90262. Dr. Spiwak is the registered owner of 40,000 shares of Common Stock. Does not include options to purchase up to 150,000 shares of Common Stock which may vest subject to certain schedules.

5. The address for Ms. McIntyre-Kolpin is 606 Broadway, Santa Monica, California 90401. Does not include options to purchase up 150,000 shares of Common Stock which may vest subject to certain schedules.

6. The address for Mr. Flombaum is Doblas 82, 2nd Piso, Buenos Aires, Argentina. The 570,206 shares have been pledged as security for certain obligations owing to the Company. See "Item 12 - Certain Relationships and Related Transactions."

7. Mr. Berkowitz is the registered owner of 39,500 shares of Common Stock and options to purchase up to 12,500 shares of Common Stock. Does not include options to purchase up to 50,000 shares of Common Stock, which may vest subject to certain events.

8. Dr. Uncyk is the registered owner of 159,463 shares. Dr. Uncyk's wife, Judith Gordon, a former director of the Company, is the registered owner of
     options to purchase up to 5,000 shares of Common Stock.   Does not include
     warrants to purchase up to 50,000 shares of Common Stock which may vest and 421,064 shares of Common Stock which may be issued subject to certain performance levels by the Company. See "Item 12 - Certain Relationships and Related Transactions."

9. Includes 3,369,165 shares of Common Stock and options to purchase up to 12,500 shares of Common Stock. Does not include warrants to purchase up to 500,000 shares of Common Stock which may vest and 4,210,644 shares of Common Stock which may be issued subject to certain performance levels by the Company, and options to purchase up to 445,000 shares of Common Stock which may vest subject to certain events and schedules. See "Item 12 - Certain Relationships and Related Transactions."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     SHARE EXCHANGE AGREEMENT. On May 11, 1996, the Company, LACD, Victor Gura, M.D., Avraham H. Uncyk, M.D. and Ronald P. Lang, M.D. completed the transactions contemplated by an Agreement for Exchange of Stock (the "Share Exchange Agreement"). In connection with the Share Exchange Agreement, the Company issued an aggregate of 4,234,128 shares of Common Stock to Drs. Gura, Uncyk and Lang in exchange for 100% of the issued and outstanding shares of common stock of LACD, as follows: (i) Dr. Gura (2,183,036 shares), (ii) Dr. Lang (727,679 shares), (iii) Dr. Uncyk (323,413 shares), and (iv) Medipace, a corporation owned by Drs. Gura, Lang and Uncyk (1,000,000 shares). The 1,000,000 shares issued to Medipace were originally issued to Drs. Gura, Lang and Uncyk in their proportionate ownership interests in Medipace (67.5%, 22.5% and 10%, respectively), and subsequently transferred to Medipace. In November and December, 1997, Medipace and Drs. Gura, Lang and Uncyk sold an aggregate of 785,000 shares of Common Stock in connection the settlement of certain claims of an unaffiliated third party, as follows: (i) Medipace (200,000 shares), (ii) Dr. Gura (210,525 shares), (iii) Dr. Lang (210,525 shares), and (iv) Dr. Uncyk (163,950 shares). The 800,000 shares currently issued to Medipace have certain registration rights with respect to claims which may be asserted by creditors of Medipace.

     CONDITIONAL ISSUANCE OF SHARES AND WARRANTS. Up to an additional 4,210,644 shares of Common Stock and warrants to purchase up to 500,000 shares of Common Stock, at an exercise price of $3.50 per share, may be issued in the aggregate to Drs. Gura, Uncyk and Lang in the event that the Company meets certain financial conditions based on the results of operations of the Company during the fiscal years ending from December 31, 1996 to 2001, on the following basis:
(i) Dr. Gura (2,842,185 shares and 337,500 warrants), (ii) Dr. Lang (947,395 shares and 112,500 warrants), and (iii) Dr. Uncyk (421,064 shares and 50,000 warrants), which reflects the percentage distribution ratio for the initial issuance of the shares of Common Stock in connection with the Share Exchange Agreement to Drs. Gura, Lang and Uncyk, respectively. The Company did not meet the required results of operations for the fiscal year ended December 31, 1997. The 4,210,644 shares may be issued and the 500,000 warrants may be exercisable in the event that the annual pre-tax earnings from operations of the Company during any of the years ending from December 31, 1998 to 2001 shall equal or exceed $2,000,000. The warrants will expire 36 months from the initial date of exercisability of the warrants.

     LOANS TO AFFILIATES. Medipace has executed a demand promissory note in favor of the Company in the principal amount of $121,151, dated September 17, 1997, which bears interest at the rate of 8% PER ANNUM. As of December 31, 1997, the principal amount of the promissory note remaining payable was $116,622.

     SALE OF WAREHOUSE ASSETS. As of October 18, 1996, the Company completed the sale (the "Warehouse Sale") of certain real estate and other assets, related to the Company's prior business operation of a potato warehouse (the "Warehouse Assets") in Monte Vista, Colorado, to certain former affiliates of the Company for the purchase price of approximately $1,415,000. The purchase price was paid in the form of $550,000 in cash and two (2) promissory notes in the aggregate amount of approximately $865,000 (subject to certain adjustments), and secured by a pledge of 648,206 shares of Common Stock. As of April 15, 1997, the obligors on the promissory notes assigned 630,206 of the shares of Common Stock to Issaac Flombaum, making him a principal stockholder of the Company. Mr. Flombaum executed a promissory note payable to the Company in the principal amount of approximately $865,000, bearing interest at the rate of 8% PER ANNUM, and due and payable on or before February 23, 1998. The Company extended the promissory note for an additional year upon receipt of a payment in November, 1997. The promissory notes executed by the initial obligors were cancelled. Further, Mr. Flombaum has agreed to pay the additional sum of approximately $135,000 to the Company on the due date of the $865,000 promissory note as additional consideration for the Company's agreement to consent to the assignment of the 630,206 shares. The obligations owing to the Company by Mr. Flombaum are secured by the 570,206 shares of Common Stock, which currently are held in escrow. Through December 31, 1997, the Company received payment of $76,800 of accrued interest on the promissory note through the liquidation of 60,000 of the pledged shares. See "Item 11- Security Ownership of Certain Beneficial Owners and Management."

     LEASED PREMISES. From May 11, 1996 to November, 1997, the Company leased offices located at 5901 West Olympic Boulevard, Suite 109, Los Angeles, California 90036, at a monthly rent of approximately $6,760, pursuant to a sublease agreement with Medipace. The premises included a portion of premises leased by Medipace, an affiliate of Drs. Gura, Lang and Uncyk, who are affiliates of the Company, from a non-affiliate master lessor pursuant to a master lease agreement. The Company made rental payments directly to the master lessor, with the consent of the master lessor, with respect to the portion of the premises which were the subject of the sublease. The Company currently leases the office space directly from the master lessor at the monthly rent of approximately $6,760.

                                       PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

A.   FINANCIAL STATEMENTS

     Consolidated balance sheets of National Quality Care, Inc. and subsidiary as of December 31, 1997 and 1996, and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended.

B.   REPORTS ON FORM 8-K

     Current Report on Form 8-K, dated December 15, 1997.

C.   OTHER EXHIBITS

     16.1   Letter RE Change in Certifying Accountant of Singer Lewak Greenbaum
            & Goldstein LLP, dated December 15, 1997(1)
     23.1   Consent of Singer Lewak Greenbaum & Goldstein LLP, dated
            April 13, 1998
     23.2   Consent KPMG Peat Marwick LLP, dated April 13, 1998
     27     Financial Data Schedule

_______________________

(1) Filed as part of the Company's Current Report on Form 8-K dated December 15, 1997.

                         DOCUMENTS INCORPORATED BY REFERENCE

     The Company is currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and in accordance therewith files reports, proxy statements and other information with the Commission. Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington D.C. 20549; at its New York Regional Office, Suite 1300, 7 World Trade Center, New York, New York, 10048; and at its Chicago Regional Office, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661, and copies of such materials can be obtained from the Public Reference Section of the Commission at its principal office in Washington, D.C., at prescribed rates. In addition, such materials may be accessed electronically at the Commission's site on the World Wide Web, located at http://www.sec.gov. The Company intends to furnish its stockholders with annual reports containing audited financial statements and such other periodic reports as the Company may determine to be appropriate or as may be required by law.

     Certain documents listed above as exhibits to this Report on Form 10-KSB are incorporated by reference from other documents previously filed by the Company with the Commission as follows:

           PREVIOUS FILING                   EXHIBIT NUMBER
       INCORPORATED BY REFERENCE             IN FORM 10-KSB
       -------------------------             --------------
     1. Current Report on Form 8-K
        dated as of December 15, 1997             16.1

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NATIONAL QUALITY CARE, INC.



     Dated:  April 14, 1998       By:  /s/ Victor Gura, M.D.
                                      -------------------------------------
                                      Victor Gura, M.D.
                                      Chief Executive Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

                                   NATIONAL QUALITY CARE, INC.



     Dated: April 14, 1998        By:  /s/ Victor Gura, M.D.
                                      -------------------------------------
                                      Victor Gura, M.D.
                                      Chief Executive Officer and Director



     Dated: April 14, 1998        By:  /s/ Ron Berkowitz
                                      -------------------------------------
                                      Ron Berkowitz
                                      Chief Financial Officer



     Dated: April 14, 1998        By:  /s/ Ronald P. Lang, M.D.
                                      -------------------------------------
                                      Ronald P. Lang, M.D.
                                      Director



     Dated: April 14, 1998        By:  /s/ Jose Spiwak, M.D.
                                      -------------------------------------
                                      Jose Spiwak, M.D.
                                      Director




     Dated: April 14, 1998        By:  /s/ Melinda McIntyre-Kolpin
                                      -------------------------------------
                                      Melinda McIntyre-Kolpin
                                      Director

               NATIONAL QUALITY CARE, INC.
               AND SUBSIDIARY

               Consolidated Financial Statements

               December 31, 1997 and 1996

               (With Independent Auditors' Report Thereon)

                           INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
National Quality Care, Inc.:

We have audited the accompanying consolidated balance sheet of National Quality Care, Inc. and subsidiary as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Quality Care, Inc. and subsidiary as of December 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




KPMG Peat Marwick LLP

Los Angeles, California
March 3, 1998, except as to the
   sixth paragraph of note 6, which
   is as of April 7, 1998.

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
National Quality Care, Inc.


We have audited the accompanying consolidated balance sheet of National Quality Care, Inc. and subsidiary as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Quality Care, Inc. and subsidiary as of December 31, 1996, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
-------------------------------------------
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 8, 1997

                             NATIONAL QUALITY CARE, INC.

                                    AND SUBSIDIARY

                             Consolidated Balance Sheets

                              December 31, 1997 and 1996




                                              ASSETS                                1997                 1996
                                                                               --------------       -------------
Current assets:
  Cash and cash equivalents                                                    $    39,220             121,812
  Accounts receivable, net of allowance for doubtful accounts of $75,000 in
     1997 and 1996 (note 4)                                                        340,497             334,927
  Supplies inventory                                                                46,723              13,122
  Other current assets                                                              30,537              47,208
                                                                               --------------       -------------

       Total current assets                                                        456,977             517,069

Property, plant and equipment, net (notes 3, 4 and 6)                            2,561,510           2,257,735
Note receivable - related parties (note 2)                                         641,790             865,202
Deposits and other long-term assets (note 6)                                        54,231              59,197
                                                                               --------------       -------------

       Total assets                                                            $ 3,714,508           3,699,203
                                                                               --------------       -------------
                                                                               --------------       -------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                             $   595,380             448,521
  Accrued expenses                                                                 192,718             303,597
  Current portion of long-term debt (note 4)                                        63,483             380,414
                                                                               --------------       -------------

       Total current liabilities                                                   851,581           1,132,532

Long-term debt, net of current portion (note 4)                                  1,870,194           1,804,805
                                                                               --------------       -------------

       Total liabilities                                                         2,721,775           2,937,337
                                                                               --------------       -------------

Stockholders' equity (note 5):
  Preferred stock, $.01 par value.  Authorized 5,000,000 shares; no shares
     issued and outstanding                                                             --                  --
  Common stock, $.01 par value.  Authorized 50,000,000 shares; issued and outstanding 9,555,710 and 7,815,471 shares in 1997 and 1996,
     respectively                                                                   95,556              78,154
  Additional paid-in capital                                                     2,086,394           1,508,009
  Notes receivable from stockholder (note 2)                                      (116,622)           (118,044)
  Accumulated deficit                                                           (1,072,595)           (706,253)
                                                                               --------------       -------------

       Total stockholders' equity                                                  992,733             761,866

  Commitments and contingencies (note 6)
  Subsequent event (note 11)
                                                                               --------------       -------------

       Total liabilities and stockholders' equity                              $ 3,714,508           3,699,203
                                                                               --------------       -------------
                                                                               --------------       -------------



See accompanying notes to consolidated financial statements.

                             NATIONAL QUALITY CARE, INC.
                                    AND SUBSIDIARY

                        Consolidated Statements of Operations

                        Years ended December 31, 1997 and 1996



                                                                    1997                 1996
                                                                -------------       -------------
Income:
  Medical service revenue                                        $3,152,991           3,050,346
  Rental income (note 6)                                            271,700             168,277
                                                                -------------       -------------

          Total income                                            3,424,691           3,218,623
                                                                -------------       -------------

Operating expenses:
  Cost of medical services                                        2,171,005           1,783,468
  Selling, general and administrative expenses                      951,946             941,882
  Depreciation and amortization                                      70,617              47,464
  Rent and other (note 6)                                            66,570              41,303
                                                                -------------       -------------

          Total operating expenses                                3,260,138           2,814,117
                                                                -------------       -------------

          Income from operations                                    164,553             404,506
                                                                -------------       -------------

Other income (expense):
  Interest expense                                                 (210,049)           (143,048)
  Valuation allowance on note receivable (note 2)                  (220,000)                 --
  Merger costs                                                           --            (997,580)
  Interest income                                                    79,086              19,436
  Other income (expense) (note 6)                                  (178,332)             12,833
                                                                -------------       -------------

          Total other expense                                      (529,295)         (1,108,359)
                                                                -------------       -------------

          Loss before provision for income taxes                   (364,742)           (703,853)

Provision for income taxes (note 7)                                   1,600               2,400
                                                                -------------       -------------

          Net loss                                               $ (366,342)           (706,253)
                                                                -------------       -------------
                                                                -------------       -------------


Basic and diluted loss per common share                          $     (.04)               (.14)
                                                                -------------       -------------
                                                                -------------       -------------



See accompanying notes to consolidated financial statements.

                             NATIONAL QUALITY CARE, INC.
                                    AND SUBSIDIARY

                   Consolidated Statements of Stockholders' Equity

                        Years ended December 31, 1997 and 1996



                                                             COMMON STOCK                                        NOTES
                                               ------------------------------------       ADDITIONAL        RECEIVABLE FROM
                                                    SHARES            AMOUNT           PAID-IN CAPITAL       STOCKHOLDER
                                               ---------------      ---------------   ------------------    ---------------
Balance, December 31, 1995                               --            $     --                  --                  --

Net liabilities retained by Medipace Medical
    Group, Inc.                                          --                  --                  --                  --

Reverse merger:
    Shares issued for the acquisition of
       Sargent, Inc.                              2,436,343              24,363           1,097,213                  --
    Shares issued for dialysis division of
       Medipace Medical Group, Inc.               4,234,128              42,341            (558,373)                 --

Common stock issued:
    For services rendered                           995,000               9,950             431,150                  --
    For cash                                        150,000               1,500              39,266                  --

Stock options issued for services rendered               --                  --             498,753                  --

Advances to stockholder                                  --                  --                  --            (118,044)

Net loss                                                 --                  --                  --                  --
                                               ---------------      ---------------   ------------------    ---------------

Balance, December 31, 1996                        7,815,471              78,154           1,508,009            (118,044)

Conversion of debt to equity                        200,000               2,000             208,000                  --

Options exercised:
    For services rendered                         1,449,739              14,497              92,703                  --
    For cash                                         90,500                 905              19,260                  --

Stock options issued for services rendered               --                  --             258,422                  --

Payment on notes receivable from stockholder             --                  --                  --               1,422

Net loss                                                 --                  --                  --                  --
                                               ---------------      ---------------   ------------------    ---------------

Balance, December 31, 1997                        9,555,710            $ 95,556           2,086,394            (116,622)
                                               ---------------      ---------------   ------------------    ---------------
                                               ---------------      ---------------   ------------------    ---------------



                                                NET LIABILITIES        ACCUMULATED
                                                  OF DIVISION            DEFICIT           TOTAL
                                                ----------------      -------------   --------------
Balance, December 31, 1995                        (1,107,148)                   --       (1,107,148)

Net liabilities retained by Medipace Medical
    Group, Inc.                                      591,116                    --          591,116

Reverse merger:
    Shares issued for the acquisition of
       Sargent, Inc.                                      --                    --        1,121,576
    Shares issued for dialysis division of
       Medipace Medical Group, Inc.                  516,032                    --               --

Common stock issued:
    For services rendered                                 --                    --          441,100
    For cash                                              --                    --           40,766

Stock options issued for services rendered                --                    --          498,753

Advances to stockholder                                   --                    --         (118,044)

Net loss                                                  --              (706,253)        (706,253)
                                                ----------------      -------------   --------------

Balance, December 31, 1996                                --              (706,253)         761,866

Conversion of debt to equity                              --                    --          210,000

Options exercised:
    For services rendered                                 --                    --          107,200
    For cash                                              --                    --           20,165

Stock options issued for services rendered                --                    --          258,422

Payment on notes receivable from stockholder              --                    --            1,422

Net loss                                                  --              (366,342)        (366,342)
                                                ----------------      -------------   --------------

Balance, December 31, 1997                                --            (1,072,595)         992,733
                                                ----------------      -------------   --------------
                                                ----------------      -------------   --------------




See accompanying notes to consolidated financial statements.

                             NATIONAL QUALITY CARE, INC.
                                    AND SUBSIDIARY
                        Consolidated Statements of Cash Flows
                        Years ended December 31, 1997 and 1996



                                                                              1997                  1996
                                                                          ---------------     --------------
Cash flows from operating activities:
  Net loss                                                                $  (366,342)           (706,253)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                            115,141              75,354
     Issuance of common stock and stock options for services                  365,622             939,853
     Valuation allowance on note receivable                                   220,000                  --
     (Increase) decrease in:
       Accounts receivable                                                     (5,570)             (1,602)
       Supplies inventory                                                     (33,601)              8,649
       Other assets                                                            22,937             (26,400)
     Increase (decrease) in:
       Accounts payable                                                       146,859             136,520
       Accrued expenses                                                      (100,879)            186,102
                                                                          ---------------     --------------

               Net cash provided by operating activities                      364,167             612,223
                                                                          ---------------     --------------

Cash flows from investing activities:
  Purchase of building and equipment                                         (247,465)         (2,226,170)
  Increase in deposits                                                         (1,300)                 --
  Payments on notes receivable from stockholder                                 1,422                  --
  Advances to stockholder                                                          --            (118,044)
  Purchase of Sargent, Inc., net of cash acquired                                  --              50,266
  Proceeds from sale of assets                                                     --              71,219
  Payments on note receivable from related parties                              3,412             104,291
                                                                          ---------------     --------------

               Net cash used in investing activities                         (243,931)         (2,118,438)
                                                                          ---------------     --------------

Cash flows from financing activities:
  Repayment of long-term debt                                                (249,593)           (282,867)
  Proceeds from issuance of long-term debt                                     26,600           2,337,775
  Proceeds from sale of common stock                                           20,165              40,766
  Payments made to Medipace Medical Group, Inc. in consideration for
    retaining certain liabilities of the dialysis division                         --            (467,647)
                                                                          ---------------     --------------

               Net cash provided by (used in) financing activities           (202,828)          1,628,027
                                                                          ---------------     --------------

               Net increase (decrease) in cash and cash equivalents           (82,592)            121,812

Cash and cash equivalents, beginning of year                                  121,812                  --
                                                                          ---------------     --------------

Cash and cash equivalents, end of year                                    $    39,220             121,812
                                                                          ---------------     --------------
                                                                          ---------------     --------------



                                     (Continued)

                             NATIONAL QUALITY CARE, INC.
                                    AND SUBSIDIARY
                   Consolidated Statements of Cash Flows, Continued

                                                          1997          1996
                                                      -----------    -----------
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
      Interest                                        $ 205,567       124,456
      Income taxes                                        7,634         2,400
                                                      -----------    -----------
                                                      -----------    -----------

Supplemental schedule of noncash investing and financing activities:
     During 1997, the Company acquired equipment of $171,451 by incurring capital lease obligations.
     During 1997, current debt of $200,000 and accrued interest of $10,000 were converted to 200,000 shares of common stock.
     During 1997 and 1996, the Company granted stock options of 283,422 and 809,739, respectively, in exchange for services rendered with a fair value of $258,422 and $498,753, respectively.
     During 1997, the Company issued 1,449,739 shares, which included shares issued from the exercise of options granted in 1997 and 1996, in exchange for services with a fair value of $735,953. During 1996, the Company issued 995,000 shares in exchange for services with a fair value of $441,000.
     In October 1996, the Company sold certain assets to stockholders in exchange for $71,219 in cash and a note receivable of $865,202.
     During 1996, the Company disposed of net liabilities of the discontinued
       potato harvesting operations amounting to $108,761.
     During 1996, the Company purchased land and building of approximately
       $2,122,000 by issuing notes payable of $2,055,000 and the balance in cash.


See accompanying notes to consolidated financial statements.

                             NATIONAL QUALITY CARE, INC.
                                    AND SUBSIDIARY
                      Notes to Consolidated Financial Statements
                              December 31, 1997 and 1996



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND LINE OF BUSINESS

     National Quality Care, Inc. (the Company) provides dialysis services for patients suffering from chronic kidney failure through two dialysis clinics located in Los Angeles, California, and for patients suffering from acute kidney failure through a visiting nurse program contracted to five Los Angeles County hospitals. Payment for services is provided primarily by third-party payors including Medicare, Medi-Cal and commercial insurance companies and by contracted hospitals.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of National Quality Care, Inc. and its wholly owned subsidiary, Los Angeles Community Dialysis, Inc. All material intercompany transactions and balances have been eliminated.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. This affects the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all highly-liquid investments purchased with original maturity of three months or less to be cash equivalents.

     BUILDING AND EQUIPMENT

     Building and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation and amortization are being provided using the straight-line method over the estimated useful lives of 5 to 30 years as follows:

                    Building                      30 years
                    Medical equipment             7 to 10 years
                    Office equipment              5 years
                    Leasehold improvements        10 years


     Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of building and equipment are reflected in the statements of operations.

     PATIENT REVENUE RECOGNITION

     Medical service revenue consists of net patient service revenues, which are based on the Company's established billing rates less allowances and discounts principally for patients covered by Medicare, Medi-Cal and other contractual programs. Payments under these programs are based on either predetermined rates or the costs of

                             NATIONAL QUALITY CARE, INC.
                                    AND SUBSIDIARY
                Notes to Consolidated Financial Statements, Continued


     services. These contractual allowances and discounts are reduced from accounts receivable in the accompanying consolidated balance sheets.

     The Medicare and Medi-Cal programs, which are the largest payors for services rendered by the Company, accounted for approximately 63% and 64% of the Company's net revenues for the years ended December 31, 1997 and 1996, respectively.

     IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets are reviewed for impairment in value based upon undiscounted future operating cash flows, and appropriate losses are recognized whenever the carrying amount of an asset may not be recovered.

     STOCK-BASED COMPENSATION

     The Company measures stock-based compensation using the intrinsic-value method, which assumes that options granted at market price at the date of grant have no intrinsic value. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), pro forma net loss and loss per share are presented in note 5 as if the fair-value method had been applied.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for long-term debt also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

     INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     RECLASSIFICATIONS

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

     NEW ACCOUNTING STANDARDS

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," were issued and are effective for annual periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting comprehensive income and its components. SFAS No. 131 establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments. These standards increase disclosure in the financial statements and will have no impact on the Company's financial position or results of operations.

                             NATIONAL QUALITY CARE, INC.
                                    AND SUBSIDIARY
                Notes to Consolidated Financial Statements, Continued

     LIQUIDITY

     The Company has suffered recurring losses and has a working capital deficit of $394,604 at December 31, 1997. The 1997 net loss was partially attributable to the opening of a new facility. The Company has also entered into an agreement to acquire an additional facility (see note 11), which it expects will generate positive cash flows from operations. Based on the opening of new facilities and the expectation of increased patient visits overall, the Company believes that it will be able to finance the costs of its operations, including the payment of obligations as they come due, from existing cash and cash generated by operations.

(2)  RELATED PARTY TRANSACTIONS

     During 1996, a shareholder executed two 8% unsecured demand notes payable to the Company that amounted to $118,044, inclusive of unpaid accrued interest, at December 31, 1996. In September 1997, the notes were combined with the accumulated unpaid interest into one 8% unsecured note payable in monthly installments of $4,580 due March 2000. Two payments totaling $9,160 were received in 1997 and were applied to interest and principal of $7,738 and $1,422, respectively. The outstanding balance is presented as an offset to stockholders' equity.

     During 1996, the Company sold certain assets for no gain or loss to former affiliates for $71,219 of cash, net of encumbrances paid on those assets of $478,781 and promissory notes totaling $865,202 that bore 8% interest and were due September 1996. The notes were collateralized by approximately 648,000 shares of the Company's common stock and were in default at December 31, 1996. Subsequently, the notes were assumed by a third party, who purchased, from the affiliate, approximately 630,000 of the common shares. The third party executed an additional $135,000 non-interest bearing note to the Company, which is fully reserved. Both notes are due February 1999 and are secured by the common shares. During 1997, 60,000 common shares were sold and the proceeds were applied to reduce principal and accrued interest by $3,412 and $73,388, respectively. The Company has provided for a valuation allowance of $220,000 on the $861,790 note to reserve for the difference between the approximate fair value of the collateral and the book value of the note.

                             NATIONAL QUALITY CARE, INC.
                                    AND SUBSIDIARY

                Notes to Consolidated Financial Statements, Continued

(3)  PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment as of December 31, 1997 and 1996 consist of the following:


                                                           1997         1996
                                                       -----------  ------------
               Land                                      $855,897     855,897
               Building                                 1,338,710   1,338,710
               Medical equipment                          503,794     283,677
               Leasehold improvements                     158,372          --
               Office furniture and equipment              40,769       6,608
                                                       -----------  ------------
                                                        2,897,542   2,484,892

               Less accumulated depreciation and
                 amortization                             336,032     227,157
                                                       -----------  ------------

               Total                                   $2,561,510   2,257,735

                                                       -----------  ------------
                                                       -----------  ------------


     Depreciation expense for the years ended December 31, 1997 and 1996 was $108,875 and $64,687, respectively. Medical equipment includes $171,451 of equipment under capitalized leases and had accumulated amortization of $12,859 at December 31, 1997.

(4)  NOTES PAYABLE

     Notes payable and long-term debt at December 31, 1997 and 1996 consist of the following:



                                                                                   1997                 1996
                                                                               ------------        ------------
Notes payable in monthly installments of $20,293, including interest at prime plus 2% (10.25% at December 31, 1997) per annum,
  through May 2006, collateralized by land, building and equipment and assignment of $2,000,000 in life insurance of, and guaranteed by, two majority stockholders

                                                                              $  1,760,256           1,820,213

Note payable, originally due in April 1997, including interest at 10%, collateralized by land, building and assignment of rents, was
  converted in 1997 into 200,000 common shares                                          --             200,000

Note payable, due in monthly installments of $25,000, including interest of 8.25% per annum through June 1997, collateralized by
  accounts receivable                                                                   --             161,074

Note payable, due in monthly installments of $858, including interest at 10% with the unpaid balance due August 2000, secured by
  equipment                                                                         24,022                  --



                             NATIONAL QUALITY CARE, INC.
                                    AND SUBSIDIARY

                Notes to Consolidated Financial Statements, Continued




                                                                                   1997                 1996
                                                                               -------------       --------------
Capitalized lease obligations, due in aggregate monthly installments of
  $3,488, including interest at 12%, due December 2001,
  collateralized by equipment                                                  $   149,399                  --

Other                                                                                   --               3,932
                                                                               -------------       --------------
                                                                                 1,933,677           2,185,219

Less current portion                                                                63,483             380,414
                                                                               -------------       --------------

  Long-term debt, net of current portion                                       $ 1,870,194           1,804,805
                                                                               -------------       --------------
                                                                               -------------       --------------





     The following is a schedule by years of future maturities of long-term debt:
                    Year ending December 31:
                         1998                          $    63,483
                         1999                               74,965
                         2000                               73,619
                         2001                               68,595
                         2002                               68,973
                         Thereafter                      1,584,042
                                                       ------------
                              Total                    $ 1,933,677
                                                       ------------
                                                       ------------



(5)  STOCK-BASED COMPENSATION

     The Company has granted options and warrants to acquire stock under two plans and various other grants made directly to certain parties for incentive compensation and as compensation for services rendered or to be rendered. As of December 31, 1997, an aggregate of approximately 2,993,000 shares of stock have been authorized for issuance under these arrangements and substantially all instruments authorized have been issued. The vesting requirements and the term of the options vary widely based on the specific plan or grant. Stock options granted to date expire between two and six years after the original date of grant and vest at date of grant, with the exception of 500,000 warrants, which are exercisable after the Company reaches certain performance measures.

     In addition, 4,210,644 shares of common stock, at an exercise price of $3.50 per share, may be issued to certain parties in the event the Company meets certain financial conditions based on the results of operations of the Company during the fiscal years ending from December 31, 1998 to December 31, 2001. The 4,210,644 shares may be issued in the event that the annual pretax earnings from operations of the Company during any of the years ending December 31, 1998 to 2001 shall equal or exceed $2,000,000.

                             NATIONAL QUALITY CARE, INC.
                                    AND SUBSIDIARY

                Notes to Consolidated Financial Statements, Continued

     Activity in the Company's stock option and warrant arrangements was as follows (in thousands, except option price data):



                                                               1997                      1996
                                                       ------------------------   ------------------------

                                                                     WEIGHTED-                 WEIGHTED-
                                                                      AVERAGE                   AVERAGE
                                                       NUMBER OF      EXERCISE    NUMBER OF     EXERCISE
                                                         SHARES         PRICE       SHARES        PRICE
                                                       ----------   -----------   ----------  ------------
 Outstanding, beginning of year                           1,740       $  1.29           --        $  --

 Options granted                                            643           .61        2,885          .92
 Options exercised                                       (1,540)          .37       (1,145)         .39
                                                       ----------   -----------   ----------  ------------

 Outstanding, end of year                                   843          2.45        1,740         1.29
                                                       ----------   -----------   ----------  ------------
                                                       ----------   -----------   ----------  ------------

 Exercisable, end of year                                   343           .90        1,240          .40
                                                       ----------   -----------   ----------  ------------
                                                       ----------   -----------   ----------  ------------




     The weighted average fair value of options granted during 1997 and 1996 was $.23 and $.63, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% in 1997 and 1996, expected volatility of 160% for 1997 and 140% for 1996, risk-free interest rate of 7% in 1997 and 1996, and expected life of 1.7 years for 1997 and 2.65 years for 1996 grants.

     The following table summarizes stock-based compensation outstanding at December 31, 1997 (shares in thousands):



                                             OUTSTANDING                                    EXERCISABLE
                        ------------------------------------------------------    -------------------------------
                                                  AVERAGE          WEIGHTED-                           WEIGHTED-
     RANGE OF                  NUMBER            REMAINING         AVERAGE             NUMBER          AVERAGE
  EXERCISE PRICES           OUTSTANDING AT    CONTRACTUAL LIFE     EXERCISE        EXERCISABLE AT      EXERCISE
                              12/31/97                               PRICE            12/31/97          PRICE
--------------------    ------------------   -----------------   -------------    ----------------    -----------
    $.18 to $1.00               293              3.4 years        $   .76               293            $   .76
    $1.75 to $3.50              550              4.6 years           3.34                50               1.75
                        ------------------                                        ----------------
                                843                                                     343
                        ------------------                                        ----------------
                        ------------------                                        ----------------





     The Company acquired services from nonemployees by granting stock-based compensation and recognized compensation expense based on the fair value of services rendered of $365,622 and $939,853 in 1997 and 1996, respectively. Had compensation expense for the Company's employee stock-based compensation plans been recognized based upon the fair value of the awards granted, as prescribed under SFAS No. 123, the Company's pro forma net loss would have been approximately $(744,000) or $(.15) for basic and diluted loss per share in 1996. The Company has excluded from the 1996 pro forma loss and from the 1997 compensation expense the fair value of the 500,000 unvested warrants since management believes that it is unlikely the Company will meet the performance measures required to make these warrants exercisable. No additional compensation expense would be recorded in 1997 under SFAS 123, since all the stock-based compensation granted during the year is already reflected in the net loss. The pro forma effects are not indicative of future amounts. The Company expects to grant additional awards in future years.

                             NATIONAL QUALITY CARE, INC.
                                    AND SUBSIDIARY

                Notes to Consolidated Financial Statements, Continued

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The assumptions for expected life and volatility that are required by the model are highly subjective. The Company does not believe the pro forma results of operations are representational of the fair value of stock-based compensation.

(6)  COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     The Company has operating lease agreements for its new dialysis unit and for certain equipment. In addition to the specified rent, the property lease provides for the payment of certain building operating expenses over base year amounts. Minimum annual rental commitments under all leases are as follows:


                                   Year Ending December 31:
                                        1998                     $    289,870
                                        1999                          289,870
                                        2000                          262,822
                                        2001                          208,726
                                        2002                          208,726
                                        THEREAFTER                    643,150
                                                                 ------------

                                             Total               $  1,903,164
                                                                 ------------
                                                                 ------------



     RENT EXPENSE WAS $160,561 AND $81,139 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996, RESPECTIVELY.

     LEASE AND SUBLEASE AGREEMENTS

     During 1996, the Company purchased land and building of approximately $2,195,000 by issuing notes payable of $2,055,000 and the balance in cash. The property was assigned under a 30-year master lease to a third party who subleases the building and is responsible for paying expenses and servicing the debt associated with the property. The master lease provides minimum rental income of $22,642 per month through 1999. The third party receives $1,000 per year from the Company as compensation, payable in arrears. Rental income exceeding the expenses is held as a reserve deposit, while the Company is responsible for any shortfall. The Company recognizes the rental income and expenses.

     The carrying value of the building of the land and building was $2,123,000 and $2,167,000 at December 31, 1997 and 1996, respectively. Depreciation expense of $44,524 and $27,890 was included in rent and other expenses at December 31, 1997 and 1996, respectively. The net reserve deposit included in other assets was $11,894 and $12,366 at December 31, 1997 and 1996, respectively.

     EMPLOYMENT AGREEMENT

     The Company has employment agreements with certain officers that provide aggregate annual salaries of $345,000, which expire between February 1999 and December 2002.

                             NATIONAL QUALITY CARE, INC.
                                    AND SUBSIDIARY

                Notes to Consolidated Financial Statements, Continued

     LITIGATION

     In December 1997, a judgment for approximately $136,000 was rendered against the Company and two codefendants arising out of the original acquisition of the Company. On April 7, 1998, the Company settled the above litigation for $60,000 and has included the amount in other income (expense) in the consolidated statement of operations as of December 31, 1997 as it related to prior business activities.

     In November 1997, the Company settled litigation related to its sublease of one of its dialysis centers, which required that the Company enter into a new lease at substantially the same terms, but did not require additional payments.

(7)  INCOME TAXES

     Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate to pretax income from operations as a result of the following:






                                                                                            1997                1996
                                                                                   ------------------    ----------------
 Computed "expected" tax expense                                                  $       (25,200)           (240,100)
 Increase (reduction) in income taxes resulting from:
      Change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets allocated to income tax expense
                                                                                        1,400,000             280,000
      Adjustment to deferred tax assets for net operating losses not previously presented due to potential IRC Section 382 limitations
                                                                                       (1,356,000)                 --
      State and local income taxes, net of Federal income tax benefit                      (4,500)            (43,350)
      Other permanent differences                                                           4,000               5,000
      Other, net                                                                          (16,700)                850
                                                                                   ------------------    ----------------

                                                                                    $       1,600               2,400
                                                                                   ------------------    ----------------
                                                                                   ------------------    ----------------



                             NATIONAL QUALITY CARE, INC.
                                    AND SUBSIDIARY
                Notes to Consolidated Financial Statements, Continued


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below


                                                   1997               1996
                                             ---------------     --------------
 Deferred tax assets:
      Net operating loss carryforwards     $    1,560,000           248,000
      Start-up costs                               85,000                --
      Other                                        35,000            32,000
                                             ---------------     --------------

      Total gross deferred tax assets           1,680,000           280,000

      Less valuation allowance                 (1,680,000)         (280,000)
                                             ---------------     --------------

      Net deferred tax assets              $           --                --
                                             ---------------     --------------
                                             ---------------     --------------


     At December 31, 1997, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.

     At December 31, 1997, the Company has net operating loss carryforwards for Federal and state income tax purposes of $4,200,000 and $1,700,000, respectively, which for Federal purposes are available to offset future Federal taxable income, if any, through 2013. The Federal and state net operating loss carryforwards include $3,700,000 and $1,500,000, respectively, of losses, which are limited by IRC Section 382, however such limitations have not yet been determined.

(8)  EMPLOYEE PROFIT SHARING PLAN

     The Company has a 401(k) profit sharing plan (the Plan) that covers substantially all employees who meet the eligibility requirements of the Plan. Contributions to the Plan are made at the discretion of management and were $2,960 and $453 for 1997 and 1996, respectively.

(9)  INSURANCE COVERAGE

     The Company has workers' compensation and professional liability coverage under a policy by a commercial insurance carrier. Coverage is available on a claims-made basis for workers' compensation up to $1,000,000 per occurrence and in the aggregate and for professional liability up to $1,000,000 per occurrence and $3,000,000 in the aggregate on an annual basis.

(10) EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (EPS) (SFAS No. 128). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported primary earnings per share. All earnings per share amounts for all periods have been restated to conform to SFAS No. 128 requirements.

                             NATIONAL QUALITY CARE, INC.
                                    AND SUBSIDIARY
                Notes to Consolidated Financial Statements, Continued

     Weighted average shares outstanding for both basic and diluted loss per share during 1997 and 1996 were 8,867,000 and 5,060,000, respectively. The Company has not included the dilutive effect of assumed conversions and exercises of stock options and warrants since the effect of such an inclusion would be antidilutive due to the Company's net loss in 1997 and 1996.

     Had the Company included the dilutive effect of assumed conversions and exercises of stock options and warrants on the weighted average shares outstanding, approximately 608,000 and 620,000 shares would have been included in 1997 and 1996, respectively. Excluded from these totals were warrants to purchase 500,000 shares of common stock at $3.50 per share that were issued on May 11, 1996 and options to purchase 50,000 shares of common stock at $1.75 that were granted on May 12, 1996. These options and warrants were not included in the computation because their exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

     Subsequent to December 31, 1997, the Company issued to non-employees approximately 581,000 of stock options and warrants to purchase approximately 581,000 shares of common stock at prices ranging from $.40 to $1.53. Of the stock options and warrants issued, approximately 244,000 are excercisable of which approximately 108,000 were exercised subsequent to December 31, 1997.

(11) SUBSEQUENT EVENT

     In December 1997, the Company entered into an asset purchase agreement, whereby the Company agreed to purchase substantially all the assets other than land and building of an organization engaged in a similar line of business. As consideration for the asset purchase, the Company will pay $875,000 in cash and assume liabilities of $375,000. It is the intent of the selling organization to retain the rights to the land and building and lease such facilities to the Company. The expected closing date is April 1998.