Form 10QSB
period 1998-03-31
NATIONAL QUALITY CARE INC
filed 1998-05-15
CIK 872544

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549

                                    Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                        For the Quarter Ended March 31, 1998

                           Commission file number 0-19031



                            National Quality Care, Inc.
                             (EXACT NAME OF REGISTRANT)


                Delaware                                    84-1215959
         (State of Incorporation)                      (IRS Employer ID No.)

1835 South La Cienega Boulevard, Suite 235
        Los Angeles, CA                                        90035
  (Address of Principal Executive Offices)                   (Zip Code)

                                  (310)  280-2758
                                 (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               YES  _X_       NO ___

                  The number of shares of common stock outstanding
                          as of May 6, 1998 is 9,788,523.

                            National Quality Care, Inc.

                                 Table of Contents


                                                                          Page

Part I.  Financial Information                                               3

         Item 1.    Financial Statements

                    Consolidated Balance Sheets as of
                    March 31, 1998 and December 31, 1997                     4

                    Consolidated Statements of Operations
                    for the Three Months Ended March 31, 1998
                    and 1997                                                 5

                    Consolidated Statements of Stockholders'
                    Equity for the Three Months Ended March 31, 1998         6

                    Consolidated Statements of Cash Flows for the
                    Three Months Ended March 31, 1998 and 1997               7

                    Notes to Financial Statements                            8

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           10

Part II. Other Information

         Item 6.    Exhibits and Reports on Form 8-K                        14

Signatures                                                                  15

                           PART 1 - FINANCIAL INFORMATION



Item 1.   FINANCIAL STATEMENTS

                                   NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                                  CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------

                                  ASSETS (NOTE 5)


                                                             March 31,        December 31,
                                                                  1998               1997
                                                           -------------       -------------
Current assets
  Cash and cash equivalents                              $         ---       $      39,220
  Accounts receivable, net of allowances for
    doubtful accounts of $75,000                               422,147             340,497
  Note receivable-related parties                              641,790                 ---
  Supplies inventory                                            67,869              46,723
  Other current assets                                          51,406              30,537
                                                         -------------       -------------

    Total current assets                                     1,183,212             456,977

Property and equipment, net (note 2)                         2,547,240           2,561,510
Note receivable - related parties                                  ---             641,790
Deposits and other long-term assets                             53,165              54,231
                                                         -------------       -------------
    Total assets                                         $   3,783,617         $ 3,714,508
                                                         -------------       -------------
                                                         -------------       -------------

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Book overdraft                                                16,152                 ---
  Accounts payable                                             703,508             595,380
  Accrued expenses                                             177,084             192,718
  Current portion of long-term debt (note 3)                    64,472              63,483
                                                         -------------       -------------
    Total current liabilities                                  961,216             851,581

Long-term debt, net of current portion (note 3)              1,844,452           1,870,194
                                                         -------------       -------------
    Total liabilities                                        2,805,668           2,721,775

Stockholders' equity
  Preferred stock, $.01 par value: 5,000,000 shares
    authorized, no shares issued and outstanding                   ---                 ---
  Common stock, $.01 par value: 50,000,000 shares
    authorized, 9,680,710 and 9,555,710 shares
    issued and outstanding                                      96,806              95,556
  Additional paid-in capital                                 2,125,144           2,086,394
  Notes receivable from stockholder                           (118,922)           (116,622)
  Accumulated deficit                                       (1,125,079)         (1,072,595)
                                                         -------------       -------------
  Commitments and contingencies (note 4)

    Total stockholders' equity                                 977,949             992,733
                                                         -------------       -------------
    Total liabilities and stockholder's equity           $   3,783,617       $   3,714,508
                                                         -------------       -------------
                                                         -------------       -------------




     The accompanying notes are an integral part of these financial statements

                                     NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                           FOR THE THREE MONTHS ENDED MARCH 31,
-------------------------------------------------------------------------------

                                                            1998             1997
                                                   -------------    -------------
Income
  Medical service income                           $     792,577    $     848,596
  Rental income                                           67,925           67,925
                                                   -------------    -------------
    Total income                                         860,502          916,521
                                                   -------------    -------------

Operating expenses
  Cost of medical services                               547,487          493,930
  Selling, general, and administrative                   287,780          249,795
  Depreciation and amortization                           22,140            9,761
  Rent and other                                          11,156           11,156
                                                   -------------    -------------
    Total operating expenses                             868,563          764,642
                                                   -------------    -------------
Income (loss) from operations                             (8,061)         151,879

Other income (expense)
  Interest expense                                       (48,432)         (49,427)
  Interest income                                          2,300            3,090
  Other income (expense) (note 4)                          1,709          (28,064)
                                                   -------------    -------------
    Total other expense                                  (44,423)         (74,401)
                                                   -------------    -------------
Income (loss) before provision for income taxes          (52,484)          77,478

Provision for income taxes                                   ---              800
                                                   -------------    -------------

Net income (loss)                                  $     (52,484)   $      76,678
                                                   -------------    -------------
                                                   -------------    -------------

Basic and diluted income (loss) per share          $       (0.00)   $        0.01
                                                   -------------    -------------
                                                   -------------    -------------

Weighted average shares outstanding                    9,661,415        7,999,049
                                                   -------------    -------------
                                                   -------------    -------------

     The accompanying notes are an integral part of these financial statements.

                                     NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      FOR THE THREE MONTHS ENDED MARCH 31, 1998
-------------------------------------------------------------------------------


                                                Common Stock       Additional   Receivable   Accumulated     Total
                                             Shares       Amount    Paid-In        From        Deficit
                                                                    Capital    Stockholder
                                         -----------------------  -----------  ------------  ------------   ---------

Balance, December 31, 1997               9,555,710    $   95,556  $ 2,086,394    $ (116,622)  $(1,072,595)    992,733

Options issued and exercised
    For services rendered                  125,000         1,250       38,750                                  40,000

Increase in receivable from
  stockholder (interest)                                                             (2,300)                   (2,300)

Net loss                                                                                          (52,484)    (52,484)
                                         -----------------------  -----------  ------------  ------------   ---------
Balance, March 31, 1998                  9,680,710    $   96,806  $ 2,125,144    $ (118,922)  $(1,125,079)  $ 977,949
                                         -----------------------  -----------  ------------  ------------   ---------
                                         -----------------------  -----------  ------------  ------------   ---------




      The accompanying notes are an integral part of these financial statements.

                                      NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE THREE MONTHS ENDED MARCH 31,
-------------------------------------------------------------------------------


                                                                       1998           1997
                                                                 ----------     ----------

Cash flows from operating activities
  Net income (loss)                                              $  (52,484)    $   76,678
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
       Depreciation and amortization                                 32,796         22,483
       Issuance of common stock and stock options for services       40,000            ---
    (Increase) decrease in
       Accounts receivable                                          (81,650)        59,413
       Supplies inventory                                           (21,146)            25
       Other current assets                                         (20,869)       (17,700)
    Increase (decrease) in
       Accounts payable                                             108,128        (69,003)
       Accrued expenses                                             (15,634)        13,965
       Book overdraft                                                16,152            ---
                                                                 ----------     ----------
       Net cash provided by operating activities                      5,293         85,861
                                                                 ----------     ----------

Cash flows from investing activities
  Increase in receivable from stockholder (interest)                 (2,300)        (2,262)
  Purchase of building and equipment                                (17,460)       (20,001)
                                                                 ----------     ----------
    Net cash used in investing activities                           (19,760)       (22,263)

Cash flows from financing activities
  Repayments of capital lease obligations                            (8,019)           ---
  Repayment of long-term debt                                       (16,734)      (109,401)
  Proceeds from exercise of stock options                               ---          4,140
                                                                 ----------     ----------
    Net cash used in financing activities                           (24,753)      (105,261)
                                                                 ----------     ----------
       Net decrease in cash during period                           (39,220)       (41,663)
                                                                 ----------     ----------
Cash and equivalents, beginning of period                            39,220        121,812
                                                                 ----------     ----------
Cash and equivalents, end of period                              $      ---     $   80,149
                                                                 ----------     ----------
                                                                 ----------     ----------

   The accompanying notes are an integral part of these financial statements.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS NATIONAL QUALITY CARE
                              March 31, 1998

(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

(2)  PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 1998 consist of the following:

         Land                                         $   855,897
         Building                                       1,338,710
         Medical equipment                                503,795
         Leasehold improvement                            158,372
         Office furniture and equipment                    58,228
                                                      -----------
                                                        2,915,002
         Less accumulated depreciation and
           amortization                                   367,762
                                                      -----------
           Total                                      $ 2,547,240
                                                      -----------
                                                      -----------

(3)  NOTES PAYABLE

Notes payable and long term debt at March 31, 1998 consist of the following:

       Notes payable in  monthly installments of $20,293,
         including interest at prime plus 2% (10.25% at
         March 31, 1998) per annum, through May 2006,
         collateralized by land, building and equipment
         and assignment of $2,000,000 in life insurance of,
         and guaranteed by, two majority stockholders              $ 1,743,523

       Note payable, due in monthly installments of $858,
         including interest at 10% with the unpaid balance
         due August 2000, secured by equipment                          22,030

       Capital lease obligations, due in aggregate monthly
         installments of $3,488, including interest at 12%,
         due December 2001, collateralized by equipment           $    143,371
                                                                  ------------
                                                                     1,908,924

       Less current portion                                             64,472
                                                                  ------------
         Long-term portion                                         $ 1,844,452
                                                                  ------------
                                                                  ------------


(4)  COMMITMENTS AND CONTINGENCIES

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

The carrying value of the land and building was $2,111,037 and $2,123,000 March 31, 1998 and December 31, 1997, respectively. Depreciation expense of $11,156 was included in rent and other expenses at March 31, 1998 and 1997. The net reserve deposit included in other assets was $16,585 and $11,894 at March 31, 1998 and December 31, 1997, respectively.

ASSET PURCHASE AGREEMENT

In December 1997, the Company entered into an asset purchase agreement, whereby the Company agreed to purchase substantially all the assets other than land and building of an organization engaged in a similar line of business. As consideration for the asset purchase, the Company will pay $875,000 in cash and assume liabilities of $375,000. It is the intent of the selling organization to retain the rights to the land and the building and lease such facilities to the
Company.   The expected closing date is May 1998.

(5)  EARNINGS PER SHARE

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

Weighted average shares outstanding for both basic and diluted income (loss) per share for the three months ended March 31, 1998 and March 31, 1997 were 9,661,000 and 7,999,000, respectively. The Company has not included the dilutive effect of assumed conversions and exercises of stock options and warrants for March 31, 1998 since the effect of such an inclusion would be antidilutive due to the Company's net loss in 1998.

Had the Company included the dilutive effect of assumed conversions and exercises of stock options and warrants on the weighted average shares outstanding, approximately 67,000 and 193,000 shares would have been included in 1998 and 1997, respectively. Excluded from these totals were warrants to purchase 500,000 shares of common stock at $1.75 that were granted on May 12, 1996. These options and warrants were not included in the computation because their exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

(6)  RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board recently issued SFAS No. 130, "Reporting Comprehensive Income," which is required to be adopted for financial statements issued for periods beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive but excluded from net income (such as extraordinary and non-recurring gains and losses). SFAS No. 130 requires that items of comprehensive income be classified separately in the financial statements. SFAS No. 130 also requires that the accumulated balance of comprehensive income items be reported separately from retained earnings and paid-in capital in the equity section of the balance sheet. The adoption of SFAS No. 130 did not require additional reporting from that stated on the Company's financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW OF PRESENTATION. Since approximately May 1996, the focus of the Company's principal business operation has been to provide high-quality integrated dialysis services for patients suffering from End Stage Renal Disease ("ESRD").

     The Company conducts its business through its wholly-owned operating subsidiary, Los Angeles Community Dialysis, Inc. For purposes of clarity in this section, the term "Company" reflects the financial condition and results of operations of Los Angeles Community Dialysis, Inc. and the combined operations of the parent holding company and Los Angeles Community Dialysis, Inc.

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

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997. Total revenue for the three months ended March 31, 1998 decreased approximately 6% to $860,502 from $916,521 for the three months ended March 31, 1997. Medical service revenue for the three months ended March 31, 1998 decreased approximately 7% to $792,577 from $848,596 for the three months ended March 31, 1997. The decrease primarily resulted from an industry-wide decrease in pricing of inpatient dialysis services and a decrease in the number of inpatient treatments. The decrease in the number of inpatient treatments is not expected to continue.

     Total operating expenses during the three months ended March 31, 1998 increased 14% to $868,563 from $764,642 during the three months ended March 31, 1997. Total operating expenses include (i) Cost of medical services, (ii) Selling, general and administrative expenses, and (iii) Rental expense, as follows:

     Cost of medical services during the three months ended March 31, 1998 increased 11% to $547,487 from $493,930 during the three months ended March 31, 1997. This increase primarily resulted from the increase in prescribed usage of medical supplies utilized in the Company's business operations. Cost of medical services primarily consists of two (2) categories: (i) Medical services and supplies, and (ii) Outside services. Medical services and supplies for the three months ended March 31, 1998 increased approximately 20% to $454,627 from $380,043 for the three months ended March 31, 1997. The increase was primarily due to rising usage of medical supplies prescribed due to increased outpatient volume, the leasing of replacement equipment in the Company's dialysis facilities and the depreciation of new equipment for a dialysis facility opened by the Company in September 1997, which has not reached a patient count sufficient to generate profitable operations. Outside services for the three months ended March 31, 1998 decreased approximately 26% to $77,672 from $105,534 for the three months ended March 31, 1997. The decrease was directly attributable to the decreased volume of inpatient services. This decrease in volume is not expected to continue due to the addition of hospitals as well as health factors of the patient base.

     Selling, general and administrative expenses during the three months ended March 31, 1998 increased to $287,780 from $249,795 during the three months ,ended March 31, 1997. This increase primarily related to ongoing legal and accounting and consulting fees related to the development of the Company's business plan and acquisition strategy.

     Other expenses decreased during the three months ended March 31, 1998 to $44,423 from $74,401 during the three months ended March 31, 1997. This decrease in expenses between the respective periods resulted primarily from:
(i) certain non-recurring expenses of $42,750 in 1997 related to the Company's prior business operations.

     As a result of the foregoing, the Company experienced a net loss of $52,484 during the three months ended March 31, 1998, as compared to net income of $76,678 during the three months ended March 31, 1997. The Company experienced a loss from operations during the three months ended March 31, 1998 of $8,061 compared to income from operations of $151,879 during the three months ended March 31, 1997. Management believes that this loss from operations primarily resulted from the decline in inpatient services and slight compression in profit margin for inpatient services, partially offset by increased revenues from the freestanding dialysis units. Management believes that the decline in inpatient services is temporary.

     As of December 31, 1997, the Company had net operating loss carryforwards totaling approximately $4,200,000 and $1,700,000 for federal and state income tax purposes, respectively. Utilization of the Company's net operating loss may be subject to limitations under certain circumstances.

     LIQUIDITY AND CAPITAL RESOURCES. At March 31, 1998, the ratio of current assets to current liabilities was 1.23 to 1.00 compared to .54 at December 31, 1997. The change was due to the maturity of the net note receivable of $642,000 in February 1999. Inventory consists of medical supplies and medications.

     The Company has historically financed its operations through the use of working capital and loans to the Company. The Company's cash flow needs for the three months ended March 31, 1998 were primarily provided from operations and existing cash. The Company had working capital of approximately $222,000 at March 31, 1998. A net note receivable of $642,000 on the Company's financial statements was re-classified as a long-term asset due to its maturity in February 1999. The working capital deficit at March 31, 1997 was approximately $395,000.

     Cash and cash equivalents were zero as of March 31, 1998, as compared to $39,220 as of December 31, 1997. This decrease was primarily attributable to the expenditure of funds in connection with the new dialysis facility, which was opened in September 1997. The Company is currently in discussion with various financial intermediaries in order to raise debt and equity.

     As of March 31, 1998, the Company had long-term borrowings in the aggregate amount of $1,908,924, the current portion of which was $64,472. As of December 31, 1997, the Company had aggregate long-term borrowings of $1,933,677.

     The Company has a note receivable including accrued interest in the amount of $124,151 from Medipace Medical Group, Inc., an affiliate of two of the Company's four (4) directors and largest stockholders, bearing interest at the rate of 8% PER ANNUM.

     During 1996, the Company sold certain assets for no gain or loss to former affiliates for $71,219 of cash, net of encumbrances paid on those assets of $78,781 and promissory notes totaling $865,202 that bore 8% interest and were due September 1996. The notes were collateralized by approximately 648,000 shares of the Company's common stock and were in default at December 31, 1996. Subsequently, the notes were assumed by a third party, who purchased, from the affiliate, approximately 630,000 of the common shares. The third party executed an additional $135,000 non-interest bearing note to the Company, which is fully reserved. Both notes are due February 1999 and are secured by the common shares. During 1997, 60,000 common shares were sold and the proceeds were applied to reduce principal and accrued interest by $3,412 and $73,388, respectively. The Company has provided for a valuation allowance of $220,000 on the $861,790 note to reserve for the difference between the approximate fair value of the collateral and the book value of the note.

     The Company's cash flow needs for the three months ended March 31, 1998 were provided from operations. Management believes that, as of March 31, 1998, and for the foreseeable future, the Company will be able to finance costs of current levels of operations from cash flow generated from operations.


     The Company's current business plan includes a strategy to expand as a provider of dialysis services through the development of new dialysis facilities and the acquisition of additional facilities and other strategically related health care services in selected markets. The market for such acquisition prospects is highly competitive and management expects that certain potential acquirers will have significantly greater capital than the Company. The Company currently experiences negative operations. Management believes this situation is temporary and expects to continue expansion of the Company and to achieve profitable operations in the future, however, there can be no assurances to that effect. The Company experienced an unusually low number of treatments, however,
the Company expects normal activity for the year.   In order to finance
expansion plans, the Company will require financing from external sources. The Company does not have any commitment for such financing and there can be no assurances that the Company will be able to obtain any such financing on terms favorable to the Company or at all. In the event the Company cannot obtain such additional financing, the Company may be unable to achieve its proposed expansion strategy.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

     The Financial Accounting Standards Board recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is required to be adopted for financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 is not required to be applied to interim financial statements in the initial year of application. This statement requires that financial and descriptive information about operating segments be reported. Generally, financial information will be required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The adoption of SFAS No. 131 did not have any effect on the Company's financial position or results of operations.

                            PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  REPORTS ON FORM 8-K

     The Company filed no report on a Form 8-K during the Quarterly Period ended March 31, 1998.

     (b)  Exhibit

     27.  Financial Data Schedule

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the dates indicated.


Dated:  May 6, 1998                     NATIONAL QUALITY CARE, INC.



                                        By:  /s/  Ron Berkowitz
                                             -----------------------
                                             Ron Berkowitz
                                             Chief Financial Officer