Form 10-Q
period 1998-06-30
NATIONAL QUALITY CARE INC
filed 1998-08-14
CIK 872544

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

/ /      TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934



                       For the Quarter Ended June 30, 1998

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

                                  YES  X   NO
                                     ------   ------

                      The number of shares of common stock
                 outstanding as of August 12, 1998 is 9,814,878.

                           National Quality Care, Inc.

                                Table of Contents


                                                                             PAGE
                                                                             ----
Part I.      Financial Information                                               3

             Item 1.     Financial Statements

                         Consolidated Balance Sheets as of
                         June 30, 1998 and December 31, 1997                     4

                         Consolidated Statements of Operations
                         for the Three Months Ended June 30, 1998
                         and 1997                                                5

                         Consolidated Statements of Operations
                         for the Six Months Ended June 30, 1998
                         and 1997                                                6

                         Consolidated Statements of Stockholders'
                         Equity for the Six Months Ended June 30, 1998           7

                         Consolidated Statements of Cash Flows for the
                         Six Months Ended June 30, 1998 and 1997                 8

                         Notes to Consolidated Financial Statements              9

             Item 2.     Management's Discussion and Analysis of
                         Financial Condition and Results of Operations          12

Part II.     Other Information

             Item 6.     Exhibits and Reports on Form 8-K                       16

Signatures                                                                      17

                                       2

                         PART 1 - FINANCIAL INFORMATION



Item 1.      FINANCIAL STATEMENTS

                                      NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                 ASSETS (NOTE 5)

                                                                    June 30,        December 31,
                                                                      1998             1997
                                                                   -------------- ---------------
Current assets
     Cash and cash equivalents                                      $    41,184     $    39,220
     Accounts receivable, net of allowances for
         doubtful accounts of $75,000                                   488,992         340,497
     Note receivable-related parties (note 2)                           641,790           -----
     Supplies inventory                                                  64,564          46,723
     Other current assets                                                72,617          30,537
                                                                   -------------- ---------------
         Total current assets                                         1,309,147         456,977

Property and equipment, net (note 2)                                  2,520,604       2,561,510
Note receivable - related parties                                         -----         641,790
Deposits and other long-term assets                                      51,145          54,231
                                                                   -------------- ---------------
         Total assets                                               $ 3,880,896     $ 3,714,508
                                                                   -------------- ---------------
                                                                   -------------- ---------------
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                   765,099         595,380
     Accrued expenses                                                   188,683         192,718
     Note payable (note 3)                                               45,000           -----
     Current portion of long-term debt (note 4)                          85,465          63,483
                                                                   -------------- ---------------
         Total current liabilities                                    1,084,247         851,581

Long-term debt, net of current portion (note 4)                       1,903,026       1,870,194
                                                                   -------------- ---------------
         Total liabilities                                            2,987,273       2,721,775

Stockholders' equity
     Preferred stock, $.01 par value: 5,000,000 shares
         authorized, no shares issued and outstanding                     -----           -----
     Common stock, $.01 par value: 50,000,000 shares
         authorized, 9,814,878 and 9,555,710 shares
         issued and outstanding                                          98,148          95,556
     Additional paid-in capital                                       2,163,406       2,086,394
     Notes receivable from stockholder                                 (121,310)       (116,622)
     Accumulated deficit                                             (1,246,621)     (1,072,595)
                                                                   -------------- ---------------
         Total stockholders' equity                                     893,623         992,733
                                                                   -------------- ---------------
     Commitments and contingencies (note 4)

         Total liabilities and stockholder's equity                 $ 3,880,896     $ 3,714,508
                                                                   -------------- ---------------
                                                                   -------------- ---------------

    The accompanying notes are an integral part of these financial statements

                                      NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                             FOR THE THREE MONTHS ENDED JUNE 30,
--------------------------------------------------------------------------------

                                                       1998          1997
                                                  -------------  --------------
Income
     Medical service income                         $   898,609   $   786,778
     Rental income                                       67,925        67,925
                                                  -------------  --------------

         Total income                                   966,534       854,703
                                                  -------------  --------------
Operating expenses
     Cost of medical services                           663,148       492,185
     Selling, general, and administrative               337,929       256,322
     Depreciation and amortization                       17,040        16,120
     Rent and other                                      21,860        22,042
                                                  -------------  --------------
         Total operating expenses                     1,039,977       786,669
                                                  -------------  --------------
Income (loss) from operations                           (73,443)       68,034

Other income (expense)
     Interest expense                                   (54,606)      (57,191)
     Interest income                                      2,388        37,046
     Other income (expense)                               5,719          (199)
                                                  -------------  --------------
         Total other expense                            (46,499)      (20,344)
                                                  -------------  --------------
Income (loss) before provision for income taxes        (119,942)       47,690

Provision for income taxes                                1,600         1,600
                                                  -------------  --------------
Net income (loss)                                   $  (121,542)  $    46,090
                                                  -------------  --------------
                                                  -------------  --------------
Basic and diluted income (loss) per share           $     (0.01)  $      0.01
                                                  -------------  --------------
                                                  -------------  --------------
Weighted average shares outstanding                   9,773,668     8,651,419
                                                  -------------  --------------
                                                  -------------  --------------

   The accompanying notes are an integral part of these financial statements.

                                      NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                               FOR THE SIX MONTHS ENDED JUNE 30,
--------------------------------------------------------------------------------

                                                       1998            1997
                                                   -------------  --------------
Income
     Medical service income                          $ 1,691,186   $ 1,635,374
     Rental income                                       135,850       135,850
                                                   -------------  --------------
         Total income                                  1,827,036     1,771,224
                                                   -------------  --------------
Operating expenses
     Cost of medical services                          1,210,635       986,115
     Selling, general, and administrative                625,709       505,352
     Depreciation and amortization                        39,180        27,446
     Rent and other                                       33,016        33,198
                                                   -------------  --------------
         Total operating expenses                      1,908,540     1,552,111
                                                   -------------  --------------
Income (loss) from operations                            (81,504)      219,113

Other income (expense)
     Interest expense                                   (103,038)     (106,619)
     Interest income                                       4,688        40,136
     Other income (expense)                                7,428       (28,263)
                                                   -------------  --------------
         Total other expense                             (90,922)      (94,746)
                                                   -------------  --------------
Income (loss) before provision for income taxes         (172,426)      124,367

Provision for income taxes                                 1,600         1,600
                                                   -------------  --------------
Net income (loss)                                    $  (174,026)  $   122,767
                                                   -------------  --------------
                                                   -------------  --------------
Basic and diluted income (loss) per share            $     (0.02)  $      0.01
                                                   -------------  --------------
                                                   -------------  --------------
Weighted average shares outstanding                    9,683,661     8,327,036
                                                   -------------  --------------
                                                   -------------  --------------

   The accompanying notes are an integral part of these financial statements.

                                      NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                          FOR THE SIX MONTHS ENDED JUNE 30, 1998
--------------------------------------------------------------------------------

                                            Common Stock            Additional    Receivable         Accumulated        Total
                                      Shares            Amount        Paid-In        From              Deficit
                                                                      Capital     Stockholder
                                     ---------      -----------    ------------   -------------    -------------       ----------
Balance, December 31, 1997           9,555,710       $   95,556     $ 2,086,394   $  (116,622)      $ (1,072,595)        992,733


Options exercised
         For services rendered         196,668            1,967          62,512                                           64,479
         For cash                       62,500              625          14,500                                           15,125

Increase in receivable from
 stockholder (interest)                                                                (4,688)                            (4,688)

Net loss                                                                                                (174,026)       (174,026)
                                     ---------      -----------    ------------   -------------    -------------       ----------
Balance, June 30, 1998               9,814,878      $    98,148     $ 2,163,406    $ (121,310)     $  (1,246,621)      $ 893,623
                                     ---------      -----------    ------------   -------------    -------------       ----------
                                     ---------      -----------    ------------   -------------    -------------       ----------

    The accompanying notes are an integral part of these financial statements.

                                      NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               FOR THE SIX MONTHS ENDED JUNE 30,
--------------------------------------------------------------------------------

                                                                              1998          1997
                                                                       --------------- -------------
Cash flows from operating activities
     Net income (loss)                                                 $    (174,026)   $  122,767
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities
              Depreciation and amortization                                   61,492        49,759
              Issuance of common stock and stock options for services         64,479       179,922
         (Increase) decrease in
              Accounts receivable                                           (148,494)       74,054
              Supplies inventory                                             (17,841)           25
              Other current assets                                           (42,080)      (36,209)
         Increase (decrease) in
              Accounts payable                                               169,719        75,518
              Accrued expenses                                                (4,036)     (135,942)
                                                                       --------------- -------------
              Net cash (used) provided by operating activities               (90,787)      329,894
                                                                       --------------- -------------
Cash flows from investing activities
     Increase in deposits                                                        (40)       (1,300)
     Increase in receivable from stockholder (interest)                       (4,688)       (4,549)
     Purchase of building and equipment                                      (17,460)     (319,404)
                                                                       --------------- -------------
         Net cash used in investing activities                               (22,188)     (325,253)

Cash flows from financing activities
     Repayments of capital lease obligations                                 (16,300)       (3,798)
     Repayment of debt                                                       (28,886)     (188,462)
     Proceeds from debt                                                      145,000       198,051
     Proceeds from exercise of stock options                                  15,125         4,140
                                                                       --------------- -------------
         Net cash provided by financing activities                           114,939         9,931
                                                                       --------------- -------------
              Net increase in cash during period                               1,964        14,572
                                                                       --------------- -------------
Cash and equivalents, beginning of period                                     39,220       121,812
                                                                       --------------- -------------
Cash and equivalents, end of period                                     $     41,184    $  136,384
                                                                       --------------- -------------
                                                                       --------------- -------------

   The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS NATIONAL QUALITY CARE
                           June 30, 1998

(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

(2)  PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 1998 consist of the following:

     Land                                   $    855,897
     Building                                  1,338,710
     Medical equipment                           503,795
     Leasehold improvement                       158,372
     Office furniture and equipment               58,228
                                           -------------
                                               2,915,002
     Less accumulated depreciation and
       amortization                              394,398
                                           -------------
       Total                                 $ 2,520,604
                                           -------------
                                           -------------

(3)  NOTE PAYABLE

During the quarter ended June 30, 1998, the Company secured a note payable as follows:

      Revolving line of credit is secured by accounts receivable and  personal guarantees by the Company's stockholders. The note is payable in interest only at 1.50% over the bank's index rate (10.0% at
        June 30, 1998). Principal is due on April 30, 1999.                        45,000

(4)  LONG-TERM DEBT

Long-term debt at June 30, 1998 consists of the following:

      Notes payable in monthly installments of $20,293, including interest at prime plus 2% (10.25% at June 30, 1998) per annum, through May 2006, collateralized by land, building and
        equipment and assignment of $2,000,000 in life insurance of,
        and guaranteed by, two majority stockholders                          $ 1,734,704

      Note payable, due in monthly installments of $858,
        including interest at 10% with the unpaid balance
        due August 2000, secured by equipment                                      19,989

      During the quarter ended June 30, 1998, the Company secured an
        Installment loan of $100,000, which is secured by accounts receivable and personal guarantees by the Company's stockholders.
        The note is payable in monthly principal payments of $1,667 plus interest at 1.50% over the bank's index rate (10.00% at June 30,
        1998).  Final installment is due on April 30, 2003                         96,666

      Capital lease obligations, due in aggregate monthly
        installments of $3,488, including interest at 12%,
        due December 2001, collateralized by equipment                        $   137,132
                                                                              -----------
                                                                              $ 1,988,491

      Less current portion                                                         85,465
                                                                              -----------
         Long-term portion                                                    $ 1,903,026
                                                                              -----------
                                                                              -----------

(5)  COMMITMENTS AND CONTINGENCIES

ASSET PURCHASE AGREEMENT

In December 1997, the Company entered into an asset purchase agreement, whereby the Company agreed to purchase substantially all the assets other than land and building of an organization engaged in a similar line of business. As consideration for the asset purchase, the Company will pay $875,000 in cash and assume liabilities of $375,000. It is the intent of the selling organization to retain the rights to the land and the building and lease such facilities to the Company. The expected closing date is August 1998.

(6)  EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (EPS) (SFAS No.
128). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been restated to conform to SFAS No. 128 requirements.

Weighted average shares outstanding for both basic and diluted income (loss) per share for the three months ended June 30, 1998 and June 30, 1997 were 9,774,000 and 8,651,000, respectively. For the first six months of 1998 and 1997 the shares were 9,684,000 and 8,327,000, respectively. The Company has not included the effect of assumed conversions and exercises of stock options and warrants for June 30, 1998 and June 30, 1997 since the effect of such an inclusion would be antidilutive due to the Company's net loss in 1998, and would remain unchanged for 1997.

Had the Company included the dilutive effect of assumed conversions and exercises of stock options and warrants on the weighted average shares outstanding, approximately 225,000 and 70,000 shares would have been included for the three months ended June 30, 1998 and 1997, respectively. For the first six months of 1998 and 1997, the shares added would have been 483,000 and 315,000, respectively. Excluded from these totals were warrants to purchase 500,000 shares of common stock at $1.75 that were granted on May 12, 1996. These options and warrants were not included in the computation because their exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

(7)  RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board recently issued SFAS No. 130, "Reporting Comprehensive Income," which is required to be adopted for financial statements issued for periods beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive but excluded from net income. SFAS No. 130 requires that items of other comprehensive income be classified separately in the financial statements. SFAS No. 130 also requires that the accumulated balance of other comprehensive income items be reported separately from retained earnings and paid-in capital in the equity section of the balance sheet. The adoption of SFAS No. 130 did not require additional reporting from that stated on the Company's financial position or results of operations.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact SFAS No. 133 will have on its financial statements, if any.

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

         RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997. Total income for the three months ended June 30, 1998 increased approximately 13% to $966,534 from $854,703 for the three months ended June 30, 1997. For the first six months of 1998, total income increased approximately 3% to $1,827,036 from $1,771,224 for the first six months of 1997. Medical service revenue for the three months ended June 30, 1998 increased approximately 14% to $898,609 from $786,778 for the three months ended June 30, 1997. For the first six months of 1998 medical service revenue increased approximately 3% to $1,691,186 from $1,635,374 for the first six months of 1997. This increase primarily resulted from an increase in volume of hemodialysis offset by a decrease in the number of inpatient treatments.

         Total operating expenses during the three months ended June 30, 1998 increased 32% to $1,039,977 from $786,669 during the three months ended June 30, 1997. For the first six months of 1998, total operating expenses increased 23% to $1,908,540 from $1,552,111 for the first six months of 1997. Total operating expenses include (i) Cost of medical services, (ii) Selling, general and administrative expenses, and (iii) Rental expense, as follows:

         Cost of medical services during the three months ended June 30, 1998 increased 35% to $663,148 from $492,185 during the three months ended June 30, 1997. For the first six months of 1998, cost of medical services increased 23% to $1,210,635 from $986,115 for the first six months of 1997. Cost of medical services primarily consists of two (2) categories: (i) Medical services and supplies, and (ii) Outside services. Medical services and supplies for the three months ended June 30, 1998 increased approximately 21% to $467,971 from $385,807 for the three months ended June 30,

1997. For the first six months of 1998, Medical services and supplies increased 22% to $922,598 from $754,558 for the first six months of 1997. The increase was primarily due to (i) medical equipment operating leases required for the new dialysis center of $45,310; (ii) nursing home operations start up and operating costs of $65,000 and; (iii) rising usage of medical supplies prescribed, which in turn resulted in higher revenues. Outside services for the three months ended June 30, 1998 was $87,508 and $87,378 for the three months ended June 30, 1997. For the first six months of 1998, outside services decreased 20% to $165,180 from $197,851 for the first six months of 1997. This decrease was directly attributable to the decreased volume of inpatient services.

         Selling, general and administrative expenses during the three months ended June 30, 1998 increased to $337,929 from $256,322 during the three months ended June 30, 1997. For the first six months of 1998, Selling, general and administrative expenses increased 24% to $625,709 from $505,352 for the first six months of 1997. This increase is primarily related to two items: (i) Rent expenses of $117,642 for the first six months of 1998 as compared with $51,070 in 1997 (this expense is primarily related to the new dialysis center, which opened in the second half of 1997); and (ii) Approximately $45,000 in higher accounting fees, representing the major portion of these expenses for fiscal year 1998.

         Depreciation and amortization expenses during the six months ended June 30, 1998 increased to $39,180 from $27,446 during the six months ended June 30, 1997. This increase in expenses is a result of capitalized medical equipment leases acquired in the latter part of the second quarter of 1997.

         Other expenses increased from $20,344 to $46,499 for the three months ended June 30, 1998 and June 30, 1997. Other expenses decreased during the six months ended June 30, 1998 to $90,922 from $94,746 during the six months ended June 30, 1997. The primary reasons for these changes were certain non-recurring expenses of $42,750 in 1997 related to the Company's prior business operations, which were partially offset by $34,635 of interest income on a note receivable.

         As a result of the foregoing, the Company experienced a net loss of $121,542 during the three months ended June 30, 1998, as compared to net income of $46,090 during the three months ended June 30, 1997. For the first six months of 1998, the Company experienced net loss of $174,026 as compared to net income of $122,767 for the first six months of 1997. The Company experienced a loss from operations during the three months ended June 30, 1998 of $73,443 compared to income from operations of $68,034 during the three months ended June 30, 1997. For the first six months of 1998, the Company experienced a loss from operations of $81,504 compared to income from operations of $219,113 for the first six months of 1997. Management believes that this loss from operations primarily resulted from the decline in inpatient services and reduced profit margins for inpatient services, which took effect in the second half of 1997, and the costs associated with the ramp up of the new dialysis facility.

         As of December 31, 1997, the Company had net operating loss carryforwards totaling approximately $4,200,000 and $1,700,000 for federal and state income tax purposes, respectively. Utilization of the Company's net operating loss may be subject to limitations under certain circumstances.

         LIQUIDITY AND CAPITAL RESOURCES. At June 30, 1998, the ratio of current assets to current liabilities was 1.21 to 1.00 compared to .54 at December 31, 1997. The change was due to reclassification to current assets of the net note receivable of $642,000 which matures in February 1999. Inventory consists of medical supplies and medications.

         The Company has historically financed its operations through the use of working capital and loans to the Company. The Company's cash flow needs for the six months ended June 30, 1998 were primarily provided from operations and existing cash. The Company had working capital of approximately $225,000 at June 30, 1998. The working capital deficit at June 30, 1997 was approximately $232,000. The Company obtained total debt financing of $150,000 in the second quarter of 1998, and an additional $15,000 in financing through the exercise of stock options.

         The Company has incurred certain one-time expenses related to the nursing home start up during the six months ended June 30, 1998. In addition, cost cuts have been put into effect, which will impact the remainder of the fiscal year. As a result, management believes that, as of June 30, 1998, and for the foreseeable future, the Company will be able to finance costs of current operating levels from cash flow generated from operations.

         Cash and cash equivalents were $41,184 as of June 30, 1998, as compared to $39,220 as of December 31, 1997. The Company is currently in discussion with various financial intermediaries in order to raise debt and equity.

         As of June 30, 1998, the Company had long-term borrowings in the aggregate amount of $1,988,491, the current portion of which was $85,485. As of December 31, 1997, the Company had aggregate long-term borrowings of $1,933,677.

         The Company has a note receivable including accrued interest in the amount of $121,310 from Medipace Medical Group, Inc., an affiliate of two of the Company's four (4) directors and largest stockholders, bearing interest at the rate of 8% PER ANNUM.

         The Company's current business plan includes a strategy to expand as a provider of dialysis services through the development of new dialysis facilities and the acquisition of additional facilities and other strategically related health care services in selected markets. The market for such acquisition prospects is highly competitive and management expects that certain potential acquirers will have significantly greater capital than the Company. The Company currently experiences negative cash flow from operations. Management believes this situation is temporary and expects to continue expansion of the Company and to achieve profitable operations in the future, however, there can be no assurances to that effect. The Company experienced an unusually low number of treatments during the first six months of 1998. However, the Company expects activity for the year to return to a normal level. In order to finance expansion plans, including the Asset Purchase Agreement executed in December 1997, the Company will require financing from external sources. The Company does not have any commitment for such financing and there can be no assurances that the Company will be able to obtain any such financing on terms favorable to the Company or at all. In the event the Company cannot obtain such additional financing, the Company may be unable to achieve its proposed expansion strategy.

Year 2000

         The Company has developed plans to address issues related to the impact on its computer systems of the year 2000. Financial and operational systems have been assessed and plans have been developed to address systems modification requirements. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, liquidity and results of operations. Management has communicated with third parties and does not expect any action or inaction by third parties to have material effect on operations.

                           PART II - OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      REPORTS ON FORM 8-K

         The Company filed no report on a Form 8-K during the Quarterly Period ended June 30, 1998.

         (b)      Exhibit

         27.      Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the dates indicated.

Dated:  August 12, 1998                          NATIONAL QUALITY CARE, INC.



                                                 By:   /s/ Ron Berkowitz
                                                    ---------------------------
                                                       Ron Berkowitz
                                                       Chief Financial Officer