Form 10QSB
period 1998-09-30
NATIONAL QUALITY CARE INC
filed 1998-11-19
CIK 872544

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




                    For the Quarter Ended September 30, 1998

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

                                  YES X NO ___

                The number of shares of common stock outstanding
                      as of October 20, 1998 is 9,814,878.

                           National Quality Care, Inc.

                                Table of Contents


                                                                           Page



Part I.    Financial Information                                              3

           Item 1.   Financial Statements

                     Consolidated Balance Sheets as of
                     September 30, 1998 and December 31, 1997                 4

                     Consolidated Statements of Operations
                     for the Three Months Ended September 30, 1998
                     and 1997                                                 5

                     Consolidated Statements of Operations
                     for the Nine Months Ended September 30, 1998
                     and 1997                                                 6

                     Consolidated Statements of Stockholders'
                     Equity for the Nine Months Ended September 30, 1998      7

                     Consolidated Statements of Cash Flows for the
                     Nine Months Ended September 30, 1998 and 1997            8

                     Notes to Consolidated Financial Statements               9

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations           12

Part II.   Other Information

           Item 6.   Exhibits and Reports on Form 8-K                        16

Signatures                                                                   17

                         PART 1 - FINANCIAL INFORMATION


Item 1.    Financial Statements
           --------------------



                                                   NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                                                  CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------


                                 ASSETS (NOTE 5)
                                                            September 30,       December  31,
                                                                1998                1997
                                                            -------------       -------------
Current assets
  Cash and cash equivalents                                 $     13,362        $     39,220
  Accounts receivable, net of allowances for
    doubtful accounts of $75,000                                 640,494             340,497
  Note receivable-related parties                                641,790                  --
  Supplies inventory                                              64,564              46,723
  Other current assets                                            74,414              30,537
                                                            -------------       -------------

     Total current assets                                      1,434,624             456,977


Property and equipment, net (note 2)                           2,495,599           2,561,510
Note receivable - related parties                                     --             641,790
Deposits and other long-term assets                               49,572              54,231
                                                            -------------       -------------

     Total assets                                           $  3,979,795        $  3,714,508
                                                            =============       =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                               905,514             595,380
  Accrued expenses                                               191,519             192,718
  Note payable (note 3)                                           45,000                  --
  Current portion of long-term debt (note 4)                      86,498              63,483
                                                            -------------       -------------

     Total current liabilities                                 1,228,531             851,581


Long-term debt, net of current portion (note 4)                1,881,652           1,870,194
                                                            -------------       -------------

     Total liabilities                                         3,110,183           2,721,775


Stockholders' equity
  Preferred stock, $.01 par value: 5,000,000 shares
     authorized, no shares issued and outstanding                     --                  --
  Common stock, $.01 par value: 50,000,000 shares
     authorized, 9,814,878 and 9,555,710 shares
     issued and outstanding                                       98,148              95,556
  Additional paid-in capital                                   2,163,406           2,086,394
  Notes receivable from stockholder                             (123,773)           (116,622)
  Accumulated deficit                                         (1,268,169)         (1,072,595)
                                                            -------------       -------------

     Total stockholders' equity                                  869,612             992,733
                                                            -------------       -------------

  Commitments and contingencies (note 5)

     Total liabilities and stockholder's equity             $  3,979,795        $  3,714,508
                                                            =============       =============



    The accompanying notes are an integral part of these financial statements


                                                   NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     FOR THE THREE MONTHS ENDED SEPTEMBER 30,
---------------------------------------------------------------------------------------------


                                                                1998                1997
                                                            -------------       -------------
Income
  Medical service income                                    $    985,791        $    798,940
  Rental income                                                   67,925              67,925
                                                            -------------       -------------

     Total income                                              1,053,716             866,865
                                                            -------------       -------------

Operating expenses
  Cost of medical services                                       721,488             564,631
  Selling, general, and administrative                           284,403             268,606
  Depreciation and amortization                                   15,422              18,723
  Rent and other                                                  11,156               7,438
                                                            -------------       -------------

     Total operating expenses                                  1,032,469             859,398
                                                            -------------       -------------

Income from operations                                            21,247               7,467

Other income (expense)
  Interest expense                                               (55,347)            (53,979)
  Interest income                                                  2,463              13,803
  Other income (expense)                                          10,089             (30,026)
                                                            -------------       -------------

     Total other expense                                         (42,795)            (70,202)
                                                            -------------       -------------

Loss before provision for income taxes                           (21,548)            (62,735)

Provision for income taxes                                            --                  --
                                                            -------------       -------------

Net loss                                                    $    (21,548)       $    (62,735)
                                                            =============       =============

Basic and diluted loss per share                            $       0.00        $      (0.01)
                                                            =============       =============

Weighted average shares outstanding                            9,814,878           9,343,625
                                                            =============       =============



   The accompanying notes are an integral part of these financial statements.


                                                   NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30,
---------------------------------------------------------------------------------------------

                                                                1998                1997
                                                            -------------       -------------
Income
  Medical service income                                    $  2,676,977        $  2,434,314
  Rental income                                                  203,775             203,775
                                                            -------------       -------------

     Total income                                              2,880,752           2,638,089
                                                            -------------       -------------

Operating expenses
  Cost of medical services                                     1,932,123           1,602,802
  Selling, general, and administrative                           910,112             719,593
  Depreciation and amortization                                   54,602              46,169
  Rent and other                                                  44,172              40,636
                                                            -------------       -------------
     Total operating expenses                                  2,941,009           2,409,200
                                                            -------------       -------------
Income (loss) from operations                                    (60,257)            228,889

Other income (expense)
  Interest expense                                              (158,385)           (160,598)
  Interest income                                                  7,151              53,939
  Other income (expense)                                          17,517             (62,338)
                                                             -------------       -------------
     Total other expense                                        (133,717)           (168,997)
                                                            -------------       -------------

Income (loss) before provision for income taxes                 (193,974)             59,892

Provision for income taxes                                         1,600               1,600
                                                            -------------       -------------

Net income (loss)                                           $   (195,574)       $     58,292
                                                            =============       =============

Basic and diluted income (loss) per share                   $      (0.02)       $       0.01
                                                            =============       =============

Weighted average shares outstanding                            9,727,881           8,634,657
                                                            =============       =============




   The accompanying notes are an integral part of these financial statements.


                                                                                          NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                                                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                                           FOR THE THREE MONTHS ENDED MARCH 31, 1998
------------------------------------------------------------------------------------------------------------------------------------

                                       Common Stock                Additional       Receivable        Accumulated          Total
                                 Shares            Amount           Paid-In            From             Deficit
                                                                    Capital         Stockholder
                              ------------      ------------      ------------      ------------      ------------      ------------
Balance, December 31, 1997      9,555,710       $    95,556       $ 2,086,394       $  (116,622)      $(1,072,595)          992,733


Options exercised
  For services rendered           196,668             1,967            62,512                                                64,479
  For cash                         62,500               625            14,500                                                15,125

Increase in receivable from
 stockholder (interest)                                                                  (7,151)                             (7,151)

Net loss                                                                                                 (195,574)         (195,574)
                              ------------      ------------      ------------      ------------      ------------      ------------
Balance, September 30, 1998     9,814,878       $    98,148       $ 2,163,406       $   (123,773)     $(1,268,169)      $   869,612
                              ============      ============      ============      =============     ============      ============





   The accompanying notes are an integral part of these financial statements.


                                                   NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30,
---------------------------------------------------------------------------------------------

                                                                1998                1997
                                                            -------------       -------------
Cash flows from operating activities
  Net income (loss)                                         $   (195,574)       $     58,292
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
      Depreciation and amortization                               88,071              75,919
      Issuance of common stock and stock
       options for services                                       64,479             293,247
    (Increase) decrease in
      Accounts receivable                                       (299,997)             25,594
      Supplies inventory                                         (17,841)            (20,140)
      Other current assets                                       (43,876)           (120,774)
    Increase (decrease) in
      Accounts payable                                           310,134             141,176
      Accrued expenses                                            (1,199)           (133,444)
                                                            -------------       -------------
        Net cash (used) provided by operating activities         (95,804)            319,870
                                                            -------------       -------------

Cash flows from investing activities
  Increase in deposits                                               (40)             (1,300)
  Increase in receivable from stockholder (interest)              (7,151)             (6,107)
  Purchase of building and equipment                             (17,460)           (347,833)
                                                            -------------       -------------
        Net cash used in investing activities                    (24,651)           (355,240)

Cash flows from financing activities
  Repayments of capital lease obligations                        (24,807)            (16,823)
  Repayment of debt                                              (40,721)           (204,504)
  Proceeds from debt                                             145,000             198,051
  Proceeds from exercise of stock options                         15,125              14,040
                                                            -------------       -------------
         Net cash provided by financing activities                94,597              (9,236)
                                                            -------------       -------------

           Net decrease in cash during period                    (25,858)            (44,606)
                                                            -------------       -------------

Cash and equivalents, beginning of period                         39,220             121,812
                                                            -------------       -------------

Cash and equivalents, end of period                         $     13,362        $     77,206
                                                            =============       =============

Supplemental disclosures of cash information:
  Call paid during the nine-month period:
    Interest                                                $    158,385        $    160,598
    Income taxes                                                   1,600               1,600
                                                            =============       =============





   The accompanying notes are an integral part of these financial statements.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS NATIONAL QUALITY CARE
                               September 30, 1998

(1)  BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

(2)  PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 1998 consist of the following:

     Land                                                   $    855,897
     Building                                                  1,338,710
     Medical equipment                                           503,795
     Leasehold improvements                                      158,372
     Office furniture and equipment                               58,228
                                                            -------------
                                                               2,915,002
     Less accumulated depreciation and
       amortization                                              419,403
                                                            -------------
       Total                                                $  2,495,599
                                                            =============

(3)  NOTE PAYABLE

During the quarter ended September 30, 1998, the Company secured a note payable as follows:

     Revolving line of credit is secured by accounts receivable and personal guarantees by the Company's stockholders. The note is payable in interest only payments at 1.50% over the bank's index rate (10.0% at September 30, 1998). Principal is due on
       April 30, 1999.                                                   45,000

(4)  LONG-TERM DEBT

Long-term debt at September 30, 1998 consists of the following:

     Notes payable in monthly installments of $20,293,
       including interest at prime plus 2% (10.25% at
       September 30, 1998) per annum, through May 2006,
       collateralized by land, building and equipment
       and assignment of $2,000,000 in life insurance
       of, and guaranteed by, two majority stockholders            $  1,726,204

     Note payable, due in monthly installments of $858,
       including interest at 10% with the unpaid balance
       due August 2000, secured by equipment                             17,896

     During the quarter ended June 30, 1998, the Company
       secured an Installment loan of $100,000, which is
       secured by accounts receivable and personal
       guarantees by the Company's stockholders The note
       is payable in monthly principal payments of $1,667
       plus interest at 1.50% over the bank's index rate
       (10.00% at September 30, 1998).  Final installment
       is due on April 30, 2003                                          93,332

     Capital lease obligations, due in aggregate monthly
       installments of $3,488, including interest at 12%,
       due December 2001, collateralized by equipment              $    130,718
                                                                   -------------

                                                                   $  1,968,150

     Less current portion                                                86,498
                                                                   -------------
       Long-term portion                                           $  1,881,652
                                                                   =============
(5)  COMMITMENTS AND CONTINGENCIES

ASSET PURCHASE AGREEMENT

In December 1997, the Company entered into an asset purchase agreement, whereby the Company agreed to purchase substantially all the assets other than land and building of an organization engaged in a similar line of business. The agreement has been terminated by mutual agreement of the parties at this time. However, it may be reinstated in the future.

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

Weighted average shares outstanding for both basic and diluted income (loss) per share for the three months ended September 30, 1998 and September 30, 1997 were 9,815,000 and 9,344,000, respectively. For the first nine months of 1998 and 1997 the shares were 9,728,000 and 8,635,000, respectively. The Company has not included the effect of assumed conversions and exercises of stock options and warrants for September 30, 1998 and September 30, 1997 since the effect of such an inclusion would be antidilutive due to the Company's net loss in 1998, and would remain unchanged for 1997.

Had the Company included the dilutive effect of assumed conversions and exercises of stock options and warrants on the weighted average shares outstanding, approximately 225,000 and 54,000 shares would have been included for the three months ended September 30, 1998 and 1997, respectively. For the first nine months of 1998 and 1997, the shares added would have been 708,000 and 368,000, respectively. Excluded from these totals were warrants to purchase 500,000 shares of common stock at $1.75 that were granted on May 12, 1996. These options and warrants were not included in the computation because their exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

(7)  RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board recently issued SFAS No. 130, "Reporting Comprehensive Income," which is required to be adopted for financial statements issued for periods beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components. Other comprehensive income is defined as revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive but excluded from net income. SFAS No. 130 requires that items of other comprehensive income be classified separately in the financial statements. SFAS No. 130 also requires that the accumulated balance of other comprehensive income items be reported separately from retained earnings and paid-in capital in the equity section of the balance sheet. The adoption of SFAS No. 130 did not require additional reporting from that stated on the Company's financial position or results of operations.

In September 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and is effective for all fiscal quarters of fiscal years beginning after September 15, 1999. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact SFAS No. 133 will have on its financial statements, if any.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

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

     RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997. Total income for the three months ended September 30, 1998 increased approximately 22% to $1,053,716 from $866,865 for the three months ended September 30, 1997. For the first nine months of 1998, total income increased approximately 9% to $2,880,752 from $2,638,089 for the first nine months of 1997. Medical service revenue for the three months ended September 30, 1998 increased approximately 23% to $985,791 from $798,940 for the three months ended September 30, 1997. For the first nine months of 1998 medical service revenue increased approximately 10% to $2,676,977 from $2,434,314 for the first nine months of 1997. This increase primarily resulted from an increase in volume of hemodialysis.

     Total operating expenses during the three months ended September 30, 1998 increased 20% to $1,032,469 from $859,398 during the three months ended September 30, 1997. For the first nine months of 1998, total operating expenses increased 22% to $2,941,009 from $2,409,200 for the first nine months of 1997. Total operating expenses include (i) Cost of medical services, (ii) Selling, general and administrative expenses, and (iii) Rental expense, as follows:

     Cost of medical services during the three months ended September 30, 1998 increased 31% to $721,488 from $564,631 during the three months ended September 30, 1997 primarily due to the increase in the volume of business. For the first nine months of 1998, cost of medical services increased 21% to $1,932,123 from $1,602,802 for the first nine months of 1997. Cost of medical services primarily consists of two (2) categories: (i) Medical services and supplies, and (ii) Outside services.

     Medical services and supplies for the three months ended September 30, 1998 increased approximately 32% to $630,455 from $479,039 for the three months ended September 30, 1997. For the first nine months of 1998, Medical services and supplies increased 21% to $1,646,544 from $1,363,597 for the first nine months of 1997. In addition there was an increase due to medical equipment operating leases required for the new dialysis center of $45,310; new outpatient and inpatient operations start up and operating costs of $65,000; and rising usage of medical supplies prescribed, which in turn resulted in higher revenues.

     Outside services for the three months ended September 30, 1998 remained substantially unchanged at $72,145 as compared with $71,239 for the three months ended September 30, 1997.

     Selling, general and administrative expenses during the three months ended September 30, 1998 increased to $284,403 from $268,606 during the three months ended September 30, 1997. For the first nine months of 1998, Selling, general and administrative expenses increased 26% to $910,112 from $719,593 for the first nine months of 1997. This increase is primarily related to two items: (i) Rent expenses of $177,262 for the first nine months of 1998 as compared with $105,890 in 1997 (this expense is primarily related to the new dialysis center, which opened in the second half of 1997); and (ii) Approximately $45,000 in higher accounting fees, representing the major portion of these expenses for fiscal year 1998.

     Depreciation and amortization expenses during the nine months ended September 30, 1998 increased to $54,602 from $46,169 during the nine months ended September 30, 1997. This increase in expenses is a result of capitalized medical equipment leases acquired in the latter part of the second quarter of 1997.

     Other expenses decreased from $70,202 to $42,795 for the three months ended September 30, 1998 and September 30, 1997. Other expenses decreased during the nine months ended September 30, 1998 to $133,717 from $168,997 during the nine months ended September 30, 1997. The primary reasons for these changes were certain non-recurring expenses of $42,750 in 1997 related to the Company's prior business operations.

     As a result of the foregoing, the Company experienced a net loss of $21,548 during the three months ended September 30, 1998, as compared to net income of $62,735 during the three months ended September 30, 1997. For the first nine months of 1998, the Company experienced net loss of $195,574 as compared to net income of $58,292 for the first nine months of 1997. The Company experienced income from operations during the three months ended September 30, 1998 of $21,247 compared to income from operations of $7,467 during the three months ended September 30, 1997. For the first nine months of 1998, the Company experienced a loss from operations of $60,257 compared to income from operations of $228,889 for the first nine months of 1997. Management believes the loss from operations during the nine months ended September 30, 1998 resulted from expenses relating to support of the new dialysis center that was built in 1997 and funded primarily from cash flow from operations. In addition, the Company experienced a reduction in reimbursement by the hospitals on its inpatient dialysis business arising from an industry wide pricing change. However, this segment of the Company's business remains profitable.

     The increase in income from operations during the three months ended September 30, 1998 resulted from an increase in inpatient services and chronic dialysis activities. During the three months ended September 30, 1998 the lower reimbursements were offset by a higher volume of inpatient treatments as compared with the same period last year.

     As of December 31, 1997, the Company had net operating loss carryforwards totaling approximately $4,200,000 and $1,700,000 for federal and state income tax purposes, respectively. Utilization of the Company's net operating loss may be subject to limitations under certain circumstances.

     LIQUIDITY AND CAPITAL RESOURCES. At September 30, 1998, the ratio of current assets to current liabilities was 1.17 to 1.00 compared to .54 at December 31, 1997. The change was due to reclassification to current assets of the net note receivable of $642,000, which matures in February 1999. Inventory consists of medical supplies and medications.

     The Company has historically financed its operations through the use of working capital and loans to the Company. The Company's cash flow needs for the nine months ended September 30, 1998 were primarily provided from operations and existing cash. The Company had working capital of approximately $206,000 at September 30, 1998. The working capital deficit at December 31, 1998 was approximately $395,000. The Company obtained total debt financing of $150,000 in the second quarter of 1998, and an additional $15,000 in cash through the exercise of stock options.

     The Company has incurred certain one-time expenses related to the start up of new operations during the nine months ended September 30, 1998. In addition, cost cuts have been put into effect, which will impact the remainder of the fiscal year. As a result, management believes that, as of September 30, 1998, and for the foreseeable future, the Company will be able to finance costs of current operating levels from cash flow generated from operations.

     Cash and cash equivalents were $13,362 as of September 30, 1998, as compared to $39,220 as of December 31, 1997. As of September 30, 1998, the Company had long-term borrowings in the aggregate amount of $1,968,150, the current portion of which was $86,498. As of December 31, 1997, the Company had aggregate long-term borrowings of $1,933,677.

     The Company has a note receivable including accrued interest in the amount of $121,310 from Medipace Medical Group, Inc., an affiliate of two of the Company's four (4) directors and largest stockholders, bearing interest at the rate of 8% PER ANNUM.

     The Company's current business plan includes a strategy to expand as a provider of dialysis services through the development of new dialysis facilities and the acquisition of additional facilities and other strategically related health care services in selected markets. The market for such acquisition prospects is highly competitive and management expects that certain potential acquirers will have significantly greater capital than the Company. The Company currently experiences negative cash flow from operations primarily as a result of the new dialysis unit's impact on the cash flow since its opening in September 1998. However, the operating loss has decreased significantly from the first to the second and third quarters as a result of the increase in business in the new dialysis unit. Therefore, management believes this situation is temporary and expects to continue expansion of the Company and to achieve profitable operations in the future, however, there can be no assurances to that effect. In order to finance expansion plans the Company will require financing from external sources. The Company does not have any commitment for such financing and there can be no assurances that the Company will be able to obtain any such financing on terms favorable to the Company or at all. In the event the Company cannot obtain such additional financing, the Company may be unable to achieve its proposed expansion strategy.

Year 2000

     The Company has developed plans to address issues related to the impact on its computer systems of the year 2000. The Company has established a task force with representatives from its operating units and financial management. Financial and operational systems have been assessed and plans have been developed to address systems modification requirements.

     The accounting systems will require only minor changes, which have already been identified and assessed. The major suppliers of the Company's operations hardware and software equipment have provided information that the systems and embedded technology are Year 2000 compliant. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, liquidity and results of operations. The Company is currently in the process of assessing the systems of its other vendors. The Company intends to develop alternative plans for the vendors that will not appear to be Year 2000 compliant in the second quarter of 1999. A significant portion of income is from government payors. Presently the Company cannot assess whether these governmental agencies will be prepared for the Year 2000. This may result in a material impact to the Company. The Company will assess the capabilities of its non-governmental customers in the first quarter of 1999 with continued follow up thereafter.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Reports on Form 8-K

     The Company filed no report on a Form 8-K during the Quarterly Period ended September 30, 1998.

         (b)  Exhibit

         27.  Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the dates indicated.


Dated:  October 20, 1998                     NATIONAL QUALITY CARE, INC.



                                             By:    /s/  Ron Berkowitz
                                                    -----------------------
                                                    Ron Berkowitz
                                                    Chief Financial Officer