Form 10KSB
period 1998-12-31
NATIONAL QUALITY CARE INC
filed 1999-04-15
CIK 872544

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

                         Commission file number: 0-19031

                           NATIONAL QUALITY CARE, INC.
            --------------------------------------------------------
            (Name of small business issuer specified in its charter)

             Delaware                                       84-1215959
             --------                                       ----------
   (State or other jurisdiction                          (I.R.S. Employer
   of incorporation or organization)                    Identification No.)

    1835 South La Cienega Boulevard, Suite 235, Los Angeles, California 90035
    -------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                  310-280-2758
                ------------------------------------------------
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of each exchange
       Title of each class                        on which registered
       -------------------                        -------------------
              None                                        None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $0.01 par value per share
                     ---------------------------------------
                                (Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 1998 were $3,931,576.

The number of shares outstanding of the issuer's Common Stock as of April 9, 1999 was 9,814,878 shares. The aggregate market value of the Common Stock (6,224,650 shares) held by non-affiliates, based on the average of the bid and asked prices ($0.115) of the common stock as of April 9, 1999 was $715,835.

Transactional Small Business Disclosure Format (Check one):  Yes     No  X
                                                                 ---    ---
         THIS ANNUAL REPORT ON FORM 10-KSB (THE "REPORT") MAY BE DEEMED TO CONTAIN FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), REPORTS TO THE COMPANY'S STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY THE COMPANY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS SET FORTH HEREIN, EACH OF WHICH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.
         ------------------------

BUSINESS OF THE COMPANY
-----------------------

         The following should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto, contained elsewhere in this Annual Report on Form 10-KSB (the "Report"). This Report contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Unless the context otherwise requires, the term "Company" refers to National Quality Care, Inc. and its wholly-owned subsidiary, Los Angeles Community Dialysis, Inc., a California corporation ("LACD").

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

         Further, the Company provides inpatient dialysis services by contract to six (6) hospitals in the State of California. Payment for services is primarily provided by third party payors, including Medicare, Medi-Cal (a California State health agency) and commercial insurance companies.

BUSINESS PLAN
-------------

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

THE DIALYSIS INDUSTRY
---------------------

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

         It is estimated that there were approximately 3,000 dialysis facilities in the United States at the beginning of 1997, of which approximately 27% were owned by independent physicians (down from 37% in 1992), 28% were hospital-based facilities (down from 33% in 1992), and 45% were owned by seven (7) major multi-facility dialysis providers (up from 30% in 1992). The dialysis services industry has been undergoing rapid consolidation. The Company believes that many physician owners are selling their facilities to obtain relief from changing government regulation and administrative constraints, to enable them to focus on patient care and to realize a return on their investment. Hospitals are also motivated to sell or outsource management of their facilities as they refocus their resources on their core business due to increasing competitive pressures within the hospital industry. The Company believes that these changes in the health care environment will continue to drive consolidation within the dialysis services industry.

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

         PERITONEAL DIALYSIS. Peritoneal dialysis is generally performed by the patient at home. There are several variations of peritoneal dialysis. The most common are continuous ambulatory peritoneal dialysis ("CAPD") and continuous cycling peritoneal dialysis ("CCPD") or automated peritoneal dialysis ("APD"). All forms of peritoneal dialysis use the patient's peritoneal (abdominal) cavity to eliminate fluid and toxins from the patient. CAPD utilizes a sterile, pharmaceutical-grade dialysis solution, which is introduced into the patient's peritoneal cavity through a surgically placed catheter. Toxins in the blood continuously cross the peritoneal membrane into the dialysis solution. After several hours, the patient drains the used dialysis solution and replaces it with fresh solution. CCPD and APD are performed in a manner similar to CAPD, but use a mechanical device to cycle dialysis solution while the patient is sleeping or at rest.

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

OPERATIONS
----------

LOCATION, CAPACITY AND USE OF FACILITIES

         The Company currently operates two (2) outpatient dialysis centers with an aggregate of thirty (30) dialysis stations located in Los Angeles, California. The Company also provides acute inpatient dialysis services to six
(6) hospitals in the State of California. System-wide, the Company provides training, supplies and on-call support services to all of its CAPD and CCPD patients. See "Item 2 - Description of Properties."

OPERATION OF FACILITIES

         The Company's dialysis facilities are designed specifically for outpatient hemodialysis and generally contain, in addition to space for dialysis treatments, a nurses' station, a patient weigh-in area, a supply room, a water treatment space used to purify the water used in hemodialysis treatments, a dialyzer reprocessing room (where, with both the patient's and physician's consent, the patient's dialyzer is sterilized for reuse), staff work areas, offices and a staff lounge and kitchen. The Company's facilities also have a designated area for training patients in home dialysis. The Company's facilities also offer amenities for the patients, such as color televisions with headsets at each dialysis station.

         In accordance with conditions for participation in the Medicare ESRD program, the Company's facilities have a qualified physician director ("Medical Director"). See "Physician Relationships" below. The Company's facilities also have an Administrator and a registered nurse, who supervise the day-to-day operations of the facility and the staff. The staff consists of registered nurses, licensed practical or vocational nurses, patient care technicians, a social worker, a registered dietician, a unit clerk and bio-medical technicians.

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

         The Company provides inpatient dialysis services (excluding physician professional services) to six (6) hospitals in the State of California. These services are required in connection with the hospital's inpatient services for a per treatment fee individually negotiated with each hospital. In most instances, the Company transports the dialysis equipment and supplies to the hospital when requested and administers the dialysis treatment. Examples of cases in which such inpatient services are required include patients with acute kidney failure resulting from trauma or similar causes, patients in the early stages of ESRD and ESRD patients who require hospitalization for other reasons.

ANCILLARY SERVICES

         Dialysis facilities may provide a comprehensive range of ancillary services to ESRD patients, the most significant of which is the administration of erythropoietin ("EPO") upon a physician's prescription. EPO is a bio-engineered protein, which stimulates the production of red blood cells and is used in connection with all forms of dialysis to treat anemia, a medical complication frequently experienced by ESRD patients, and has the effect of reducing or eliminating the need for blood transfusions for dialysis patients. The Company administers EPO to ESRD patents, but currently does not provide other ancillary services to its patients.

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

         Certain of the Company's Medical Directors, including Drs. Gura and Lang, who are affiliates of the Company, have entered into written contracts with the Company which specify their duties and establish their compensation (which is fixed for periods of one year or more). The compensation of the Medical Directors and other physicians under contract depend upon competitive factors in the local market, the physician's professional qualifications and responsibilities and the size and utilization of the facility or relevant program. The Company believes that the compensation arrangements with Medical Directors, who are affiliates of the Company, are on terms no less favorable to the Company than those that could have been obtained from comparable independent third parties. The aggregate compensation of the Medical Directors and other physicians under contract is fixed for periods of one year or more by written agreement.

         As is often true in the dialysis industry, one or a few physicians account for all or a significant portion of a dialysis facility's patient referral base. Therefore, the Company's selection of a location for a dialysis facility is determined in part by the physician or nephrologist selected (in advance) to serve as the Company's Medical Director. The Company primarily receives referrals of its patients from Drs. Gura and Lang, who are affiliates of the Company. The loss of an important referring physician could have a material adverse effect on the operations of the Company.

         Generally, the Company has non-competition agreements with its Medical Directors or referring physicians.

QUALITY ASSURANCE

         QUALITY MANAGEMENT PROGRAM. The Company engages in organized and systematic efforts to measure, maintain and improve the quality of services it delivers and believes that it has earned a favorable reputation for quality in the dialysis community. The Company has implemented a quality management program designed to measure outcomes and improve the quality of its services. The Company's quality management program and clinical information systems have been developed and implemented at the Company's dialysis facilities under the direction of the Company's executive management, Victor Gura, M.D. and Ronald P. Lang, M.D. The quality management program involves all areas of the Company's services, monitoring and evaluating all of the Company's activities with a focus on continuous improvement. These objectives are accomplished through measurable trend analysis based on specific statistical tools for analysis and communication, and through continuing employee and patient education.

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

SOURCES OF REVENUE REIMBURSEMENT

         The following table provides information for the periods indicated regarding the percentage of Company net operating revenues provided by: (i) the Medicare ESRD program, (ii) Medicaid, (iii) private/alternative payors, such as private insurance and private funds, and (iv) hospital inpatient dialysis services:

                                             Years Ended December 31
                                             -----------------------
                                          1998                      1997
                                          ----                      ----

Medicare                                  41.3%                     42.6%
Medicaid                                  23.2                      19.0
Private/alternative payors                14.8                      10.8
Hospital inpatient
 dialysis services                        20.7                      27.6
                                          ----                      ----

         Total                           100.0%                    100.0%
                                         =====                     =====

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

GOVERNMENT REGULATION
---------------------

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

         The conditions of participation in the Medicare ESRD program mandate that treatment at a dialysis facility be "under the general supervision of a Director who is a physician." Generally, the Medical Director must be board eligible or board certified in internal medicine or pediatrics and have had at least 12 months of experience or training in the care of patients at ESRD facilities. The Company has by written agreement engaged qualified physicians to serve as Medical Directors for its facility. These Medical Directors, Victor Gura, M.D. and Ronald P. Lang, M.D., are also affiliates of the Company. The Company may also contract with one or more physicians to serve as Assistant or

Associate Medical Directors, or to direct specific programs, such as CAPD training, or to provide Medical Director services for acute dialysis services provided to hospitals. The compensation of the Medical Directors and other physicians under contract may depend upon competitive factors in the local market, the physician's professional qualifications and responsibilities and the size and utilization of the facility or relevant program. Although the Company's Medical Directors are affiliates of the Company, the Company believes that these compensation arrangements are on terms no less favorable to the Company than could have been obtained from comparable independent third parties. The aggregate compensation of the Medical Directors and other physicians under contract is fixed for periods of one year or more by written agreement. Because in all cases, the Company's Medical Directors and the other physicians under contract refer patients to the Company's facilities, the federal anti-kickback statute may apply. The Company believes it is in material compliance with the anti-kickback statute with respect to its arrangements with these physicians under contract. Among the safe harbors promulgated by the Secretary of HHS is one relevant to the Company's arrangements with its Medical Directors and the other physicians under contract. That safe harbor, generally applicable to personal services and management contracts, sets forth six requirements. None of the Company's agreements with its Medical Directors or other physicians under contract satisfy all of these elements. However, the Company believes that the Company's agreements with its Medical Directors and other physicians under contract satisfy the relevant safe harbor requirements.

         On July 21, 1994, the Secretary of HHS proposed a rule that the Secretary said "would modify the original set of safe harbor provisions to give greater clarity to the rulemaking's original intent." The proposed rule would, among other things, make changes to the safe harbors on personal services and management contracts, small entity investment and space rentals. The Company does not believe that its conclusions with respect to the application of these safe harbors to its current arrangements as set forth above would change if the proposed rule were adopted in the form proposed. However, the Company cannot predict the outcome of the rulemaking process or whether changes in the safe harbor rule will affect the Company's position with respect to the anti-kickback statute.

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

         The Company believes it is in material compliance with current applicable laws and regulations. No assurance can be made that in the future the Company's business arrangements, past or present, will not be the subject of an investigation or prosecution by a federal or state governmental authority. Such an investigation or prosecution could result in any, or any combination, of the penalties discussed above depending upon the agency involved in such investigation and prosecution. None of the Company's business arrangements with physicians, vendors, patients or others have been the subject of investigation by any governmental authority. No assurance can be given that the Company's activities will not be reviewed or challenged by regulatory authorities. The Company monitors legislative developments and would seek to restructure a business arrangement if the Company determined that one or more of its business relationships place it in material noncompliance with such a statute.

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

COMPETITION
-----------

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

INSURANCE
---------

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

EMPLOYEES
---------

         As of March 30, 1999, the Company had twenty-four (24) full-time employees, including two (2) executive, eighteen (18) medical and four (4) administrative personnel.

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


                                  RISK FACTORS

         THIS REPORT MAY BE DEEMED TO CONTAIN FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE COMMISSION, REPORTS TO THE COMPANY'S STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY THE COMPANY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, RISKS SET FORTH HEREIN, EACH OF WHICH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

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

FINANCIAL RISKS
---------------

         LACK OF PROFITABILITY AND EXPANSION STRATEGY. The Company generated a loss of approximately $873,000 during the fiscal year ended December 31, 1998. Further, as of December 31, 1998, the Company had an accumulated deficit of approximately $1,945,000. The Company experienced a loss from operations during the year ended December 31, 1998 of approximately $144,000. Profitable operations will be necessary to sustain the business on an on-going basis unless the Company obtains additional financing from external sources. There can be no assurances that the Company will experience profitable operations or obtain additional financing in the future. The Company's business strategy includes the proposed expansion of the Company's business operations by acquisitions and development of additional dialysis facilities and related health care service business. There can be no assurance that the Company's expansion strategy will create operating synergies with any proposed or development target or result in profitable operations. See "Item 6 - Management's Discussion and Analysis or Plan of Operation" and "Item 12 - Certain Relationships and Related Transactions."

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

SECURITIES RISKS
----------------

         LIMITED PUBLIC MARKET FOR COMMON STOCK. There is currently a limited public market for the Common Stock. Holders of the Company's Common Stock may, therefore, have difficulty selling their Common Stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of Common Stock, which may be purchased may be sold without incurring a loss. Any such market price of the Common Stock may not necessarily bear any relationship to the Company's book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the Common Stock in the future. Further, the market price for the Common Stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements or changes in general economic conditions. See "Item 5 - Market for Common Equity and Related Stockholder Matters."

         DISCLOSURE RELATING TO LOW-PRICED STOCKS. The Company's Common Stock is currently listed for trading in the over-the-counter market on the NASD Electronic Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, the Company's securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that the Company remains subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for the Company's securities. Because the Company's securities are subject to the "penny stock rules," investors will find it more difficult to dispose of the securities of the Company. Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) for companies whose shares are traded in the Over-The-Counter Market to obtain needed capital. See "Item 5 - Market for Common Equity and Related Stockholder Matters."

         CONTROL BY PRINCIPAL STOCKHOLDERS. Three of the Company's principal stockholders, directors and executive officers of the Company and their affiliates control the voting power of approximately 35.5% of the outstanding Common Stock. As a result of such Common Stock ownership, such persons will be in a position to exercise significant control with respect to the affairs of the Company and the election of directors. See "Item 11 - Security Ownership of Certain Beneficial Owners and Management."

         POTENTIAL CHANGE OF CONTROL. 2,650,000 shares of Common Stock, which are beneficially owned by certain of the Company's affiliates, Victor Gura, M.D., Ronald P. Lang, M.D., and Avraham H. Uncyk, M.D., and their affiliate, Medipace, which constitute approximately 27.0% of the currently issued and outstanding Common Stock, are the subject of certain pledge agreements for certain obligations of such persons to an unaffiliated third party. In the event that such third party seeks to foreclose on these shares, there may occur a change of control which may have a material adverse effect on the business operations of the Company. See "Item 11 - Security Ownership of Certain Beneficial Owners and Management" and "Item 13 - Certain Relationships and Related Transactions."

         CERTAIN REGISTRATION RIGHTS. The Company has entered into various agreements pursuant to which certain holders of the Company's outstanding Common Stock, who are affiliates of the Company, have been granted the right, under various circumstances, to have Common Stock that is currently outstanding registered for sale in accordance with the registration requirements of the Securities Act upon demand or "piggybacked" to a registration statement which may be filed by the Company. Of the currently issued and outstanding Common Stock, 800,000 shares may be the subject of future registration statements pursuant to the terms of such agreements. In addition, currently outstanding options and warrants issued to certain consultants and employees to purchase up to 1,423,995 shares of Common Stock are either the subject of current registration statements or have certain registration rights. Any such registration statement may have a material adverse effect on the market price for the Company's Common Stock resulting from the increased number of free trading shares of Common Stock in the market. There can be no assurances that such registration rights will not be enforced or that the enforcement of such registration rights will not have a material adverse effect on the market price for the Common Stock. See "Item 12 - Certain Relationships and Related Transactions."

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

         SHARES ELIGIBLE FOR FUTURE SALE; ISSUANCE OF ADDITIONAL SHARES. Future sales of shares of Common Stock by the Company and its stockholders could adversely affect the prevailing market price of the Common Stock. There are currently 6,224,650 shares of Common Stock which are free trading shares or are eligible to have the restrictive legend removed pursuant to Rule 144(k) promulgated under the Securities Act. Further, 800,000 shares may be the subject of future registration statements pursuant to the terms of certain agreements between the Company and certain of its stockholders. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales may occur, could have a material adverse effect on the market price of the Common Stock. Pursuant to its Certificate of Incorporation, the Company has the authority to issue additional shares of Common Stock and Preferred Stock. The issuance of such shares could result in the dilution of the voting power of the currently issued and outstanding Common Stock. See "Item 5 - Market for Common Equity and Related Stockholder Matters."

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

GENERAL BUSINESS OPERATIONS RISKS
---------------------------------

         DEPENDENCE ON MEDICARE, MEDICAID AND OTHER SOURCES OF REIMBURSEMENT. The Company is reimbursed for dialysis services primarily at fixed rates established in advance under the Medicare ESRD program. Under this program, once a patient becomes eligible for Medicare reimbursement, Medicare is responsible for payment of 80% of the composite rates determined by HCFA for dialysis treatments. Since 1972, qualified patients with ESRD have been entitled to Medicare benefit regardless of age or financial circumstances. The Company estimates that approximately 41% of its net operating revenues during its fiscal year ended December 31, 1998 were funded by Medicare. Since 1983, numerous Congressional actions have resulted in changes in the Medicare composite reimbursement rate from a national average of $138 per treatment in 1983 to a low of $125 per treatment on average in 1986 and to approximately $126 per treatment on average at present. The Company is not able to predict whether future rate changes will be made. Reductions in composite rates could have a material adverse effect on the Company's revenues and net earnings. Furthermore, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in prescribed rates, may adversely affect the Company's earnings in the future. The Company is also unable to predict whether certain services, as to which the Company is currently separately reimbursed, may in the future be included in the Medicare composite rate. See "Business - Operations - Sources of Revenue Reimbursement" and "Business - Operations - Medicare Reimbursement."

         Since June 1, 1989, the Medicare ESRD program has provided reimbursement for the administration to dialysis patients of EPO. EPO is beneficial in the treatment of anemia, a medical complication frequently experienced by dialysis patients. Many of the Company's dialysis patients receive EPO. Revenues from EPO (the substantial majority of which are reimbursed through Medicare and Medicaid programs) were approximately $665,000, or 18% of medical service revenues, in fiscal 1998. EPO reimbursement significantly affects the Company's net income. Medicare reimbursement for EPO was reduced from $11 to $10 per 1,000 units for services rendered after December 31, 1993. The Office of the Inspector General of HHS recently recommended that Medicare reimbursement for EPO be reduced from $10 to $9 per 1,000 units and HHS has concurred with this recommendation. However, HHS has not determined whether it will pursue this change through the rulemaking process. The President's fiscal 1999 budget includes this proposed reduction in EPO reimbursement. EPO is produced by a single manufacturer, and any interruption of supply or product cost increases could adversely affect the Company's operations. See "Business - Operations - Medicare Reimbursement."

         The State of California, the only state in which the Company currently operates dialysis facilities, provides Medicaid (or comparable) benefits to qualified recipients to supplement their Medicare entitlement. The Company estimates that approximately 23% of its net operating revenues during fiscal 1998 were funded by Medicaid or comparable state programs. The Medicaid programs are subject to statutory and regulatory changes, administrative ruling, interpretations of policy and governmental funding restrictions, all of which may have the effect of decreasing program payments, increasing costs or modifying the way the Company operates its dialysis business. See "Business - Operations - Medicaid Reimbursement."

         Approximately 35% of the Company's net operating revenues during fiscal 1998 were from sources other than Medicare and Medicaid. These sources include payments from third-party, non-government payors, at rates that generally exceed the Medicare and Medicaid rates, and payments from hospitals with which the Company has contracts for the provision of acute dialysis treatments. Any restriction or reduction of the Company's ability to charge for such services at rates in excess of those paid by Medicare would adversely affect the Company's net operating revenues and net income. The Company is unable to quantify or predict the degree, if any, of the risk of reductions in payments under these various payment plans. The Company is a party to non-exclusive agreements with certain third-party payors (one of which accounted for approximately 12% of the Company's net operating revenues in fiscal 1998), and termination of such third-party agreements could have an adverse effect on the Company. See "Business - Operations - Sources of Revenue Reimbursement."

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

         The Balanced Budget Act of 1997 extended the period during which Medicare is secondary to a patient's group health plan from 18 months to 30 months effective for items and services provided on or after August 5, 1997. After this 30-month period, Medicare becomes the primary coverage for patients, and the patient's group health coverage generally pays applicable coinsurance payments and deductibles.

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

         DEPENDENCE ON PHYSICIAN REFERRALS AND REFERRALS FROM AFFILIATES. The Company's facilities are dependent upon referrals of ESRD patients for treatments by physicians specializing in nephrology and practicing in the communities served by the Company's dialysis facilities. As is generally true in the dialysis industry, at the Company's facilities, one or a few physicians account for all or a significant portion of the patient referral base. The loss of one or more key referring physicians could have a material adverse effect on the operations of the Company. The Company primarily receives referrals of its ESRD patients from affiliates of the Company, who have interests in an affiliated entity which is not a subsidiary of the Company. If such interests are deemed to violate applicable federal or state law, such physicians may be forced to dispose of their ownership interests. The Company cannot predict the effect such dispositions would have on its business. See "Risk Factors - Operations Subject to Government Regulation," "Business - Operations - Physician Relationships" and "Business - Governmental Regulation."

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

         LIMITATIONS ON DIRECTOR LIABILITY. The Company's Certificate of Incorporation provides, as permitted by governing Delaware law, that a director of the Company shall not be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. In addition, the Company's Certificate of Incorporation and Bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Delaware law. Further, the Company has adopted certain forms of indemnification agreements which may be entered into with the Company's officers and directors. These provisions and agreements may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on behalf of the Company against a director. See "Item 10 - Executive Compensation - Indemnification of Officers and Directors."

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

ITEM 2.  DESCRIPTION OF PROPERTIES.
         --------------------------

         The Company leases office space located at 1835 South La Cienega Boulevard, Suite 235, Los Angeles, California 90035, which serves as the Company's principal executive offices. The Company pays $1,600 per month on a lease that expires on June 30, 2002.

         The Company leases office space located at 1801 South La Cienega Boulevard, 1st Floor, Los Angeles, California 90035, which serves as a dialysis facility in the Company's business operations. The Company pays $10,500 per month on a lease that expires on May 31, 2007.

         The Company leases office space located at 5901 West Olympic Boulevard, Suite 109, Los Angeles, California 90036, which facility serves as a dialysis facility in the Company's business operations. The Company pays a monthly rent of approximately $6,760 on a lease that expires on August 31, 2000. See "Item
3 - Legal Proceedings" and "Item 12 - Certain Relationships and Related Transactions."

         As of May 17, 1996, the Company acquired that certain real property (the "Real Property") located at 6000 San Vicente Boulevard, Los Angeles, California, for a purchase price of $2,055,000, as adjusted for certain credits to the Company with respect to the purchase price. The Real Property includes the improvement of a hospital facility. The Real Property is subject to three
(3) deeds of trust in the aggregate amount of $2,025,000. As of December 31, 1998, the principal amount of this obligation was approximately $1,717,000. See "Item 6 - Management's Discussion and Analysis or Plan of Operation."

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

ITEM 3.  LEGAL PROCEEDINGS.
         ------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

         On July 7, 1998, at the Company's Annual Meeting of Stockholders, the Company's stockholders adopted the 1998 Employee Stock Option Plan, approved the form of indemnification agreements between the Company and the members of the Company's Board of Directors, ratified the appointment of KPMG LLP as independent auditors for the Company, and elected the Board of Directors.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------

         As of April 9, 1999, the authorized capital stock of the Company consisted of 50,000,000 shares of common stock, par value $0.01 per share (the "Common Stock") and 5,000,000 shares of preferred stock, par value $0.01 per share (the "Preferred Stock"). As of April 9, 1999, there were issued and outstanding 9,814,878 shares of Common Stock and options and warrants to purchase 1,723,995 shares of Common Stock, of which 1,483,995 are exercisable as of the date of this Report. Further, the Company may issue warrants to purchase up to an additional 500,000 shares of Common Stock and may issue up to an additional 4,210,644 shares of Common Stock to certain affiliates of the Company based on future financial performance by the Company during the fiscal years ending December 31, 1999 to 2001. See "Item 12 - Certain Relationships and Related Transactions."

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

         The following table sets forth quotations for the bid and asked prices for the Common Stock for the periods indicated below, based upon quotations between dealers, without adjustments for stock splits, dividends, retail mark-ups, mark-downs or commissions, and therefore, may not represent actual transactions:

                                                      BID PRICES                      ASKED PRICES
                                                      ----------                      ------------
                                                 HIGH            LOW             HIGH              LOW
                                                 ----            ---             ----              ---

YEAR ENDED DECEMBER 31, 1997

1st Quarter                                    2 5/32          11/16           2 7/32            13/16
2nd Quarter                                   1 15/32           9/16          1 11/16              5/8
3rd Quarter                                     1 5/8           5/16          1 21/32              3/8
4th Quarter                                     1 1/2          29/32          1 19/32            15/16

YEAR ENDED DECEMBER 31, 1998

1st Quarter                                     1 1/4          15/32           1 5/16            17/32
2nd Quarter                                     1 1/8          15/32           1 3/16            17/32
3rd Quarter                                      9/16          15/64              5/8              1/4
4th Quarter                                     11/32           3/16              3/8            13/64

YEAR ENDING DECEMBER 31, 1999

1st Quarter                                     15/64            1/8            17/64             5/32

         The bid and asked sales prices of the Common Stock, as traded in the over-the-counter market, on April 9, 1999, were approximately $0.10 and $0.13, respectively. These prices are based upon quotations between dealers, without adjustments for retail mark-ups, mark-downs or commissions, and therefore may not represent actual transactions.

         No dividend has been declared or paid by the Company since inception. The Company does not anticipate that any dividends will be declared or paid in the future.

         The transfer agent for the Company is American Securities Transfer, Inc., 938 Quail Street, Suite 101, Denver, Colorado 80215, (303) 234-5300.

CERTAIN ANTI-TAKEOVER PROCEDURAL REQUIREMENTS
---------------------------------------------

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
         ----------------------------------------------------------

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

         OVERVIEW OF PRESENTATION. On May 11, 1996, the Company entered into an Agreement for Exchange of Stock (the "Share Exchange Agreement") with LACD, Victor Gura, M.D., Avraham H. Uncyk, M.D. and Ronald P. Lang, M.D., pursuant to which the Company issued an aggregate of 4,234,128 shares of the Company's

Common Stock in exchange for 100% of the issued and outstanding shares of common stock of LACD. In connection with the closing of the Share Exchange Agreement, LACD became the principal operating subsidiary of the Company. On May 28, 1996, the Company changed its name to "National Quality Care, Inc."

         Since approximately May 1996, the focus of the Company's principal business operations has been the providing of high-quality integrated dialysis services for patients suffering from ESRD.

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

         RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997. Total income for the year ended December 31, 1998 increased approximately 15% to $3,931,576 from $3,424,691 for the year ended December 31, 1997. Medical service revenue for the year ended December 31, 1998 increased approximately 16% to $3,659,876 from $3,152,991 for the year ended December 31, 1997. This increase primarily resulted from an increase in volume of outpatient treatments, which was partially offset by a decrease in inpatient revenues primarily resulting from lower inpatient treatment rates arising from an industry wide pricing change. In addition, the Company received rental income of $271,700 during the years ended December 31, 1998 and December 31, 1997 from certain real property owned by the Company in Los Angeles, California utilized by a non-affiliate as a hospital facility. See "Item 2 - Description of Properties."

         Total operating expenses during the year ended December 31, 1998 increased 25% to $4,075,282 from $3,260,138 during the year ended December 31, 1997. Total operating expenses include: (i) cost of medical services, (ii) selling, general and administrative expenses, (iii) depreciation and amortization, and (iv) rental expenses, as follows:

         Cost of medical services during the year ended December 31, 1998 increased approximately 28% to $2,789,784 from $2,171,005 during the year ended December 31, 1997. This increase primarily resulted from the increase in medical supplies utilized in the Company's business operations due to the increase in volume of outpatient dialysis services. Additionally, the lower rates charged by the Company for inpatient treatments, which were dictated by the marketplace, and the expenses associated with the commencement of operations of the new dialysis facility opened in 1997, were the primary reasons for the rate of increase in the costs for the services exceeding that of revenues.

         Selling, general and administrative expenses during the year ended December 31, 1998 increased approximately 15% to $1,092,770 from $951,946 during the year ended December 31, 1997. The increase stems in large part to (i) a provision for doubtful accounts receivable of $120,000 taken in 1998 and (ii) an increase in professional services fees of $79,000.

         Depreciation and amortization during the years ended December 31, 1998 and December 31, 1997 increased approximately 79% to $126,500 from $70,617. This increase was primarily due to the recording of a capital lease in the amount of $275,251 in 1998.

         Rental expenses during the year ended December 31, 1998 and 1997 remained constant at approximately $66,000 per year. See "Item 2 - Description of Properties."

         Other expenses increased during the year ended December 31, 1998 to $727,444 from $529,295 during the year ended December 31, 1997. This increase in other expenses between the respective years resulted primarily from: (i) a valuation allowance of $499,000 on a note receivable from a significant shareholder of the Company, which represents an increase of $279,000 over an allowance of $220,000 taken in 1997 relating to the sale of the Company's business prior to the Share Exchange Agreement, (ii) a decrease of $70,000 in interest income, and (iii) an increase of $41,000 in interest expense, primarily due to the recording of a capital lease in 1998. These increases were partially offset by the decrease in other expenses as compared to 1997 stemming primarily from non-recurring expenses in 1997 relating to the Company's business operations prior to the Share Exchange Agreement and costs related to the Share Exchange Agreement. See "Item 12 - Certain Relationships and Related Transactions."

         As a result of the foregoing, the Company experienced a net loss of $872,750 during the year ended December 31, 1998, as compared to a net loss of $366,342 during the year ended December 31, 1997. Loss from operations during the year ended December 31, 1998 was $143,706 compared to income of $164,553 during the year ended December 31, 1997. This decrease in income from operations primarily resulted from increased expenses relating to the support of the new dialysis center that was opened in September, 1997 and from a reduction in reimbursement by the hospitals on its inpatient dialysis business arising from industry wide pricing changes. However, this segment of the Company's business remains profitable. The Company experienced operating losses in the fourth quarter of 1997 and the first two quarters of 1998. During the last six months of 1998, the Company generated loss from operations of $62,202, including a provision for doubtful accounts receivable of $120,000 at December 31, 1998. The improvement in income from operations for the last six months of 1998 resulted from an increase in inpatient services, as well as chronic dialysis business, from the first six months of 1998. Management believes that the Company will generate income from operations in 1999, based on the results of operations in the second half of 1998. Although the Company believes that some of the expenses related to the new dialysis facility may not be recurring expenses, there can be no assurances that comparable amounts of expenses may not arise in connection with the development of the Company's proposed business plan, particularly as may relate to any financing, acquisitions or development which may occur. However, the Company's proposed business plan contemplates the growth of revenues in connection with the Company's expansion strategy. There can be no assurance that the Company's acquisition strategy will create operating synergies with any proposed acquisitions or development target or result in profitable operations. See "Liquidity and Capital Resources."

         As of December 31, 1998, the Company had net operating loss carryforwards totaling approximately $ 4,700,000 and $2,000,000 for federal and state income tax purposes, respectively, which are available to offset future federal taxable income, if any, through 2013. The federal and state net operating loss carryforwards include $3,700,000 and $1,500,000 respectively, of losses, which are limited by IRC Section 382. However, such limitations have not yet been quantified. Utilization of the Company's net operating loss may be subject to limitation under certain circumstances.

         LIQUIDITY AND CAPITAL RESOURCES. At December 31, 1998, the ratio of current assets to current liabilities was 0.53 to 1.00 compared to 0.54 to 1.00 at December 31, 1997.

         The Company's cash flow needs for the year ended December 31, 1998 were primarily provided from proceeds from operations and from debt financing. The Company had a working capital deficit of approximately $683,000 at December 31, 1998. A note receivable of $642,000 was written down to $143,000 on the Company's financial statements and classified as a contra equity. The working capital deficit at December 31, 1997 was approximately $395,000. Management believes that, as of December 31, 1998, and for the foreseeable future, the Company will be able to finance costs of current levels of operations from revenues and loans currently in place.

         Cash and cash equivalents were $27,754 as of December 31, 1998, as compared to $39,220 as of December 31, 1997. This decrease was primarily attributable to the expenditure of funds in connection with the operation of the new dialysis facility opened in September 1997.

         As of December 31, 1998, the Company had borrowings in the aggregate amount of $2,249,854, of which short-term borrowings accounted for $202,075. As of December 31, 1997, the Company had total borrowings of $1,933,677, of which short-term borrowings accounted for $63,483. The increase relates primarily to the recording of capital lease obligations with a balance of $256,261 at December 31, 1998, the acquisition of a $100,000 five (5) year bank term loan and a revolving line of credit of $50,000.

         As of October 18, 1996, the Company completed the sale (the "Warehouse Sale") of certain real estate and other assets, related to the Company's prior business operation of a potato warehouse (the "Warehouse Assets") in Monte Vista, Colorado, to certain former affiliates of the Company for the purchase price of approximately $1,415,000. The purchase price was paid in the form of $550,000 in cash and two (2) promissory notes in the aggregate amount of approximately $865,000 (subject to certain adjustments), and secured by a pledge of 570,206 shares of Common Stock.

         As of April 15, 1997, the obligors on the promissory notes assigned 630,206 of the shares of Common Stock to a third party, who executed a promissory note payable to the Company in the principal amount of approximately $865,000, bearing interest at the rate of 8% PER ANNUM, and due and payable on or before February 23, 2000. Further, the assignee of the shares agreed to pay the additional sum of approximately $135,000 on the due date of the $865,000 promissory note as additional consideration for the Company's agreement to consent to the assignment of the 630,206 shares. The promissory notes executed by the initial obligors were cancelled. Through December 31, 1997, the Company received $76,800, including principal and accrued interest, on such obligations through the liquidation of 60,000 of the pledged shares of Common Stock in 1997. The Company did not receive any payment on the note in 1998. The obligations owing to the Company on these amounts by the assignee of shares are secured by the 570,206 shares of Common Stock which are currently held in escrow. The Company has placed a valuation allowance of $719,000 on the note receivable as of December 31, 1998 ($499,000 of which was charged in fiscal year 1998), in part, due to the decrease in the market price of the shares of Common Stock, which secure the repayment of the obligation. There can be no assurances that all amounts of the obligations will be recovered from the liquidation of such shares or from other assets of the obligor. See "Item 11- Security Ownership of Certain Beneficial Owners and Management" and "Item 12 - Certain Relationships and Related Transactions."

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

         The Company has a demand note receivable from Medipace, an affiliate of the Company's principal stockholders and two (2) of the Company directors and executive officers, in the principal amount of $121,151, dated September 17, 1997, bearing interest at the rate of 8% PER ANNUM. As of December 31, 1998, the principal and interest amount of the promissory note remaining payable was $126,235. See "Item 12 - Certain Relationships and Related Transactions."

         The Company's current business plan includes a strategy to expand as a provider of dialysis services through the development of new dialysis facilities and the acquisition of additional facilities and other strategically related health care services in selected markets. The market for such acquisition prospects is highly competitive and management expects that certain potential acquirors will have significantly greater capital than the Company. The Company experienced a net loss of $872,750 and a loss from operations of $143,706 during the year ended December 31, 1998. The Company has suffered recurring losses and had a working capital deficit of approximately $683,000 at December 31, 1998. The 1998 net loss was partially attributable to the operation of the new dialysis facility opened in September, 1997. Although the Company experienced improvement in income from operations in the last six (6) months of 1998, as compared to the initial six (6) months of 1998, profitable operations will be necessary to sustain the business on an on-going basis, unless the Company obtains additional financing from external sources. There can be no assurances that the Company will experience profitable operations or obtain additional financing in the future.

         Based on the acquisition of new contracts to provide inpatient services and the increase inpatient visits overall, the Company believes that it will be able to finance the costs of its operations, including the payment of obligations as they come due, from existing cash, cash generated by operations and from loans currently in place. However, the Company does not currently generate sufficient cash flow to finance any such expansion plans rapidly. In order to finance more rapid expansion plans, the Company will require financing from external sources. The Company does not have any commitment for such financing and there can be no assurances that the Company will be able to obtain any such financing on terms favorable to the Company or at all. In the event the Company cannot obtain such additional financing, the Company may be unable to achieve its proposed expansion strategy.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.
------------------------------------------

         FASB recently issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted as of December 31, 1999. SFAS No. 133 establishes standards for reporting financial and descriptive information regarding derivatives and hedging activity. Since the Company does not have any derivative instruments, this standard will have no impact on the Company's financial position or results of operations.

         The American Institute of Certified Public Accountants ("AICPA") recently issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," which provides guidance concerning recognition and measurement of costs associated with developing or acquiring software for internal use. In 1998, the AICPA also issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which provides guidance concerning the costs of start-up activities. For accounting purposes, start-up activities are defined as one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory or with a new class of customer, initiating a new process in an existing facility, or commencing some new operation. Both pronouncements are effective for financial statements of years beginning after December 15, 1998, with earlier adoption encouraged. Management does not believe the adoption of these pronouncements will have a material impact on the financial statements.

YEAR 2000

         The Company has developed plans to address issues related to the impact on its computer systems for the Year 2000. The Company has established a task force with representatives from its operating units and financial management. Financial and operational systems have been assessed and plans have been developed to address systems modification requirements.

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

         The Company's business relies heavily upon its ability to obtain reimbursement from third party payors, including Medicare, Medicaid and private insurers. HCFA has testified to a committee of the U.S. House of Representatives that it is far behind in remedying Year 2000 problems. The failure of HCFA, Medicare intermediaries, Medicaid payors or any of the Company's other significant third party payors to remedy Year 2000 related problems could result in a delay in the Company's receipt of payments for services, which could have a material adverse impact on the Company's earnings, financial condition and business. Furthermore, a delay in receiving supplies from certain vendors could hinder the Company's ability to provide services to patients, which could have a material adverse impact on the Company's earnings, financial condition and business. Presently, the Company cannot assess whether these governmental agencies will be prepared for the Year 2000. This may result in a material impact to the Company. The Company will assess the capabilities of its non-governmental customers in the second quarter of 1999 with continued follow up thereafter.

         The Company is aware that its dialysis and other medical systems may include imbedded chips that process dates and date-sensitive material. These imbedded chips are both difficult to identify in all instances and difficult to repair. Often, total replacement of the chips is necessary. The manufacturer of the majority of this equipment has certified it to be Year 2000 compliant. If such systems should fail, there could be a material adverse impact on the Company's earnings, financial condition and business.

ITEM 7.  FINANCIAL STATEMENTS.
         ---------------------

         The financial statements required by this Item 7 are included elsewhere in this Report and incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE.
        ---------------------

         1997 CHANGE IN ACCOUNTANTS. By letter dated December 12, 1997, the Company terminated Singer Lewak Greenbaum & Goldstein LLP as independent certified public accountants for the Company.

         The Company's former independent certified public accountants' report covering the fiscal year ended December 31, 1996 did not include an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the two (2) most recent fiscal years and during any subsequent interim periods preceding such termination, there has not developed any disagreement between such former independent certified public accountants and management of the Company or other reportable events which have not been resolved to the Company's former independent certified public accountants' satisfaction.

         As of December 12, 1997, the Company engaged KPMG LLP, as the Company's independent auditors to replace Singer Lewak Greenbaum & Goldstein LLP, whose report with respect to the Company's consolidated financial statements for the fiscal years ended December 31, 1998 and 1997, has been included in this Report.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        -------------------------------------------------------------
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
        --------------------------------------------------

         The response to this Item is to be contained in the Company's Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, to be filed with the Commission, on or before April 30, 1999 (the "Proxy Statement"), or if not filed by such date, in an amendment to this Report to be filed on or before such date, under the caption of "Election of Directors," and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.
          -----------------------

         The response to this Item is to be contained in the Company's Proxy Statement, or if not filed by April 30, 1999, in an amendment to this Report to be filed on or before such date under the caption "Compensation of Executive Officers," and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------------------------------------

         The response to this Item is to be contained in the Company's Proxy Statement, or if not filed by April 30, 1999, in an amendment to this Report to be filed on or before such date under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

         The response to this Item is to be contained in the Company's Proxy Statement, or if not filed by April 30, 1999, in an amendment to this Report to be filed on or before such date under the caption "Certain Relationships and Related Transactions," and is incorporated herein by reference.


                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

A.       FINANCIAL STATEMENTS
         --------------------

         Consolidated balance sheets of National Quality Care, Inc. and subsidiary as of December 31, 1998 and 1997, and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended.

B.       REPORTS ON FORM 8-K
         -------------------

         The Company did not file any Current Reports on Form 8-K during the quarterly period ended December 31, 1998.

C.       OTHER EXHIBITS
         --------------

         16.1      Letter RE Change in Certifying Accountant of Singer Lewak
                   Greenbaum & Goldstein LLP, dated December 15, 1997(1)
         23.1      Consent of KPMG LLP, dated April 15, 1999
         27        Financial Data Schedule

-----------------------

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

         The Company incorporates by reference in this Report the following items to be contained in the Proxy Statement, or if not filed by April 30, 1999, in an amendment to this Report to be filed on or before such date under the captions set forth below:

   1.   ITEM 9.   Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange Act
   2.   ITEM 10.  Executive Compensation
   3.   ITEM 11.  Security Ownership of Certain Beneficial Owners and Management
   4.   ITEM 12.  Certain Relationships and Related Transactions

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NATIONAL QUALITY CARE, INC.


     Dated: April 15, 1999             By:  /s/ Victor Gura, M.D.
                                          --------------------------------------
                                            Victor Gura, M.D.
                                            Chief Executive Officer and Director

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

                                       NATIONAL QUALITY CARE, INC.



     Dated: April 15, 1999             By:  /s/ Victor Gura, M.D.
                                          --------------------------------------
                                            Victor Gura, M.D.
                                            Chief Executive Officer and Director



     Dated: April 15, 1999             By:  /s/ Ron Berkowitz
                                          --------------------------------------
                                            Ron Berkowitz
                                            Chief Financial Officer



     Dated: April 15, 1999             By:  /s/ Ronald P. Lang, M.D.
                                          --------------------------------------
                                            Ronald P. Lang, M.D.
                                            Director



     Dated: April 15, 1999             By:  /s/ Jose Spiwak, M.D.
                                          --------------------------------------
                                            Jose Spiwak, M.D.
                                            Director



     Dated: April 15, 1999             By:  /s/ Melinda McIntyre-Kolpin
                                          --------------------------------------
                                            Melinda McIntyre-Kolpin
                                            Director

                           NATIONAL QUALITY CARE, INC.
                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                           December 31, 1998 and 1997

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
National Quality Care, Inc.:


We have audited the accompanying consolidated balance sheets of National Quality Care, Inc. and subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Quality Care, Inc. and subsidiary as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



KPMG LLP




Los Angeles, California
February 26, 1999


                           NATIONAL QUALITY CARE, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997



                                    ASSETS                                               1998              1997
                                                                                   ---------------   ---------------

Current assets:
     Cash and cash equivalents                                                     $       27,754    $       39,220
     Accounts receivable, net of allowance for doubtful accounts
        of $170,000 in 1998 and $75,000 in 1997 (note 4)                                  651,354           340,497
     Supplies inventory                                                                    54,539            46,723
     Other current assets                                                                  50,521            30,537
                                                                                   ---------------   ---------------

                 Total current assets                                                     784,168           456,977

Property, plant and equipment, net (notes 3, 4 and 6)                                   2,713,800         2,561,510
Note receivable - related parties (note 2)                                                     --           641,790
Deposits and other long-term assets (note 6)                                               64,006            54,231
                                                                                   ---------------   ---------------

                 Total assets                                                      $    3,561,974    $    3,714,508
                                                                                   ===============   ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                              $      998,561    $      595,380
     Accrued expenses                                                                     266,374           192,718
     Current portion of long-term debt (note 4)                                           202,075            63,483
                                                                                   ---------------   ---------------

                 Total current liabilities                                              1,467,010           851,581

Long-term debt, net of current portion (note 4)                                         2,047,779         1,870,194
                                                                                   ---------------   ---------------

                 Total liabilities                                                      3,514,789         2,721,775
                                                                                   ---------------   ---------------

Stockholders' equity (note 5):
     Preferred stock, $.01 par value.  Authorized 5,000,000 shares;
        no shares issued and outstanding                                                       --                --
     Common stock, $.01 par value.  Authorized 50,000,000 shares;
        issued and outstanding 9,814,878 and 9,555,710 shares in
        1998 and 1997, respectively                                                        98,148            95,556
     Additional paid-in capital                                                         2,163,407         2,086,394
     Notes receivable from stockholders (note 2)                                         (269,025)         (116,622)
     Accumulated deficit                                                               (1,945,345)       (1,072,595)
                                                                                   ---------------   ---------------

                 Total stockholders' equity                                                47,185           992,733

Commitments and contingencies (note 6)
Subsequent event (note 10)
                                                                                   ---------------   ---------------

                 Total liabilities and stockholders' equity                        $    3,561,974    $    3,714,508
                                                                                   ===============   ===============

See accompanying notes to consolidated financial statements.


                           NATIONAL QUALITY CARE, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations

                     Years ended December 31, 1998 and 1997

                                                                                         1998              1997
                                                                                   ---------------   ---------------

Income:
     Medical service revenue                                                       $    3,659,876    $    3,152,991
     Rental income (note 6)                                                               271,700           271,700
                                                                                   ---------------   ---------------
                 Total income                                                           3,931,576         3,424,691
                                                                                   ---------------   ---------------

Operating expenses:
     Cost of medical services                                                           2,789,784         2,171,005
     Selling, general and administrative                                                1,092,770           951,946
     Depreciation and amortization                                                        126,500            70,617
     Rent and other (note 6)                                                               66,228            66,570
                                                                                   ---------------   ---------------
                 Total operating expenses                                               4,075,282         3,260,138
                                                                                   ---------------   ---------------
                 Income (loss) from operations                                           (143,706)          164,553
                                                                                   ---------------   ---------------

Other income (expense):
     Interest expense                                                                    (251,045)         (210,049)
     Valuation allowance on note receivable (note 2)                                     (499,000)         (220,000)
     Interest income                                                                        9,613            79,086
     Other income (expense), net (note 6)                                                  12,988          (178,332)
                                                                                   ---------------   ---------------
                 Total other expense                                                     (727,444)         (529,295)
                                                                                   ---------------   ---------------
                 Loss before provision for income taxes                                  (871,150)         (364,742)
Provision for income taxes (note 7)                                                         1,600             1,600
                                                                                   ---------------   ---------------
                 Net loss                                                          $     (872,750)   $     (366,342)
                                                                                   ===============   ===============
Basic and diluted loss per common share (note 9)                                   $        (0.09)   $        (0.04)
                                                                                   ===============   ===============
Weighted average number of common shares outstanding                               $    9,750,000    $    8,867,000
                                                                                   ===============   ===============


See accompanying notes to consolidated financial statements.

                           NATIONAL QUALITY CARE, INC.
                                 AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                     Years ended December 31, 1998 and 1997

                                                                                           NOTES
                                               COMMON STOCK                              RECEIVABLE
                                       ---------------------------      ADDITIONAL          FROM
                                          SHARES         AMOUNT       PAID-IN CAPITAL    STOCKHOLDER
                                       ------------   ------------    ---------------   ------------
Balance, December 31, 1996               7,815,471    $    78,154          1,508,009       (118,044)

Conversion of debt to equity               200,000          2,000            208,000             --

Options exercised:
    For services rendered                1,449,739         14,497             92,703             --
    For cash                                90,500            905             19,260             --

Stock options issued for
    services rendered                           --             --            258,422             --

Payment on notes receivable
    from stockholder                            --             --                 --          1,422

Net loss                                        --             --                 --             --
                                       ------------   ------------    ---------------   ------------
Balance, December 31, 1997               9,555,710         95,556          2,086,394       (116,622)

Options issued and exercised:
    For services rendered                  196,668          1,967             62,513             --
    For cash                                62,500            625             14,500             --

Notes receivable from stockholder
    secured by stock                            --             --                 --       (142,790)

Interest income on notes receivable
    from stockholder (interest)                 --             --                 --         (9,613)

Net loss                                        --             --                 --             --
                                       ------------   ------------    ---------------   ------------
Balance, December 31, 1998               9,814,878    $    98,148          2,163,407       (269,025)
                                       ============   ============    ===============   ============

(continued below)

                                        ACCUMULATED
                                          DEFICIT         TOTAL
                                       -------------   ------------
Balance, December 31, 1996                 (706,253)       761,866

Conversion of debt to equity                     --        210,000

Options exercised:
    For services rendered                        --        107,200
    For cash                                     --         20,165

Stock options issued for
    services rendered                            --        258,422

Payment on notes receivable
    from stockholder                             --          1,422

Net loss                                   (366,342)      (366,342)
                                       -------------   ------------
Balance, December 31, 1997               (1,072,595)       992,733

Options issued and exercised:
    For services rendered                        --         64,480
    For cash                                     --         15,125

Notes receivable from stockholder
    secured by stock                             --       (142,790)

Interest income on notes receivable
    from stockholder (interest)                  --         (9,613)

Net loss                                   (872,750)      (872,750)
                                       -------------   ------------
Balance, December 31, 1998               (1,945,345)        47,185
                                       =============   ============


See accompanying notes to consolidated financial statements.


                           NATIONAL QUALITY CARE, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 1998 and 1997

                                                                                       1998             1997
                                                                                 ---------------   ---------------
Cash flows from operating activities:
    Net loss                                                                     $     (872,749)   $     (366,342)
    Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
          Depreciation and amortization                                                 171,024           115,141
          Issuance of common stock and stock options for services                        64,480           365,622
          Valuation allowance on note receivable                                        499,000           220,000
          (Increase) decrease in:
             Accounts receivable                                                       (310,857)           (5,570)
             Supplies inventory                                                          (7,816)          (33,601)
             Other assets                                                               (35,924)           22,937
          Increase (decrease) in:
             Accounts payable                                                           403,179           146,859
             Accrued expenses                                                            73,656          (100,879)
                                                                                 ---------------   ---------------
                   Net cash provided by (used in) operating activities                  (16,007)          364,167
                                                                                 ---------------   ---------------
Cash flows from investing activities:
    Purchase of building and equipment                                                  (17,459)         (247,465)
    Increase in deposits                                                                     --            (1,300)
    Payments (interest accrued) on notes receivable from stockholder                     (9,613)            1,422
    Payments on note receivable from related parties                                         --             3,412
                                                                                 ---------------   ---------------
                   Net cash used in investing activities                                (27,072)         (243,931)
                                                                                 ---------------   ---------------
Cash flows from financing activities:
    Proceeds from issuance of debt                                                      150,000                --
    Repayment of long-term debt                                                        (133,512)         (249,593)
    Proceeds from issuance of long-term debt                                                 --            26,600
    Proceeds from exercise of stock options                                              15,125                --
    Proceeds from sale of common stock                                                       --            20,165
                                                                                 ---------------   ---------------
                   Net cash provided by (used in) financing activities                   31,613          (202,828)
                                                                                 ---------------   ---------------
                   Net decrease in cash and cash equivalents                            (11,466)          (82,592)
Cash and cash equivalents, beginning of year                                             39,220           121,812
                                                                                 ---------------   ---------------
Cash and cash equivalents, end of year                                           $       27,754    $       39,220
                                                                                 ===============   ===============
Supplemental disclosures of cash flow information: Cash paid during the year for:
       Interest                                                                  $      251,045    $      205,567
       Income taxes                                                                       1,600             1,600
                                                                                 ===============   ===============

Supplemental schedule of noncash investing and financing activities:
    The Company recorded $299,689 of acquired equipment and related capital lease obligations in 1998. During 1997, current debt of $200,000 and accrued interest of $10,000 were converted to 200,000 shares of common stock.
    During 1998 and 1997, the Company granted stock options of 121,668 and 283,422, respectively, in exchange for services rendered with a fair value of $64,480 and $258,422, respectively.
    During 1998, the Company issued 259,168 shares, which included shares issued from the exercise of options granted in 1998 and 1997.

See accompanying notes to consolidated financial statements.

                           NATIONAL QUALITY CARE, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997



(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    ORGANIZATION AND LINE OF BUSINESS

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

       (b)    PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts of National Quality Care, Inc. and its wholly owned subsidiary, Los Angeles Community Dialysis, Inc. All material intercompany transactions and balances have been eliminated.

       (c)    USE OF ESTIMATES

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

       (d)    CASH EQUIVALENTS

              For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

       (e)    BUILDING AND EQUIPMENT

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

                   Building                            30 years
                   Medical equipment                   7 to 10 years
                   Office equipment                    5 years
                   Leasehold improvements              10 years


              Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of building and equipment are reflected in the consolidated statements of operations when incurred.


                                       6                             (Continued)

                           NATIONAL QUALITY CARE, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

       (f)    PATIENT REVENUE RECOGNITION

              Medical service revenue consists of net patient service revenues, which are based on the Company's established billing rates less allowances and discounts principally for patients covered by Medicare, Medi-Cal and other contractual programs. Payments under these programs are based on either predetermined rates or the costs of services. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. These contractual allowances and discounts are reduced from accounts receivable in the accompanying consolidated balance sheets.

              The Medicare and Medi-Cal programs, which are the largest payors for services rendered by the Company, combined to account for approximately 65% and 63% of the Company's net revenues for the years ended December 31, 1998 and 1997, respectively.

              The Company is a party to nonexclusive agreements with certain third-party payors (one of which accounted for approximately 12% of the Company's net operating revenues in fiscal 1998), and termination of such third-party agreements could have an adverse effect on the Company.

       (g)    IMPAIRMENT OF LONG-LIVED ASSETS

              Long-lived assets are reviewed for impairment in value based upon undiscounted future operating cash flows, and appropriate losses are recognized whenever circumstances exist which indicate the carrying amount of an asset may not be recovered.

       (h)    STOCK-BASED COMPENSATION

              The Company measures stock-based compensation for grants to employees using the intrinsic-value method, which assumes that options granted at market price at the date of grant have no intrinsic value. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), pro forma net loss and loss per share are presented in note 5 as if the fair-value method had been applied.

       (i)    FAIR VALUE OF FINANCIAL INSTRUMENTS

              The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for long-term debt also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.


                                       7                             (Continued)

                           NATIONAL QUALITY CARE, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


       (j)    INCOME TAXES

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

       (k)    RECLASSIFICATIONS

              Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.

       (l)    NEW ACCOUNTING STANDARDS

              The Company will be required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as of December 31, 1999. SFAS No. 133 establishes standards for reporting financial and descriptive information regarding derivatives and hedging activity. Since the Company does not have any derivative instruments, this standard will have no impact on the Company's financial position or results of operations.

              In 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," which provides guidance concerning recognition and measurement of costs associated with developing or acquiring software for internal use. In 1998, the AICPA also issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which provides guidance concerning the costs of start-up activities. For accounting purposes, start-up activities are defined as one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory or with a new class of customer, initiating a new process in an existing facility, or commencing some new operation. Both pronouncements are effective for financial statements of years beginning after December 15, 1998, with earlier adoption encouraged. Management does not believe that adoption of these pronouncements will have a material impact on the financial statements.

              In 1997, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 required that items of comprehensive income be classified separately in the financial statements and the accumulated balance of comprehensive income items be reported separately from retained earnings and paid-in capital in the equity section of the balance sheet. The Company has no elements of other comprehensive income. SFAS No. 131 required that financial and descriptive information about operating segments be reported. The Company operates in one operating segment as noted above.


                                       8                             (Continued)

                           NATIONAL QUALITY CARE, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

       (m)    LIQUIDITY

              The Company has suffered recurring losses and has a working capital deficit of $682,842 at December 31, 1998. The 1998 net loss was partially attributable to the unprofitable operations of a facility that was opened late in 1997. In addition to the new facility, the Company has entered into two contracts with other entities to provide acute care services to a long-term care facility and a hospital. Based on the continued growth of the new facility and growth in acute care contracts, the Company believes that it will be able to finance the costs of its operations, including the payment of obligations as they come due, from existing cash and cash generated by operations.

(2)    RELATED PARTY TRANSACTIONS

       The Company has an 8% unsecured demand note receivable from a stockholder, with monthly installments of $4,580 and the balance due March 2000. Two payments totaling $9,160 were received in 1997 and were applied to interest and principal of $7,738 and $1,422, respectively. The outstanding balance is presented as an offset to stockholders' equity. No payments were received in 1998. Interest of $9,613 was accrued on the outstanding balance in 1998.

       During 1996, the Company sold certain assets for no gain or loss to former affiliates for $71,219 of cash, net of encumbrances paid on those assets of $478,781 and promissory notes totaling $865,202 that bore 8% interest and were due September 1996. The notes were collateralized by approximately 648,000 shares of the Company's common stock and were in default at December 31, 1996. Subsequently, the notes were assumed by a third party, who purchased, from the affiliate, approximately 630,000 of the common shares. The third party executed an additional $135,000 non-interest bearing note to the Company, which is fully reserved. Both notes, secured by the common shares, were due but not paid in February 1999. During 1997, 60,000 common shares were sold and the proceeds were applied to reduce principal and accrued interest by $3,412 and $73,388, respectively. No payments were received in 1998. As the balance is secured solely by the common shares, the net remaining balance was recorded as an offset to stockholders' equity as of December 31, 1998. The Company has provided for a valuation allowance of $719,000 and $220,000 on the $861,790 note to reserve for the difference between the approximate fair value of the collateral and the book value of the note at December 31, 1998 and 1997, respectively.


                                       9                             (Continued)

                           NATIONAL QUALITY CARE, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


(3)    PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment as of December 31, 1998 and 1997 consist of the following:

                                                              1998                1997
                                                       -----------------    -----------------

      Land                                             $        855,897     $        855,897
      Building                                                1,338,710            1,338,710
      Medical equipment                                         803,484              503,794
      Leasehold improvements                                    158,372              158,372
      Office furniture and equipment                             58,228               40,769
                                                       -----------------    -----------------

                                                              3,214,691            2,897,542
      Less accumulated depreciation and
          amortization                                          500,890              336,032
                                                       -----------------    -----------------

                    Total                              $      2,713,801     $      2,561,510
                                                       =================    =================


       Depreciation and amortization expense for the years ended December 31, 1998 and 1997 was $107,518 and $108,875, respectively. Medical equipment includes $471,140 of equipment under capitalized leases and had accumulated amortization of $87,344 and $12,859 at December 31, 1998 and 1997, respectively.


                                       10                            (Continued)

                           NATIONAL QUALITY CARE, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


(4)    NOTES PAYABLE

       Notes payable and long-term debt at December 31, 1998 and 1997 consist of the following:

                                                                                         1998              1997
                                                                                   ---------------   ---------------

      Notes payable in monthly installments of $20,293, including interest at prime plus 2% (10.00% at December 31, 1998) per annum, through
          May 2006, collateralized by land, building and equipment and assignment of $2,000,000 in life insurance of, and guaranteed by,
          two majority stockholders                                                $    1,717,069    $    1,760,256
      Term loan, due in monthly installments of $1,667 plus interest at 1.50%
          over the bank's index rate (9.25% at December 31, 1998).  Final
          installment due on April 30, 2003                                                86,664                --
      Revolving line of credit, secured by accounts receivable and personal guarantees by the Company's stockholders.  The note is payable in interest-only payments at 1.50% over the bank's index rate (9.25% at
          December 31, 1998).  Principal is due on April 30, 1999                          50,000                --
      Note payable, due in monthly installments of $858, including interest at
          10% with the unpaid balance due August 2000, secured by equipment                15,751            24,022
      Capitalized lease obligation, monthly installments of $643, including
          interest at 13%, due October 31, 2002, collateralized by equipment               24,438                --
      Capitalized lease obligations, due in aggregate monthly installments of
          $3,488, including interest at 12%, due December 2001, collateralized
          by equipment                                                                    124,109           149,399
      Capitalized lease obligations, due in aggregate monthly installments of
          $6,894, including interest at 15%, due December 2002, collateralized
          by equipment                                                                    231,823                --
                                                                                   ---------------   ---------------

                                                                                        2,249,854         1,933,677

      Less current portion                                                                202,075            63,483
                                                                                   ---------------   ----------------

                    Long-term debt, net of current portion                         $    2,047,779    $    1,870,194
                                                                                   ===============   ===============


       The Company was not in compliance with all covenants of the revolving line of credit at December 31, 1998. As a result, it agreed to renegotiate with the Bank the line to a term loan, due April 30, 2000.




                                       11                            (Continued)

                           NATIONAL QUALITY CARE, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


       The following is a schedule by years of future maturities of long-term debt:

             Year ending December 31:
                 1999                                       $      202,075
                 2000                                              164,713
                 2001                                              176,949
                 2002                                              153,544
                 2003                                               65,878
                 Thereafter                                      1,486,695
                                                            ---------------

                    Total                                   $    2,249,854
                                                            ===============

(5)    STOCK-BASED COMPENSATION

       The Company has granted options and warrants to acquire stock under two plans and various other grants made directly to certain parties for incentive compensation and as compensation for services rendered or to be rendered. As of December 31, 1998, an aggregate of approximately 4,293,000 shares of stock have been authorized for issuance under these arrangements and substantially all instruments authorized have been issued. The vesting requirements and the term of the options vary widely based on the specific plan or grant. Stock options granted to date expire between two and six years after the original date of grant and vest at date of grant, with the exception of 500,000 warrants, which are exercisable after the Company reaches certain performance measures.

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

       Activity in the Company's stock option and warrant arrangements was as follows (in thousands, except option price data):

                                                                    1998                                  1997
                                                      ----------------------------------   -----------------------------------

                                                                           WEIGHTED                              WEIGHTED
                                                        NUMBER OF           AVERAGE           NUMBER OF           AVERAGE
                                                          SHARES        EXERCISE PRICE         SHARES         EXERCISE PRICE
                                                      ---------------   ----------------   ----------------   ----------------

      Outstanding, beginning of year                           843      $     1.45                1,740       $     1.29

      Options granted                                        1,300             .81                  643              .61
      Options exercised                                       (259)            .93               (1,540)             .37
                                                      ---------------                      ----------------

      Outstanding, end of year                               1,884            1.52                  843             2.45
                                                      ===============                      ================

      Exercisable, end of year                                  27             .18                  343              .90
                                                      ===============   ================   ================   ================


                                       12                            (Continued)

                           NATIONAL QUALITY CARE, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

       The weighted average fair value of options granted during 1998 and 1997 was $.55 and $.23, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% in 1998 and 1997, expected volatility of 130% for 1998 and 160% for 1997, risk-free interest rate of 6% and 7% in 1998 and 1997, respectively, and expected life of 2.5 years for 1998 and 1.7 years for 1997 grants.

       The following tables summarize stock options outstanding at December 31, 1998 and 1997 (shares in thousands):

              1998                                OUTSTANDING                                     EXERCISABLE
      ---------------------  ------------------------------------------------------   -------------------------------------
                                                      AVERAGE
                                   NUMBER            REMAINING         WEIGHTED             NUMBER            WEIGHTED
       RANGE OF EXERCISE       OUTSTANDING AT       CONTRACTUAL        AVERAGE          EXERCISABLE AT         AVERAGE
             PRICES          DECEMBER 31, 1998         LIFE         EXERCISE PRICE    DECEMBER 31, 1998    EXERCISE PRICE
      ---------------------  -------------------  ----------------  ---------------   -------------------  ----------------

      $.18 to $1.00                     1,045     3.3 years         $      .68                      27     $      .18
      1.31 to 3.50                        839     4.0 years               2.58                      --
                             -------------------                                      -------------------

                                        1,884                                                       27
                             ===================                                      ===================


              1997                                OUTSTANDING                                     EXERCISABLE
      ---------------------  ------------------------------------------------------   -------------------------------------
                                                      AVERAGE
                                   NUMBER            REMAINING         WEIGHTED             NUMBER            WEIGHTED
       RANGE OF EXERCISE       OUTSTANDING AT       CONTRACTUAL        AVERAGE          EXERCISABLE AT         AVERAGE
             PRICES          DECEMBER 31, 1997         LIFE         EXERCISE PRICE    DECEMBER 31, 1997    EXERCISE PRICE
      ---------------------  -------------------  ----------------  ---------------   -------------------  ----------------

      $.18 to $1.00                       293     4.8 years         $      .76                     293     $      .76
      1.75 to 3.50                        550     4.6 years               3.34                      50           1.75
                             -------------------                                      -------------------

                                          843                                                      343
                             ===================                                      ===================


       The Company acquired services from nonemployees by granting stock-based compensation and recognized compensation expense based on the fair value of services rendered of $64,480 and $365,622 in 1998 and 1997, respectively. Had compensation expense for the Company's employee stock-based compensation plans been recognized based upon the fair value of the awards granted, as prescribed under SFAS No. 123, the Company's pro forma net loss would have been approximately $(874,000) or $(.09) for basic and diluted loss per share in 1998 and $(386,000) or $(.04) in 1997. The pro forma effects are not indicative of future amounts. The Company expects to grant additional awards in future years.

       The Black-Scholes option pricing valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The assumptions for expected life and volatility that are required by the model are highly subjective. The Company does not believe the pro forma results of operations are representational of the fair value of stock-based compensation.


                                       13                            (Continued)

                           NATIONAL QUALITY CARE, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

(6)    COMMITMENTS AND CONTINGENCIES

       (a)    OPERATING LEASES

              The Company has operating lease agreements for its new dialysis unit and for certain equipment. In addition to the specified rent, the property lease provides for the payment of certain building operating expenses over base year amounts. Minimum annual rental commitments under all operating leases are as follows:

                     Year ending December 31:
                         1999                          $      238,483
                         2000                                 211,437
                         2001                                 157,344
                         2002                                 147,744
                         2003                                 138,144
                         Thereafter                           471,992
                                                       ---------------

                                   Total               $    1,365,144
                                                       ===============


              Rent expense was $235,283 and $160,561 for the years ended December 31, 1998 and 1997, respectively.

       (b)    LEASE AND SUBLEASE AGREEMENTS

              During 1996, the Company subleased land and building with a cost of approximately $2,195,000 under a 30-year master lease to a third party who is responsible for paying expenses and servicing the debt associated with the property. The master lease provides minimum rental income of $22,642 per month through 1999. The third party receives $1,000 per year from the Company as compensation, payable in arrears. Rental income exceeding the expenses is held as a reserve deposit, while the Company is responsible for any shortfall.
              The Company recognizes the rental income and expenses.

              The carrying value of the land and building was $2,078,000 and $2,123,000 at December 31, 1998 and 1997, respectively. Depreciation expense of $44,524 was included in rent and other expenses for both 1998 and 1997. The net reserve deposit included in other assets was $34,299 and $11,894 at December 31, 1998 and 1997, respectively.

       (c)    EMPLOYMENT AGREEMENTS

              The Company has employment agreements with certain officers that provide aggregate annual salaries of $270,000, which expire between February 1999 and December 2002.


                                       14                            (Continued)

                           NATIONAL QUALITY CARE, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

       (d)    LITIGATION

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

(7)    INCOME TAXES

       Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate to pretax income from operations as a result of the following:

                                                                                          1998               1997
                                                                                   -----------------   ----------------

      Computed "expected" tax benefit                                              $       (291,500)   $      (124,600)
      Increase (reduction) in income taxes resulting from:
          Change in the beginning-of-the-year balance of the valuation
            allowance for deferred tax assets allocated to income tax expense               335,600          1,499,400
          Adjustment to deferred tax assets for net operating losses not
            previously presented due to potential IRC Section 382 limitations                    --         (1,356,000)
          State and local income taxes, net of Federal income tax benefit                   (52,000)            (4,500)
          Other permanent differences                                                           100              4,000
          Other, net                                                                          9,400            (16,700)
                                                                                   -----------------   ----------------

                                                                                   $          1,600    $         1,600
                                                                                   =================   ================


                                       15                            (Continued)

                           NATIONAL QUALITY CARE, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                                       1998              1997
                                                                 ---------------    ---------------

      Deferred tax assets:
          Note receivable reserve                                $      288,000     $       88,000
          Net operating loss carryforward                             1,714,000          1,571,400
          Start-up cost                                                  59,000             85,000
          Other                                                          54,000             35,000
                                                                 ---------------    ---------------

                    Total gross deferred tax assets                   2,115,000          1,779,400

          Less valuation allowance                                   (2,115,000)        (1,779,400)
                                                                 ---------------    ---------------

                    Net deferred tax assets                      $           --     $           --
                                                                 ===============    ===============


       At December 31, 1998 and 1997, the Company has provided a full valuation allowance for the deferred tax assets since management has not been able to determine that the realization of that asset is more likely than not.

       At December 31, 1998, the Company has net operating loss carryforwards for Federal and state income tax purposes of $4,700,000 and $2,000,000, respectively, which for Federal purposes are available to offset future Federal taxable income, if any, through 2018. The Federal and state net operating loss carryforwards include $3,700,000 and $1,500,000, respectively, of losses, which are limited by IRC Section 382; however, such limitations have not yet been determined.

(8)    EMPLOYEE PROFIT SHARING PLAN

       The Company has a 401(k) profit sharing plan (the Plan) that covers substantially all employees who meet the eligibility requirements of the Plan. Contributions to the Plan are made at the discretion of management and were $3,623 and $2,960 for 1998 and 1997, respectively.

(9)    EARNINGS PER SHARE

       Weighted average shares outstanding for both basic and diluted loss per share during 1998 and 1997 were 9,750,000 and 8,867,000, respectively. The Company has not included the dilutive effect of assumed conversions and exercises of stock options and warrants since the effect of such an inclusion would be antidilutive due to the Company's net loss in 1998 and 1997.

(10)   SUBSEQUENT EVENT

       In January 1999, the Company granted 365,000 stock options after year-end for a term of 5 years at $.20 per share. The fair value of the underlying stock at the date of grant was $.22.