Form 10QSB
period 1999-03-31
NATIONAL QUALITY CARE INC
filed 1999-05-12
CIK 872544

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


                      For the Quarter Ended March 31, 1999

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

                                  YES X NO ___

                The number of shares of common stock outstanding
                         as of May 10, 1999 is 9,814,878.

                           National Quality Care, Inc.

                                Table of Contents


                                                                           Page

Part I.  Financial Information                                               3

         Item 1.     Financial Statements

                     Consolidated Balance Sheets as of
                     March 31, 1999 and December 31, 1998                    4

                     Consolidated Statements of Operations
                     for the Three Months Ended March 31, 1999
                     and 1998                                                5

                     Consolidated Statements of Stockholders'
                     Equity for the Three Months Ended March 31, 1999        6

                     Consolidated Statements of Cash Flows for the
                     Three Months Ended March 31, 1999 and 1998              7

                     Notes to Financial Statements                           8

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations           9

Part II. Other Information

         Item 6.     Exhibits and Reports on Form 8-K                        13

         Signatures                                                          14

                         PART 1 - FINANCIAL INFORMATION



Item 1.  Financial Statements
         --------------------


                                                 NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                                                CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------
                                     ASSETS
                                                                 March 31,    December 31,
                                                                   1999           1998
Current assets
     Cash and cash equivalents                                 $     -----    $    27,754
     Accounts receivable, net of allowance for
         doubtful accounts of $180,000 and $170,000                620,741        651,354
     Supplies inventory                                             74,771         54,539
     Other current assets                                           99,529         50,521
                                                               ------------   ------------

         Total current assets                                      795,041        784,168

Property and equipment, net                                      2,673,543      2,713,800
Deposits and other long-term assets                                 55,883         64,006
                                                               ------------   ------------

         Total assets                                          $ 3,524,467    $ 3,561,974
                                                               ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                          $   827,997    $   998,561
     Accrued expenses                                              210,405        266,374
     Current portion of long-term debt                             316,348        202,075
                                                               ------------   ------------

         Total current liabilities                               1,354,750      1,467,010

Long-term debt, net of current portion                           2,105,269      2,047,779
                                                               ------------   ------------

         Total liabilities                                       3,460,019      3,514,789

Stockholders' equity
     Preferred stock, $.01 par value: 5,000,000 shares
         authorized, no shares issued and outstanding                -----          -----
     Common stock, $.01 par value: 50,000,000 shares
         authorized, 9,814,878 shares issued and outstanding        98,148         98,148
     Additional paid-in capital                                  2,163,407      2,163,407
     Notes receivable from stockholders                           (271,472)      (269,025)
     Accumulated deficit                                        (1,925,635)    (1,945,345)
                                                               ------------   ------------

         Total stockholders' equity                                 64,448         47,185
                                                               ------------   ------------

         Total liabilities and stockholders' equity            $ 3,524,467    $ 3,561,974
                                                               ============   ============


    The accompanying notes are an integral part of these financial statements

                                      NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                            FOR THE THREE MONTHS ENDED MARCH 31,
--------------------------------------------------------------------------------

                                                         1999           1998
                                                     ------------   ------------
Income
     Medical service income                          $   924,814    $   792,577
     Rental income                                        67,565         67,925
                                                     ------------   ------------

         Total income                                    992,379        860,502
                                                     ------------   ------------

Operating expenses
     Cost of medical services                            632,433        547,487
     Selling, general, and administrative                237,864        287,780
     Depreciation and amortization                        30,668         22,140
     Rent and other                                       11,156         11,156
                                                     ------------   ------------

         Total operating expenses                        912,121        868,563
                                                     ------------   ------------

Income (loss) from operations                             80,258         (8,061)

Other income (expense)
     Interest expense                                    (62,995)       (48,432)
     Interest income                                       2,447          2,300
     Other income                                          -----          1,709
                                                     ------------   ------------

         Total other expense                             (60,548)       (44,423)
                                                     ------------   ------------

Income (loss) before provision for income taxes           19,710        (52,484)

Provision for income taxes                                ------          -----
                                                     ------------   ------------

Net income (loss)                                    $    19,710    $   (52,484)
                                                     ============   ============

Basic and diluted income (loss) per share            $      0.00    $     (0.00)
                                                     ============   ============

Weighted average shares outstanding                    9,814,878      9,661,415
                                                     ============   ============



   The accompanying notes are an integral part of these financial statements.



                                                                                 NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                       FOR THE THREE MONTHS ENDED MARCH 31,
---------------------------------------------------------------------------------------------------------------------------

                                            Common Stock             Additional  Receivable     Accumulated       Total
                                        Shares         Amount         Paid-In        From         Deficit
                                                                      Capital    Stockholder
                                      -----------   ------------   ------------  ------------   ------------   ------------

Balance, December 31, 1998            9,814,878    $    98,148    $ 2,163,407   $  (269,025)   $(1,945,345)        47,185


Increase in receivable from
     stockholder (interest)                                                          (2,447)                       (2,447)

Net income                                                                                          19,710         19,710
                                     -----------   ------------   ------------  ------------   ------------   ------------

Balance, March 31, 1998               9,814,878    $    98,148    $ 2,163,407   $  (271,472)   $(1,925,635)   $    64,448
                                     ===========   ============   ============  ============   ============   ============







   The accompanying notes are an integral part of these financial statements.



                                                              NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                    FOR THE THREE MONTHS ENDED MARCH 31,
--------------------------------------------------------------------------------------------------------

                                                                                   1999          1998
                                                                                 ----------   ----------
Cash flows from operating activities
     Net income (loss)                                                           $  19,710    $ (52,484)
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities
              Depreciation and amortization                                         40,257       32,796
              Increase in receivable from stockholder (interest)                    (2,447)      (2,300)
              Issuance of common stock and stock options for services                -----       40,000
         (Increase) decrease in
              Accounts receivable                                                   30,613      (81,650)
              Supplies inventory                                                   (20,232)     (21,146)
              Other current assets                                                 (49,008)     (20,869)
              Other assets                                                           8,123        -----
         Increase (decrease) in
              Accounts payable                                                      41,602      124,280
              Accrued expenses                                                     (40,596)     (15,634)
                                                                                 ----------   ----------

              Net cash provided by operating activities                             30,469        5,293
                                                                                 ----------   ----------

Cash flows from investing activities
     Purchase of building and equipment                                              -----      (17,460)
                                                                                 ----------   ----------
         Net cash used in investing activities                                       -----       17,460

Cash flows from financing activities
     Repayments of capital lease obligations                                       (23,410)      (8,019)
     Repayment of long-term debt                                                   (32,366)      16,734)
                                                                                 ----------   ----------
              Net cash used in financing activities                                (55,776)     (24,753)
                                                                                 ----------   ----------

              Net decrease in cash during period                                   (27,754)     (39,220)
                                                                                 ----------   ----------

Cash and equivalents, beginning of period                                           27,754       39,220
                                                                                 ----------   ----------

Cash and equivalents, end of period                                              $    ----    $   -----
                                                                                 ==========   ==========


Supplemental disclosures of cash information:
     Interest paid                                                                  62,995       48,432

     In February 1999, the Company signed a promissory note with Priority
     Healthcare to convert $212,166 of accounts payable and $15,373 of accrued service charges into a long-term note payable in 23 monthly installments with interest upon the unpaid
     principle balance at the rate of 10%                                          227,539        -----

     Interest receivable from stockholder accrued but not received                  (2,447)      (2,300)






   The accompanying notes are an integral part of these financial statements.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS NATIONAL QUALITY CARE
                                 March 31, 1999

(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

(2)      NOTES PAYABLE

         Notes payable and long term debt at March 31, 1999 consists of the following:
              Notes payable in monthly installments of $20,293, including interest at prime plus 2% (9.75% at March 31, 1999) per annum, through May 2006, collateralized by land, building and
                  equipment and assignment of $2,000,000 in life insurance of,
                  and guaranteed by, two majority stockholders                                 $ 1,713,094

              Note payable, due in monthly installments of $858,
                  including interest at 10% with the unpaid balance
                  due August 2000, secured by equipment                                             13,552

              Capital lease obligations, due in aggregate monthly
                  installments of $3,488, including interest at 12%,
                  due December 2001, collateralized by equipment                                   117,300

              Capital lease obligations, due in monthly installments
                  of $6,894, including interest at 15%, due July 2002,
                  secured by equipment                                                             219,890

              Capital lease obligations, due in monthly installments
                  of $643, including interest at 13%, due October 2002,
                  secured by equipment                                                              21,969

              Term loan, due in monthly installments of $1,667 plus interest at
                  1.5% over the bank's index rate (9.25% at
                  March 31, 1999).  Final installment due April 2003                                83,330

              Revolving line of credit, secured by accounts receivable and personal guarantees by the Company's stockholders. The note is payable in interest only payments at 1.5% over the bank's
                  index rate (9.25% at March 31, 1999).
                  Principal is due on April 30, 1999.                                               50,000


                                       8


              Accounts payable of $212,166 plus $15,373 accrued service charges were converted into a note payable in monthly payments of
                  $10,000 plus interest at 10%, through
                  December 2000.                                                                   207,540
                                                                                                -----------

                                                                                                $2,421,617

              Less current portion                                                                 316,348
                                                                                                -----------

                  Long-term portion                                                             $2,105,269
                                                                                                ===========

(3)      EARNINGS PER SHARE

         Weighted average shares outstanding for both basic and diluted income
(loss) per share for the three months ended March 31, 1999 and March 31, 1998 were 9,815,000 and 9,661,000, respectively. The Company has not included the dilutive effect of assumed conversions and exercises of stock options and warrants for March 31, 1999 and 1998 since the effect of such an inclusion was antidilutive.

         Had the Company included the dilutive effect of assumed conversions and exercises of stock options and warrants on the weighted average shares outstanding, approximately zero (0) and 67,000 shares would have been included in 1999 and 1998, respectively. All options outstanding as of March 31, 1999 had a higher exercise price than the market price of the stock at that date. Excluded from these totals were warrants to purchase 500,000 shares of common stock at $3.50 that were granted on May 12, 1996. These options and warrants were not included in the computation because their exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

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

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998. Total income for the three months ended March 31, 1999 increased approximately 15% to $992,379 from $860,502 for the three months ended March 31, 1998. Medical service income for the three months ended March 31, 1999 increased approximately 16% to $924,814 from $792,577 for the three months ended March 31, 1998. The increase resulted from higher volume of outpatient treatments, as well as inpatient services.

         Total operating expenses during the three months ended March 31, 1999 increased 5% to $912,121 from $868,563 during the three months ended March 31, 1998. Total operating expenses include (i) cost of medical services, (ii) selling, general and administrative expenses, and (iii) rental expense, as follows:

         Cost of medical services during the three months ended March 31, 1999 increased 15% to $632,433 from $547,487 during the three months ended March 31, 1998. This increase primarily resulted from the increase in prescribed usage of medical supplies utilized in the Company's business operations and is in line with the growth in revenues. Cost of medical services primarily consists of two
(2) categories: (i) Medical services and supplies, and (ii) Outside services. Medical services and supplies for the three months ended March 31, 1999 increased approximately 15% to $521,081 from $454,627 for the three months ended March 31, 1998. The increase was primarily due to rising usage of medical supplies prescribed due to increased outpatient and inpatient volume and the leasing of replacement equipment in the Company's dialysis facilities. Outside services for the three months ended March 31, 1999 increased approximately 23% to $95,683 from $77,672 for the three months ended March 31, 1998. The increase was directly attributable to the increase in volume of inpatient dialysis services. The overall percentage increase in costs associated with inpatient services exceeded the growth in revenues as the Company charged lower rates for inpatient treatments, which were dictated by the market place.

         Selling, general and administrative expenses during the three months ended March 31, 1999 decreased to $237,864 from $287,780 during the three months ended March 31, 1998. This decrease was primarily due to a decrease in professional services fees.

         Depreciation and amortization during the three (3) months ended March 31, 1999 increased 39% to $30,668 from $22,140 during the three (3) months ended March 31, 1998 as a result of capital leases.

         Rent and other expenses during the three (3) months ended March 31, 1999 and 1998 remained constant at approximately $11,000.

         Other expenses increased during the three months ended March 31, 1999 to $62,995 from $48,432 during the three months ended March 31, 1998. This increase in expenses between the respective periods is primarily due to an increase in interest expense relating to capital lease obligations and notes.

         As a result of the foregoing, the Company generated net income of $19,710 during the three months ended March 31, 1999, as compared to a net loss of $52,484 during the three months ended March 31, 1998. The Company generated income from operations during the three months ended March 31, 1999 of $80,259, as compared to a loss from operations of $8,061 during the three months ended March 31, 1998. Management believes that the generation of income from operations is part of a continuing trend, which began during the last six months of 1998 and expects this trend to continue throughout 1999, although there can be no assurances to that effect.

         As of December 31, 1998, the Company had net operating loss carryforwards totaling approximately $4,700,000 and $2,000,000 for federal and state income tax purposes, respectively. Utilization of the Company's net operating loss may be subject to limitations under certain circumstances.

         LIQUIDITY AND CAPITAL RESOURCES. At March 31, 1999, the ratio of current assets to current liabilities was .58 to 1.00 compared to .53 at December 31, 1998.

         The Company's cash flow needs for the three months ended March 31, 1999 were primarily provided from operations and existing cash. The Company had a working capital deficit of approximately $559,700 at March 31, 1999, which represents an improvement over a deficit of approximately $682,800 at March 31, 1998.

         Cash and cash equivalents were zero as of March 31, 1999, as compared to $27,754 as of December 31, 1998. During the first quarter, the Company generated $30,469 from operations, and used $55,776 to repay long-term debt. Accounts receivable provided $30,603 in cash, which was partially offset by a $20,232 increase in inventory.

         As of March 31, 1999, the Company had long-term borrowings in the aggregate amount of $2,421,617, the current portion of which was $316,348. As of December 31, 1998, the Company had aggregate long-term borrowings of $2,249,854 including a current portion of $202,075. The Company converted certain accounts payable into a note with monthly payments of $10,000 plus interest, to be paid in 22 installments.

         The Company has a note receivable including accrued interest in the amount of $128,683 from Medipace Medical Group, Inc., an affiliate of two of the Company's four (4) directors and largest stockholders, bearing interest at the rate of 8% PER ANNUM.

         During 1996, the Company sold certain assets for no gain or loss to former affiliates for $71,219 of cash, net of encumbrances paid on those assets of $78,781 and promissory notes totaling $865,202 that bore 8% interest and were due September, 1996. The notes were collateralized by approximately 648,000 shares of the Company's Common Stock and were in default at December 31, 1996. Subsequently, the notes were assumed by a third party, who purchased, from the affiliate, approximately 630,000 shares of Common Stock. The third party executed an additional $135,000 non-interest bearing note to the Company, which is fully reserved. Both notes are due February, 2000 and are secured by approximately 570,000 shares. During 1997, 60,000 shares of Common Stock were sold and the proceeds were applied to reduce principal and accrued interest by $3,412 and $73,388, respectively. The Company has provided for a valuation allowance of $719,000 on the $861,790 of notes to reserve for the difference between the approximate fair value of the collateral and the book value of the notes.

         The Company's cash flow needs for the three months ended March 31, 1999 were provided from operations and cash on hand. Management believes that, as of March 31, 1999, and for the foreseeable future, the Company will be able to finance costs of current levels of operations from cash flow generated from operations.

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

         The Company's business relies heavily upon its ability to obtain reimbursement from third party payors, including Medicare, Medicaid and private insurers. The Health Care Financing Administration ("HCFA") has testified to a committee of the U.S. House of Representatives that it is far behind in remedying Year 2000 problems. The failure of HCFA, Medicare intermediaries, Medicaid payors or any of the Company's other significant third party payors to remedy Year 2000 related problems could result in a delay in the Company's receipt of payments for services, which could have a material adverse impact on the Company's earnings, financial condition and business. Furthermore, a delay in receiving supplies from certain vendors could hinder the Company's ability to provide services to patients, which could have a material adverse impact on the Company's earnings, financial condition and business. Presently, the Company cannot assess whether these governmental agencies will be prepared for the Year 2000. This may result in a material impact to the Company. The Company will assess the capabilities of its non-governmental customers in the second quarter of 1999 with continued follow up thereafter.

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

                           PART II - OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Reports on Form 8-K
                  -------------------

         The Company filed no report on a Form 8-K during the Quarterly Period ended March 31, 1999.

         (b)      Exhibit

         27.      Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the dates indicated.


Dated:  May 12, 1999                      NATIONAL QUALITY CARE, INC.



                                          By:  /s/  Ron Berkowitz
                                             ---------------------------------
                                             Ron Berkowitz
                                             Chief Financial Officer