Form 10QSB
period 1999-06-30
NATIONAL QUALITY CARE INC
filed 1999-08-13
CIK 872544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]      TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934



                       For the Quarter Ended June 30, 1999

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

                The number of shares of common stock outstanding
                       as of August 13, 1999 is 9,864,878.

                           National Quality Care, Inc.

                                Table of Contents


                                                                            Page

Part I.  Financial Information                                                3

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                  June 30, 1999 and December 31, 1998                         4

                  Consolidated Statements of Operations
                  for the Three Months Ended June 30, 1999
                  and 1998                                                    5

                  Consolidated Statements of Operations
                  for the Six Months Ended June 30, 1999
                  and 1998                                                    6

                  Consolidated Statements of Stockholders'
                  Equity for the Six Months Ended June 30, 1999               7

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 1999 and 1998                     8

                  Notes to Consolidated Financial Statements                  9

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              10

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                           15

Signatures                                                                   16

                         PART 1 - FINANCIAL INFORMATION



Item 1.      Financial Statements
             --------------------

                                                                         NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                                                                        CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------

                                     ASSETS
                                                                              June 30,                December 31,
                                                                                1999                      1998
                                                                           --------------            --------------
Current assets
     Cash and cash equivalents                                             $       -----             $      27,754
     Accounts receivable, net of allowances for
         doubtful accounts of $180,000 and $170,000                              791,675                   651,354
         Supplies inventory                                                       52,713                    54,539
     Other current assets                                                        122,604                    50,521
                                                                           --------------            --------------

         Total current assets                                                    966,992                   784,168

Property and equipment, net (note 2)                                           2,639,166                 2,713,800
Deposits and other long-term assets                                               53,368                    64,006
                                                                           --------------            --------------

         Total assets                                                      $   3,659,526             $   3,561,974
                                                                           ==============            ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                            880,873                   998,561
     Accrued expenses                                                            268,692                   266,374
     Current portion of long-term debt (note 3)                                  324,296                   202,075
                                                                           --------------            --------------

         Total current liabilities                                             1,473,861                 1,467,010

Long-term debt, net of current portion (note 3)                                2,096,184                 2,047,779
                                                                           --------------            --------------

         Total liabilities                                                     3,570,045                 3,514,789

Stockholders' equity
     Preferred stock, $.01 par value: 5,000,000 shares
         authorized, no shares issued and outstanding                              -----                     -----
     Common stock, $.01 par value: 50,000,000 shares
         authorized, 9,864,878 and 9,814,878 shares
         issued and outstanding                                                   98,648                    98,148
     Additional paid-in capital                                                2,172,907                 2,163,407
     Notes receivable from stockholder                                          (266,028)                 (269,025)
     Accumulated deficit                                                      (1,916,046)               (1,945,345)
                                                                           --------------            --------------

         Total stockholders' equity                                               89,481                    47,185
                                                                           --------------            --------------


         Total liabilities and stockholder's equity                        $   3,659,526             $   3,561,974
                                                                           ==============            ==============




    The accompanying notes are an integral part of these financial statements

                                                                         NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                FOR THE THREE MONTHS ENDED JUNE 30,
-------------------------------------------------------------------------------------------------------------------

                                                                                    1999                      1998
                                                                           --------------            --------------
Income
     Medical service income                                                $   1,068,030             $     898,609
     Rental income                                                                68,285                    67,925
                                                                           --------------            --------------

         Total income                                                          1,136,315                   966,534
                                                                           --------------            --------------

Operating expenses
     Cost of medical services                                                    728,211                   663,148
     Selling, general, and administrative                                        288,714                   337,929
     Depreciation and amortization                                                31,064                    17,040
     Rent and other                                                               22,056                    21,860
                                                                           --------------            --------------

         Total operating expenses                                              1,070,045                 1,039,977
                                                                           --------------            --------------

Income (loss) from operations                                                     66,270                   (73,443)

Other income (expense)
     Interest expense                                                            (70,204)                  (54,606)
     Interest income                                                               7,494                     2,388
     Other income (expense)                                                        7,627                     5,719
                                                                           --------------            --------------

         Total other expense                                                     (55,083)                  (46,499)
                                                                           --------------            --------------

Income (loss) before provision for income taxes                                   11,187                  (119,942)

Provision for income taxes                                                         1,600                     1,600
                                                                           --------------            --------------

Net income (loss)                                                          $       9,587             $    (121,542)
                                                                           ==============            ==============

Basic and diluted income (loss) per share                                  $        0.00             $       (0.01)
                                                                           ==============            ==============

Weighted average shares outstanding                                            9,842,900                 9,773,668
                                                                           ==============            ==============




    The accompanying notes are an integral part of these financial statements


                                                                         NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                  FOR THE SIX MONTHS ENDED JUNE 30,
-------------------------------------------------------------------------------------------------------------------

                                                                                    1999                      1998
                                                                           --------------            --------------
Income
     Medical service income                                                $   1,992,844             $   1,691,186
     Rental income                                                               135,850                   135,850
                                                                           --------------            --------------

         Total income                                                          2,128,694                 1,827,036
                                                                           --------------            --------------

Operating expenses
     Cost of medical services                                                  1,360,586                 1,210,635
     Selling, general, and administrative                                        526,635                   625,709
     Depreciation and amortization                                                61,732                    39,180
     Rent and other                                                               33,212                    33,016
                                                                           --------------            --------------

         Total operating expenses                                              1,982,165                 1,908,540
                                                                           --------------            --------------

Income (loss) from operations                                                    146,529                   (81,504)

Other income (expense)
     Interest expense                                                           (133,199)                 (103,038)
     Interest income                                                               9,942                     4,688
     Other income (expense)                                                        7,627                     7,428
                                                                           --------------            --------------

         Total other expense                                                    (115,630)                  (90,922)
                                                                           --------------            --------------

Income (loss) before provision for income taxes                                   30,899                  (172,426)

Provision for income taxes                                                         1,600                     1,600
                                                                           --------------            --------------

Net income (loss)                                                          $      29,299             $    (174,026)
                                                                           ==============            ==============

Basic and diluted income (loss) per share                                  $        0.00             $       (0.02)
                                                                           ==============            ==============

Weighted average shares outstanding                                            9,828,966                 9,683,661
                                                                           ==============            ==============




    The accompanying notes are an integral part of these financial statements

                                                                                         NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                                                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                             FOR THE SIX MONTHS ENDED JUNE 30, 1999
------------------------------------------------------------------------------------------------------------------------------------


                                                 Common Stock            Additional     Receivable     Accumulated       Total
                                            Shares         Amount          Paid-In         From          Deficit
                                                                           Capital      Stockholder
                                         -------------  -------------   -------------  -------------   -------------  -------------


Balance, December 31, 1998                  9,814,878   $     98,148    $  2,163,407   $   (269,025)   $ (1,945,345)  $     47,185

Stock options exercised:
  For Cash                                     50,000            500           9,500                                        10,000

Decrease in receivable from stockholder                                                       2,997                          2,997

Net income                                                                                                   29,299         29,299
                                         -------------  -------------   -------------  -------------   -------------  -------------
Balance, June 30, 1998                      9,864,878   $     98,648    $  2,172,907   $   (266,028)   $ (1,916,046)  $     89,481
                                         =============  =============   =============  =============   =============  =============




    The accompanying notes are an integral part of these financial statements

                                                                         NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                  FOR THE SIX MONTHS ENDED JUNE 30,
-------------------------------------------------------------------------------------------------------------------

                                                                                    1999                      1998
                                                                           --------------            --------------

Cash flows from operating activities
     Net income (loss)                                                     $      29,299             $    (174,026)
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities
              Depreciation and amortization                                       80,912                    61,492
              Interest on receivable from stockholder                             (3,525)                   (4,688)
              Issuance of common stock and stock options for services              -----                    64,479
         (Increase) decrease in
              Accounts receivable                                               (140,322)                 (148,494)
              Supplies inventory                                                   1,826                   (17,841)
              Other current assets                                               (62,394)                  (42,080)
         Increase (decrease) in
              Accounts payable                                                    94,479                   169,719
              Accrued expenses                                                    17,691                    (4,036)
                                                                           --------------            --------------

              Net cash (used) provided by operating activities                    21,491                   (90,787)
                                                                           --------------            --------------

Cash flows from investing activities
     Decrease (increase) in deposits                                                 949                       (40)
     Collection of lease receivable from stockholder                               6,522                     -----
     Purchase of building and equipment                                           (6,277)                  (17,460)
                                                                           --------------            --------------
         Net cash used in investing activities                                    (2,331)                  (22,188)
                                                                           --------------            --------------

Cash flows from financing activities
     Repayments of capital lease obligations                                     (52,827)                  (16,300)
     Repayment of debt                                                           (79,087)                  (28,886)
     Proceeds from financing                                                      75,000                   145,000
     Proceeds from exercise of stock options                                      10,000                    15,125
                                                                           --------------            --------------
         Net cash provided (used) by financing activities                        (46,914)                  114,939
                                                                           --------------            --------------

              Net increase (decrease) in cash during period                      (27,754)                    1,964
                                                                           --------------            --------------

Cash and equivalents, beginning of period                                         27,754                    39,220
                                                                           --------------            --------------

Cash and equivalents, end of period                                        $       -----             $      41,184
                                                                           ==============            ==============

Supplemental disclosures of cash information:
     State income taxes paid                                                       1,600                     1,600

     Interest paid                                                               124,416                    48,432

     In February 1999, the Company signed a promissory note with
     Priority Healthcare to convert $212,166 of accounts payable and $15,373 of accrued service charges into a long-term note payable in 23 monthly installments with interest upon the unpaid
     principle balance at the rate of 10%                                        227,539                     -----

     Interest receivable from stockholder accrued but not received                (3,525)                   (4,688)

     In April 1999, the Company agreed to reduce notes receivable
     from an affiliate in exchange for a lease receivable                  $      75,000                     -----



    The accompanying notes are an integral part of these financial statements

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS NATIONAL QUALITY CARE
                                  June 30, 1999

(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

(2)      CAPITAL LEASE

         The Company entered into back to back sale and leaseback arrangements for $75,000 of equipment with an affiliate, financing such equipment through a third party. The transaction resulted in a capital lease receivable from the shareholder affiliate replacing a portion of the note receivable from that affiliate and an identical capital lease liability to the third party.

              Minimum payments under the capital lease receivable and payable are as follows:

              Year ending December 31:

                                 1999                                    27,957
                                 2000                                    30,498
                                 2001                                    30,498
                                 2002                                    30,498
                                 2003                                    30,498
                                 2004                                     2,542
                                                                       ---------
                                                                        152,491
              Less amount representing interest                          77,492
                                                                       ---------

              Present value of minimum lease payments                    68,478

              Less current portion                                        7,203
                                                                       ---------

                  Long-term portion                                      61,275
                                                                       =========

(3)      EARNINGS PER SHARE

         Weighted average shares outstanding for both basic and diluted income
(loss) per share for the three months ended June 30, 1999 and June 30, 1998 were 9,829,000 and 9,684,000, respectively. For the first six months of 1999 and 1998, the shares were 9,775,000 and 9,684,000, respectively. The Company has not included the effect of assumed conversions and exercises of stock options and warrants for June 30, 1999 and June 30, 1998 since such an inclusion would have no effect in 1999 and would be antidilutive due to the Company's net loss in 1998.

         Had the Company included the dilutive effect of assumed conversions and exercises of stock options and warrants on the weighted average shares outstanding, approximately zero (0) and 225,000 shares would have been included for the three months ended June 30, 1999 and 1998. The effect would have been zero (0) 483,000 for the six months ended June 30, 1999 and 1998, respectively. Excluded from these totals were warrants to purchase 500,000 shares of common stock at $3.50 that were granted on May 12, 1996. These options and warrants were not included in the computation because their exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. All options outstanding as of June 30, 1999 had a higher exercise price than the market price of the stock at that date.

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

         RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998. Total income for the three months ended June 30, 1999 increased approximately 18% to $1,136,315 from $966,534 for the three months ended June 30, 1998. For the first six months of 1999, total income increased approximately 17% to $2,128,694 from $1,827,036 for the first six months of 1998. Medical service revenue for the three months ended June 30, 1999 increased approximately 19% to $1,068,030 from $898,609 for the three months ended June 30, 1998. For the first six months of 1999 medical service revenue increased approximately 18% to $1,992,844 from $1,691,186 for the first six months of 1998. This increase resulted from growth in the inpatient and outpatient business of the Company.

         Total operating expenses during the three months ended June 30, 1999 increased 3% to $1,070,045 from $1,039,977 during the three months ended June 30, 1998. For the first six months of 1999, total operating expenses increased 4% to $1,982,165 from $1,908,540 for the first six months of 1998. Total operating expenses include (i) Cost of medical services, (ii) Selling, general and administrative expenses, and (iii) Rental expense, as follows:

         Cost of medical services during the three months ended June 30, 1999 increased 10% to $728,211 from $663,148 during the three months ended June 30, 1998. For the first six months of 1999, cost of medical services increased 12% to $1,360,586 from $1,210,635 for the first six months of 1998. Cost of medical services primarily consists of two (2) categories: (i) Medical services and supplies, and (ii) Outside services. Medical services and supplies for the three months ended June 30, 1999 increased approximately 6% to $609,269 from $575,640 for the three months ended June 30, 1998. For the first six months of 1999, Medical services and supplies increased 10% to $1,145,662 from $1,045,455 for the first six months of 1998. The increase was primarily due to rising usage of medical supplies prescribed, resulting from increased business volume. Outside services for the three months ended June 30, 1999 increased 36% to $119,242 from

$87,508 for the three months ended June 30, 1998. For the first six months of 1999, outside services increased 30% to $214,925 from $165,180 for the first six months of 1998. This increase was directly attributable to the increased volume of inpatient services. The overall percentage increase in costs associated with inpatient services exceeded the growth in revenues as the Company charged lower rates for inpatient treatments, which were dictated by the market place.

         Selling, general and administrative expenses during the three months ended June 30, 1999 decreased 15% to $288,714 from $337,929 during the three months ended June 30, 1998. For the first six months of 1999, selling, general and administrative expenses decreased 16% to $526,635 from $625,709 for the first six months of 1998. This decrease is primarily related to two items: (i) reduced overhead expenses of approximately $45,000; and (ii) a reduction in professional fees of approximately $46,000.

         Depreciation and amortization expenses during the six months ended June 30, 1999 increased to $61,732 from $39,180 during the six months ended June 30, 1998. This increase in expenses is a result of capitalized medical equipment leases.

         Other expenses increased from $46,499 to $55,083 for the three months ended June 30, 1999 and June 30, 1998. Other expenses increased during the six months ended June 30, 1999 to $115,630 from $90,922 during the six months ended June 30, 1998. This is primarily due to an increase in interest expenses relating to capital lease obligations and notes.

         As a result of the foregoing, the Company generated income of $9,587 during the three months ended June 30, 1999, as compared to a net loss of $121,542 during the three months ended June 30, 1998. For the first six months of 1999, the Company experienced net income of $29,299, as compared to net loss of $174,026 for the first six months of 1998. The Company experienced income from operations during the three months ended June 30, 1999 of $66,270 compared to a loss from operations of $73,443 during the three months ended June 30, 1998. For the first six months of 1999, the Company experienced income from operations of $146,529 compared to a loss from operations of $81,504 for the first six months of 1998. Management believes that income from operations primarily resulted from an increase in inpatient and outpatient services and from the streamlining of operations.

         As of December 31, 1998, the Company had net operating loss carryforwards totaling approximately $4,700,000 and $2,000,000 for federal and state income tax purposes, respectively. Utilization of the Company's net operating loss may be subject to limitations under certain circumstances.

         LIQUIDITY AND CAPITAL RESOURCES. At June 30, 1999, the ratio of current assets to current liabilities was .66 to 1.00 compared to .53 at December 31, 1998.

         The Company has historically financed its operations through the use of working capital and loans to the Company. The Company's cash flow needs for the six months ended June 30, 1999 were primarily provided from operations and existing cash. The Company had a working capital deficit of approximately $506,900 at June 30, 1999. The working capital deficit at December 31, 1998 was approximately $682,800.

         Cash and cash equivalents were zero as of June 30, 1999, as compared to $27,754 as of December 31, 1998. During the first six months of 1999, the Company generated $21,491 from operations, secured $75,000 in long-term financing and received $10,000 of equity through the exercise of stock options. The primary use of funds was to repay $131,914 in long-term debt.

         As of June 30, 1999, the Company had long-term borrowings in the aggregate amount of $2,420,480, the current portion of which was $324,296. As of December 31, 1998, the Company had aggregate long-term borrowings of $2,249,854. During February 1999, the Company converted certain accounts payable into a note with monthly payments of $10,000 plus interest, to be paid in 22 installments.

         As of June 30, 1999, the Company had a note receivable including accrued interest in the amount of $54,760 from Medipace Medical Group, Inc., an affiliate of two of the Company's four (4) directors and largest stockholders, bearing interest at the rate of 8% PER ANNUM, and a lease receivable of $68,478 from the same group.

         In the second quarter of 1999, a lease receivable from an affiliate was entered into which reduced an existing note from the affiliate for a like amount. The Company received $75,000 in consideration for a lease payable for the same amount. Both leases are identical in terms. These leases are classified as capital leases in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases." For accounting purposes, the Company has treated this transaction as a financing arrangement. Payments are due in installments through March 2004.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         FASB recently issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted as of December 31, 2000. SFAS No. 133 establishes standards for reporting financial and descriptive information regarding derivatives and hedging activity. Since the Company does not have any derivative instruments, this standard will have no impact on the Company's financial position or results of operations.

         The American Institute of Certified Public Accountants ("AICPA") recently issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," which provides guidance concerning recognition and measurement of costs associated with developing or acquiring software for internal use. In 1998, the AICPA also issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which provides guidance concerning the costs of start-up activities. For accounting purposes, start-up activities are defined as one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory or with a new class of customer, initiating a new process in an existing facility, or commencing some new operation. Both pronouncements were effective for financial statements of years beginning after December 15, 1998. The adoption of these pronouncements did not have a material impact on the financial statements.

YEAR 2000

         The Company has developed plans to address issues related to the impact on its computer systems for the Year 2000. The Company has established a task force with representatives from its operating units and financial management. Financial and operational systems have been assessed and plans have been developed to address systems modification requirements.

         The accounting systems will require only minor changes, which have already been identified and assessed. The major suppliers of the Company's operations hardware and software equipment have provided information that the systems and embedded technology are Year 2000 compliant. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, liquidity and results of operations. The Company is currently in the process of assessing the systems of its other vendors. Assessment of alternative plans for its vendors that will not appear to be Year 2000 compliant are expected to be completed in the third quarter of 1999.

         The Company's business relies heavily upon its ability to obtain reimbursement from third party payors, including Medicare, Medicaid and private insurers. The Health Care Financing Administration ("HCFA") has testified to a committee of the U.S. House of Representatives that it is far behind in remedying Year 2000 problems. The failure of HCFA, Medicare intermediaries, Medicaid payors or any of the Company's other significant third party payors to remedy Year 2000 related problems could result in a delay in the Company's receipt of payments for services, which could have a material adverse impact on the Company's earnings, financial condition and business. Furthermore, a delay in receiving supplies from certain vendors could hinder the Company's ability to provide services to patients, which could have a material adverse impact on the Company's earnings, financial condition and business. Presently, the Company cannot assess whether these governmental agencies will be prepared for the Year 2000. This may result in a material impact to the Company. The Company is in the process of assessing the capabilities of its non-governmental customers and expects to complete its assessment in the third quarter of 1999.

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

         The Company continues to develop contingency plans to address issues Year 2000 issues that arise including third party Year 2000 issues. Issues being addressed include (i) making certain that back-up power generators at certain locations, (ii) ensuring that alternative sources are available to supply the Company with key medical supplies, or making appropriate alternative arrangements, and (iii) the Company will arrange for alternative payment methods with any principal payor who might be adversely affected by Year 2000 issues.

                           PART II - OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Reports on Form 8-K
               -------------------

      The Company filed no report on a Form 8-K during the Quarterly Period ended June 30, 1999.

      (b)      Exhibit

      27.      Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the dates indicated.


Dated:  August 13, 1999                          NATIONAL QUALITY CARE, INC.



                                                 By:  /s/  Ron Berkowitz
                                                     ---------------------------
                                                      Ron Berkowitz
                                                      Chief Financial Officer