Form 10QSB
period 1999-09-30
NATIONAL QUALITY CARE INC
filed 1999-11-12
CIK 872544

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



                    For the Quarter Ended September 30, 1999

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

                The number of shares of common stock outstanding
                     as of November 12, 1999 is 9,889,878.

                           National Quality Care, Inc.

                                Table of Contents


                                                                            Page

Part I.  Financial Information                                                 3

         Item 1.     Financial Statements

                     Consolidated Balance Sheets as of
                     September 30, 1999 and December 31, 1998                  4

                     Consolidated Statements of Operations
                     for the Three Months Ended September 30, 1999
                     and 1998                                                  5

                     Consolidated Statements of Operations
                     for the Nine Months Ended September 30, 1999
                     and 1998                                                  6

                     Consolidated Statements of Stockholders'
                     Equity for the Nine Months Ended September 30, 1999       7

                     Consolidated Statements of Cash Flows for the
                     Nine Months Ended September 30, 1999 and 1998             8

                     Notes to Consolidated Financial Statements                9

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations            10

Part II. Other Information

         Item 6.     Exhibits and Reports on Form 8-K                         15

Signatures                                                                    16

                         PART 1 - FINANCIAL INFORMATION



Item 1. Financial Statements
        --------------------


                                                                           NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                                                                          CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------
                                                      ASSETS
                                                                                      September              December
                                                                                           1999                  1998
                                                                             ------------------    ------------------
Current assets
          Cash and cash equivalents                                          $          34,818     $          27,754
          Accounts receivable, net of allowances for
               doubtful accounts of $150,000 and $180,000                              700,350               651,354
               Supplies inventory                                                       57,306                54,539
          Other current assets                                                         125,789                50,521
                                                                             ------------------    ------------------

               Total current assets                                                    918,263               784,168

Property and equipment, net                                                          2,638,592             2,713,800
Deposits and other long-term assets                                                     48,373                64,006
                                                                             ------------------    ------------------

               Total assets                                                  $       3,605,228     $       3,561,974
                                                                             ==================    ==================

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
          Accounts payable                                                             823,558               998,561
          Accrued expenses                                                             303,158               266,374
          Note payable                                                                  42,053                 -----
          Current portion of long-term debt                                            287,737               202,075
                                                                             ------------------    ------------------

               Total current liabilities                                             1,456,506             1,467,010

Long-term debt, net of current portion                                               2,047,764             2,047,779
                                                                             ------------------    ------------------

               Total liabilities                                                     3,504,270             3,514,789

Stockholders' equity
          Preferred stock, $.01 par value: 5,000,000 shares
            authorized, no shares issued and outstanding                                 -----                 -----
          Common stock, $.01 par value: 50,000,000 shares
            authorized, 9,889,878 and 9,814,878
            shares issued and outstanding                                               98,898                98,148
          Additional paid-in capital                                                 2,177,657             2,163,407
          Notes receivable from stockholder                                           (266,713)             (269,025)
          Accumulated deficit                                                       (1,908,884)           (1,945,345)
                                                                             ------------------    ------------------

               Total stockholders' equity                                              100,958                47,185
                                                                             ------------------    ------------------


               Total liabilities and stockholders' equity                    $       3,605,228     $       3,561,974
                                                                             ==================    ==================


    The accompanying notes are an integral part of these financial statements


                                                                       NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------
                                                                                        1999                 1998
                                                                             ---------------      ---------------
Income
      Medical service income                                                 $      985,778       $      985,791
      Rental income                                                                  67,925               67,925
                                                                             ---------------      ---------------

           Total income                                                           1,053,703            1,053,716
                                                                             ---------------      ---------------

Operating expenses
      Cost of medical services                                                      675,875              721,488
      Selling, general, and administrative                                          249,914              284,403
      Depreciation and amortization                                                  35,515               15,422
      Rent and other                                                                 19,006               11,156
                                                                             ---------------      ---------------

           Total operating expenses                                                 980,310            1,032,469
                                                                             ---------------      ---------------

Income from operations                                                               73,393               21,247

Other income (expense)
      Interest expense                                                              (71,599)             (55,347)
      Interest income                                                                 1,983                2,463
      Other income                                                                    3,385               10,089
                                                                             ---------------      ---------------


           Net other expenses                                                       (66,231)             (42,795)
                                                                             ---------------      ---------------

Income (loss) before provisions for income taxes                                      7,162              (21,548)

Provision for income taxes                                                            -----                -----
                                                                             ---------------      ---------------

Net income (loss)                                                            $        7,162       $      (21,548)
                                                                             ===============      ===============

Basic and diluted income (loss) per share                                    $         0.00       $         0.00
                                                                             ===============      ===============

Weighted average shares outstanding                                               9,871,128            9,814,878
                                                                             ===============      ===============

    The accompanying notes are an integral part of these financial statements


                                                                       NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------
                                                                                       1999                  1998
                                                                            ---------------       ---------------
Income
      Medical service income                                                $    2,988,623        $    2,676,977
      Rental income                                                                203,775               203,775
                                                                            ---------------       ---------------

           Total income                                                          3,192,398             2,880,752

Operating expenses
      Cost of medical services                                                   2,036,518             1,932,123
      Selling, general, and administrative                                         786,493               910,112
      Depreciation and amortization                                                 97,247                54,602
      Rent and other                                                                52,218                44,172
                                                                            ---------------       ---------------

           Total operating expenses                                              2,972,476             2,941,009
                                                                            ---------------       ---------------

Income (loss) from operations                                                      219,922               (60,257)

Other income (expense)
      Interest expense                                                            (204,797)             (158,385)
      Interest income                                                               13,501                 7,151
      Other income (expense)                                                         9,435                17,517
                                                                            ---------------       ---------------


           Net other expenses                                                     (181,861)             (133,717)
                                                                            ---------------       ---------------

Income (loss) before provision for income taxes                                     38,061              (193,974)

Provision for income taxes                                                           1,600                 1,600
                                                                            ---------------       ---------------

Net income (loss)                                                           $       36,461        $     (195,574)
                                                                            ===============       ===============

Basic and diluted income (loss) per share                                   $         0.00        $        (0.02)
                                                                            ===============       ===============

Weighted average shares outstanding                                              9,843,999             9,727,881
                                                                            ===============       ===============

    The accompanying notes are an integral part of these financial statements

                                                                                          NATIONAL QUALITY CARE, INC, AND SUBSIDIARY
                                                                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                        For the Nine Months Ended September 30, 1999
------------------------------------------------------------------------------------------------------------------------------------


                                                           Common Stock        Additional    Receivable    Accumulated      Total
                                                      Shares       Amount       Paid-In         From         Deficit
                                                                                Capital      Stockholder
                                                    ---------- ------------   ------------   -----------   ------------   ----------
Balance, December 31, 1998                          9,814,878  $    98,148    $ 2,163,407    $ (269,025)   $(1,945,345)   $  47,185

Options exercised for cash                             75,000          750         14,250                                    15,000

Increase in receivable from stockholder (interest)                                                2,312                       2,312

Net loss                                                                                                        36,461       36,461
                                                    ---------- ------------   ------------   -----------   ------------   ----------

Balance, September 30, 1999                         9,889,878  $    98,898    $ 2,177,657    $ (266,713)   $(1,908,884)   $ 100,958
                                                    ========== ============   ============   ===========   ============   ==========


   The accompanying notes are an integral part of these financial statements.

                                                                                NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                   For the Nine Months Ended September 30,
--------------------------------------------------------------------------------------------------------------------------
                                                                                                        1999          1998
                                                                                                ------------ -------------
Cash flows from operating activities
     Net income (loss)                                                                          $    36,461  $   (195,574)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities
           Depreciation and amortization                                                            122,639        88,071
           (Increase) decrease in receivable from stockholder (interest)                             (4,719)       (7,151)
           Issuance of common stock options for services                                              -----        64,479
        (Increase) decrease in
           Accounts receivable                                                                      (48,997)     (299,997)
           Supplies inventory                                                                        (2,767)      (17,841)
           Other current assets                                                                     (60,635)      (43,876)
        Increase (decrease) in
           Accounts payable                                                                          37,164       310,134
           Accrued expenses                                                                          52,160        (1,199)
                                                                                                ------------ -------------

           Net cash (used) provided by operating activities                                     $   131,306  $   (102,954)
                                                                                                ------------ -------------

Cash flows from investing activities
     Collection of lease receivable from stockholder                                                  7,030         -----
     (Increase) decrease in deposits                                                                  1,000           (40)
     Purchase of building and equipment                                                             (47,430)      (17,460)
                                                                                                ------------ -------------
        Net cash used in investing activities                                                       (39,400)      (17,500)

Cash flows from financing activities
     Repayment of capital lease obligations                                                         (80,137)      (24,807)
     Repayment of debt                                                                             (128,659)      (40,721)
     Proceeds from debt                                                                             108,954       145,000
     Proceeds fron exercise of stock options                                                         15,000        15,125
                                                                                                ------------ -------------
        Net cash (used) provided by financing activities                                            (84,842)       94,597
                                                                                                ------------ -------------

           Net increase (decrease) in cash during period                                              7,064       (25,858)
                                                                                                ------------ -------------

Cash and equivalents, beginning of period                                                            27,754        39,220
                                                                                                ------------ -------------

Cash and equivalents, end of period                                                             $    34,818  $     13,362
                                                                                                ------------ -------------

Supplemental disclosures of cash information:
  Cash paid during the nine-month period:
        Interest                                                                                $   204,797  $    158,385
        Income taxes                                                                                  1,600         1,600

        In February 1999, the Company signed a promissory note with Priority
          Healthcare to convert $212,166 of accounts payable and $15,373 of accrued service charges into a long-term note payable in 23 monthly installments with interest upon the unpaid principle balance at the
          rate of 10%                                                                               227,539         -----


        Interest receivable from stockholder accrued but not received                                (4,719)       (7,151)

        In April 1999, the Company agreed to reduce notes receivable from an
          affiliate in exchange for a lease receivable                                          $    75,000  $      -----

    The accompanying notes are an integral part of these financial statements

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS NATIONAL QUALITY CARE
                               September 30, 1999

(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

         Minimum payments under the capital lease receivable and payable are as follows:

         Year ending December 31:

                                 1999                          27,957
                                 2000                          30,498
                                 2001                          30,498
                                 2002                          30,498
                                 2003                          30,498
                                 2004                           2,542
                                                            ----------
                                                              152,491
         Less amount representing interest                     77,492
                                                            ----------
         Present value of minimum lease payments               66,907

         Less current portion                                   7,864
                                                            ----------
             Long-term portion                                 59,043
                                                            ==========

(3)      EARNINGS PER SHARE

         Weighted average shares outstanding for both basic and diluted income
(loss) per share for the three months ended September 30, 1999 and September 30, 1998 were 9,871,000 and 9,815,000, respectively. For the first nine months of 1999 and 1998 the weighted average shares outstanding were 9,843,999 and 9,728,000, respectively. The Company has not included the effect of assumed conversions and exercises of stock options and warrants for September 30, 1999 and September 30, 1998 since the effect of such an inclusion would be antidilutive for both periods.


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

         RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998. Total income for the three months ended September 30, 1999 remained essentially the same at $1,053,703 as compared with $1,053,716 for the three months ended September 30, 1998. For the first nine months of 1999, total income increased approximately 11% to $3,192,398 from $2,880,752 for the first nine months of 1998. Medical service revenue for the three months ended September 30, 1999 remained unchanged at $985,778 from $985,791 for the three months ended September 30, 1998. For the first nine months of 1999 medical service revenue increased approximately 11% to $2,988,623 from $2,676,977 for the first nine months of 1998. For the three months ended September 30, 1999, the increase in revenue from inpatient and outpatient services was offset by lower usage of drugs and medications. For the nine months ended September 30, 1999 the increase was primarily from the same sources and was partially offset by the lower utilization of medications.

         Total operating expenses during the three months ended September 30, 1999 decreased 5% to $980,310 from $1,032,469 during the three months ended September 30, 1998. For the first nine months of 1999, total operating expenses increased 1% to $2,972,476 from $2,941,009 for the first nine months of 1998. Total operating expenses include (i) Cost of medical services, (ii) Selling, general and administrative expenses, and (iii) Rental expense, as follows:

         Cost of medical services during the three months ended September 30, 1999 decreased 6% to $675,875 from $721,488 during the three months ended September 30, 1998. For the first nine months of 1999, cost of medical services increased 5% to $2,036,518 from $1,932,123 for the first nine months of 1998. Cost of medical services primarily consists of two (2) categories: (i) Medical services and supplies, and (ii) Outside services.

         Medical services and supplies for the three months ended September 30, 1999 decreased approximately 11% to $574,001 from $649,343 for the three months ended September 30, 1998. For the first nine months of 1998, medical services and supplies increased 1% to $1,719,719 from $1,694,708 for the first nine months of 1998. For the three months ended September 30, 1999, medical services and supplies decreased due to the lower usage of drugs and medications, which more than offset the rising usage of medical supplies prescribed due to the increase in patient volume. The slight increase for the nine months ended September 30, 1999 was primarily due to the same trends of increasing patient volume and lower drug usage.

         Outside services for the three months ended September 30, 1999 increased 41% to $101,874 from $72,145 for the three months ended September 30, 1998. For the first nine months of 1999, outside services increased 33% to $316,799 from $237,415 for the first nine months of 1998. This increase was primarily due to an increase in in-patient volume.

         Selling, general and administrative expenses during the three months ended September 30, 1999 decreased to $249,914 from $284,403 during the three months ended September 30, 1998. This decrease is primarily related to two items: (i) Reduced overhead of approximately $8,000; and (ii) Approximately $25,000 in lower professional fees. For the first nine months of 1999, selling, general and administrative expenses decreased 14% to $786,493 from $910,112 for the first nine months of 1998. This decrease is primarily related to two items:
(i) Reduced administrative payroll of approximately $45,000, which was partially offset by an increase of approximately $21,000 in other general and administrative expenses; and (ii) Approximately $101,000 in lower professional fees.

         Depreciation and amortization expenses during the nine months ended September 30, 1999 increased to $97,247 from $54,602 during the nine months ended September 30, 1998. This increase in expenses is a result of capitalized medical equipment leases.

         Other expenses increased from $42,795 to $66,231 for the three months ended September 30, 1999 and September 30, 1998. Other expenses increased during the nine months ended September 30, 1999 to $181,861 from $133,717 during the nine months ended September 30, 1998. The primary reason for this increase was due to an increase in interest expense relating to capital lease obligations and notes.

         As a result of the foregoing, the Company generated a net income of $7,162 during the three months ended September 30, 1999, as compared to net loss of $21,548 during the three months ended September 30, 1998. For the first nine months of 1999, the Company experienced net income of $36,461 as compared to net loss of $195,574 for the first nine months of 1998. The Company experienced income from operations during the three months ended September 30, 1999 of $73,393 compared to income from operations of $21,247 during the three months ended September 30, 1998. For the first nine months of 1999, the Company experienced an income from operations of $219,922 compared to loss from operations of $60,257 for the first nine months of 1998. Management believes the income from operations during the nine months ended September 30, 1999 resulted from an increase in inpatient and outpatient services and from the streamlining of operations.

         As of December 31, 1998, the Company had net operating loss carryforwards totaling approximately $4,700,000 and $2,000,000 for federal and state income tax purposes, respectively. Utilization of the Company's net operating loss may be subject to limitations under certain circumstances.

         LIQUIDITY AND CAPITAL RESOURCES. At September 30, 1999, the ratio of current assets to current liabilities was .63 to 1.00 compared to .53 at December 31, 1998.

         The Company has historically financed its operations through the use of working capital and loans to the Company. The Company's cash flow needs for the nine months ended September 30, 1999 were primarily provided from operations and existing cash. The Company had a working capital deficit of approximately $538,200 at September 30, 1999. The working capital deficit at December 31, 1998 was approximately $682,800.

         Cash and cash equivalents were $34,818 as of September 30, 1999, as compared to $27,754 as of December 31, 1998. During the first nine months of 1999, the Company generated $136,025 from operations, obtained $108,954 in long-term financing and received $15,000 of equity through the exercise of stock options. The primary use of funds was to repay $208,796 in long-term debt.

         As of September 30, 1999, the Company had long-term borrowings in the aggregate amount of $2,335,501 the current portion of which was $287,737. As of December 31, 1998, the Company had aggregate long-term borrowings of $2,249,854. During February 1999, the Company converted certain accounts payable of $212,166 into a note with monthly payments of $10,000 plus interest, to be paid in 23 installments.

         In the second quarter of 1999, a lease receivable from Medipace Medical Group, Inc., an affiliate of two of the Company's four (4) directors and largest stockholders, was entered into which reduced an existing note from the affiliate for a like amount. The Company received $75,000 in consideration for a lease payable for the same amount. Both leases are identical in terms. These leases are classified as capital leases in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases." For accounting purposes, the Company has treated this transaction as a financing arrangement. Payments are due in installments through March 2004.

         As of September 30, 1999, the balance on the lease receivable discussed in the previous paragraph was $67,969. The Company also had a note receivable from the same group including accrued interest in the amount of $55,954, bearing interest at the rate of 8% PER ANNUM.

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

Recent Accounting Pronouncements
--------------------------------

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

Year 2000
---------

         The Company has developed plans to address issues related to the impact on its computer systems for the Year 2000. The Company has established a task force with representatives from its operating units and financial management. Financial and operational systems have been assessed and plans have been developed to address systems modification requirements.

         The accounting systems have been tested and are Year 2000 compliant. The major suppliers of the Company's operations hardware and software equipment have provided information that the systems and embedded technology are Year 2000 compliant. A majority of the Company's other vendors have also indicated that their systems are Year 2000 compliant.

         The Company's business relies heavily upon its ability to obtain reimbursement from third party payors, including Medicare, Medicaid and private insurers. The Health Care Financing Administration ("HCFA") has testified to a committee of the U.S. House of Representatives that it is far behind in remedying Year 2000 problems. The failure of HCFA, Medicare intermediaries, Medicaid payors or any of the Company's other significant third party payors to remedy Year 2000 related problems could result in a delay in the Company's receipt of payments for services, which could have a material adverse impact on the Company's earnings, financial condition and business. Presently, the Company cannot assess whether these governmental agencies will be prepared for the Year 2000. This may result in a material impact to the Company. A majority of the Company's non-governmental customers has provided information indicating that their systems are Year 2000 compliant and the Company does not expect any significant impact on its earnings, financial condition or business.

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

         The Company has developed contingency plans to address Year 2000 issues should they arise including (i) making certain that back-up power generators at certain locations, (ii) ensuring that alternative sources are available to supply the Company with key medical supplies, or making appropriate alternative arrangements, and (iii) the Company will arrange for alternative payment methods with any principal payor who is adversely affected by Year 2000 issues.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Reports on Form 8-K
                  -------------------

         The Company filed no report on a Form 8-K during the Quarterly Period ended September 30, 1999.

         (b)      Exhibit

         27.      Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the dates indicated.


Dated:  November 12, 1999                        NATIONAL QUALITY CARE, INC.



                                                 By: /s/  Ron Berkowitz
                                                    ----------------------------
                                                     Ron Berkowitz
                                                     Chief Financial Officer