Form 10KSB
period 1999-12-31
NATIONAL QUALITY CARE INC
filed 2000-04-14
CIK 872544

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

                         Commission file number: 0-19031

                           NATIONAL QUALITY CARE, INC.
                           ---------------------------
            (Name of small business issuer specified in its charter)

           Delaware                             84-1215959
    ---------------------------------        -------------------
    (State or other jurisdiction             (I.R.S. Employer
    of incorporation or organization)        Identification No.)

    1835 South La Cienega Boulevard, Suite 235, Los Angeles,California 90035
    ------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                  310-280-2758
                ------------------------------------------------
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                       Name of each exchange
         Title of each class                            on which registered
         -------------------                           ----------------------
               None                                             None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $0.01 par value per share
                     ---------------------------------------
                                (Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 1999 were $4,344,730.

The number of shares outstanding of the issuer's Common Stock as of March 27, 2000 was 9,889,878 shares. The aggregate market value of the Common Stock (6,013,121 shares) held by non-affiliates, based on the average of the bid and asked prices ($0.15) of the common stock as of March 27, 2000 was $901,968.

Transactional Small Business Disclosure Format (Check one): Yes____ No_X_

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

BUSINESS PLAN
-------------

    The Company's current business plan includes a strategy to expand as a provider of dialysis services through the development and construction of new dialysis facilities and the acquisition of additional dialysis facilities and other strategically related health care services in selected markets. The Company's acquisition strategy relates to the Company's intention to purchase existing dialysis facilities and other related health care services which will create synergies with the Company's dialysis services business. The Company also intends to operate a medical school to train students in the field of hemodialysis and promote continuing education and knowledge of Nephrology to patients care personnel.

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

THE DIALYSIS INDUSTRY
---------------------

END-STAGE RENAL DISEASE

    ESRD is the state of advanced renal impairment that is irreversible and requires routine dialysis treatments or kidney transplantation to sustain life. Qualified patients with ESRD have been entitled since 1972 to Medicare benefits regardless of age or financial circumstances. According to figures published by the Health Care Financing Administration ("HCFA"), the number of patients requiring chronic dialysis services in the United States has increased at an 8% compounded annual growth rate to approximately 257,000 patients as of March 1999 from 85,000 in 1985. It is estimated that the United States market for outpatient and inpatient services to ESRD patients in 1998 exceeded $16 billion.

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

TREATMENT OPTIONS FOR END-STAGE RENAL DISEASE

    Treatment options for ESRD include hemodialysis, peritoneal dialysis and kidney transplantation. ESRD patients are treated predominantly in outpatient treatment facilities. HCFA estimates that, during 1997, 86.4% of the ESRD patients in the United States were receiving hemodialysis treatment in outpatient facilities, with the remaining patients being treated in the home either through peritoneal dialysis (12.8%) or home hemodialysis (.8%).

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

EQUIPMENT SUPPLY AGREEMENT

    The Company purchases a significant portion of the medical equipment to be utilized in the Company's dialysis operations from a large medical supplier.

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

ANCILLARY SERVICES

    Dialysis facilities may provide a comprehensive range of ancillary services to ESRD patients, the most significant of which is the administration of erythropoietin ("EPO") upon a physician's prescription. EPO is a bio-engineered protein, which stimulates the production of red blood cells and is used in connection with all forms of dialysis to treat anemia, a medical complication frequently experienced by ESRD patients, and has the effect of reducing or eliminating the need for blood transfusions for dialysis patients. The Company administers EPO to ESRD patients, but currently does not provide other ancillary services to its patients.

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

SOURCES OF REVENUE REIMBURSEMENT

    The following table provides information for the periods indicated regarding the percentage of Company net operating revenues provided by: (i) the Medicare ESRD program, (ii) Medicaid, (iii) private/alternative payors, such as private insurance and private funds, and (iv) hospital inpatient dialysis services:

                                         Years Ended December 31
                                         -----------------------
                                          1999            1998
                                         ------          ------

Medicare                                  40.9%           41.3%
Medicaid                                  23.3            23.2
Private/alternative payors                12.7            14.8
Hospital inpatient
 dialysis services                        23.1            20.7
                                         ------          ------

         Total                           100.0%          100.0%
                                         ======          ======

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

    The Company receives reimbursement for outpatient dialysis services provided to Medicare-eligible patients at rates that are currently between $118 and $138 per treatment, depending upon regional wage variations. The Medicare reimbursement rate is subject to change by legislation and recommendations by the Prospective Payment Assessment Commission ("PROPAC"). The Medicare ESRD reimbursement rate was unchanged from commencement of the program in 1972 until 1983. From 1983 through December, 1990, numerous Congressional actions resulted in net reduction of the average reimbursement rate from a fixed rate of $138 per treatment in 1983 to $126 per treatment in 1990. In 1990, Congress increased the ESRD reimbursement rate, effective January 1, 1991, resulting in an average ESRD reimbursement rate of $126 per treatment. In 1990, Congress required that the Department of Health and Human Services ("HHS") and PROPAC study dialysis costs and reimbursement and make findings as to the appropriateness of ESRD reimbursement rates. The reimbursement rate for outpatient dialysis services increased by 1.2% to $139.39 for dialysis treatments furnished on or after January 1, 2000. On June 1, 1989, the FDA approved the production and sale of EPO, and HCFA approved Medicare reimbursement for the use of EPO by dialysis patients.

    From June 1, 1989 through December 31, 1990, the Medicare ESRD program reimbursed for EPO at the fixed rate of $40 per administration of EPO, in addition to the dialysis facility's allowable composite rate for dosages of up to 9,999 units per administration. For higher dosages, an additional $30 per EPO administration was allowed. Effective January 1, 1991, the Medicare allowable prescribed rate for EPO was changed to $11 per 1,000 units, rounded to the nearest 100 units. Subsequently, legislation was enacted to reduce the Medicare prescribed rate for EPO by $1 per 1,000 units after December 31, 1993. The Office of the Inspector General of HHS recently recommended that Medicare reimbursement for EPO be reduced from $10 to $9 per 1,000 units and HHS has concurred with this recommendation. However, HHS has not determined whether it will pursue this change through the rulemaking process. The President's fiscal 2000 budget includes this proposed reduction in EPO reimbursement. There can be no assurance that the Company can maintain current operating margins in the future for EPO administrations due to potential reimbursement decreases, or to potential increases in product costs from its sole manufacturer.

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

    On July 21, 1994, the Secretary of HHS proposed a rule that the Secretary said, "would modify the original set of safe harbor provisions to give greater clarity to the rulemaking's original intent." The proposed rule would, among other things, make changes to the safe harbors on personal services and management contracts, small entity investment and space rentals. The Company does not believe that its conclusions with respect to the application of these safe harbors to its current arrangements as set forth above would change if the proposed rule were adopted in the form proposed. However, the Company cannot predict the outcome of the rulemaking process or whether changes in the safe harbor rule will affect the Company's position with respect to the anti-kickback statute.

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

STARK I

    Provisions of the Omnibus Budget Reconciliation Act of 1989 ("Stark I") restrict physician referrals for clinical laboratory services to entities with which a physician or an immediate family member has a "financial relationship." The entity is precluded from claiming payment for such services under the Medicare or Medicaid programs, is liable for the refund of amounts received pursuant to prohibited claims, can receive civil penalties of up to $15,000 per service and can be excluded from participation in the Medicare and Medicaid programs. Because of its broad language, Stark I may be interpreted by HCFA to apply to the Company's operations. However, regulations interpreting Stark I have created an exception to its applicability for services furnished in a dialysis facility if payment for those services is included in the ESRD composite rate. The Company believes that its compensation arrangements, with its Medical Directors and other physicians under contract are in material compliance with the provisions of Stark I.

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

EMPLOYEES
---------

    As of March 8, 2000, the Company had twenty-seven (27) full-time employees, including one (1) executive, twenty-two (22) medical and four (4) administrative personnel. Ron Berkowitz, the Company's Chief Financial Officer, resigned from the Company on December 3, 1999.

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

FINANCIAL RISKS
---------------

    LACK OF PROFITABILITY AND EXPANSION STRATEGY. The Company generated a net income of approximately $40,046 during the fiscal year ended December 31, 1999. Further, as of December 31, 1999, the Company had an accumulated deficit of approximately $1,905,299. The Company experienced income from operations during the year ended December 31, 1999 of approximately $287,501. Profitable operations will be necessary to sustain the business on an on-going basis unless the Company obtains additional financing from external sources. There can be no assurances that the Company will experience profitable operations or obtain additional financing in the future. The Company's business strategy includes the proposed expansion of the Company's business operations by acquisitions and development of additional dialysis facilities and related health care service business. There can be no assurance that the Company's expansion strategy will create operating synergies with any proposed or development target or result in profitable operations. See "Item 6 - Management's Discussion and Analysis or Plan of Operation" and "Item 12 - Certain Relationships and Related Transactions."

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

    CONTROL BY PRINCIPAL STOCKHOLDERS. Three of the Company's principal stockholders, directors and executive officers of the Company and their affiliates control the voting power of approximately 36.14% of the outstanding Common Stock. As a result of such Common Stock ownership, such persons will be in a position to exercise significant control with respect to the affairs of the Company and the election of directors. See "Item 11 - Security Ownership of Certain Beneficial Owners and Management."

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

    CERTAIN REGISTRATION RIGHTS. The Company has entered into various agreements pursuant to which certain holders of the Company's outstanding Common Stock, who are affiliates of the Company, have been granted the right, under various circumstances, to have Common Stock that is currently outstanding registered for sale in accordance with the registration requirements of the Securities Act upon demand or "piggybacked" to a registration statement which may be filed by the Company. Of the currently issued and outstanding Common Stock, 800,000 shares may be the subject of future registration statements pursuant to the terms of such agreements. In addition, currently outstanding options and warrants issued to certain consultants and employees to purchase up to 2,071,995 shares of Common Stock are either the subject of current registration statements or have certain registration rights. Any such registration statement may have a material adverse effect on the market price for the Company's Common Stock resulting from the increased number of free trading shares of Common Stock in the market. There can be no assurances that such registration rights will not be enforced or that the enforcement of such registration rights will not have a material adverse effect on the market price for the Common Stock. See "Item 12 - Certain Relationships and Related Transactions."

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

    SHARES ELIGIBLE FOR FUTURE SALE; ISSUANCE OF ADDITIONAL SHARES. Future sales of shares of Common Stock by the Company and its stockholders could adversely affect the prevailing market price of the Common Stock. There are currently 6,013,121 shares of Common Stock which are free trading shares or are eligible to have the restrictive legend removed pursuant to Rule 144(k) promulgated under the Securities Act. Further, 800,000 shares may be the subject of future registration statements pursuant to the terms of certain agreements between the Company and certain of its stockholders. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales may occur, could have a material adverse effect on the market price of the Common Stock. Pursuant to its Certificate of Incorporation, the Company has the authority to issue additional shares of Common Stock and Preferred Stock. The issuance of such shares could result in the dilution of the voting power of the currently issued and outstanding Common Stock. See "Item 5 - Market for Common Equity and Related Stockholder Matters."

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

GENERAL BUSINESS OPERATIONS RISKS
---------------------------------

    DEPENDENCE ON MEDICARE, MEDICAID AND OTHER SOURCES OF REIMBURSEMENT. The Company is reimbursed for dialysis services primarily at fixed rates established in advance under the Medicare ESRD program. Under this program, once a patient becomes eligible for Medicare reimbursement, Medicare is responsible for payment of 80% of the composite rates determined by HCFA for dialysis treatments. Since 1972, qualified patients with ESRD have been entitled to Medicare benefit regardless of age or financial circumstances. The Company estimates that approximately 41% of its net operating revenues during its fiscal year ended December 31, 1999 were funded by Medicare. Since 1983, numerous Congressional actions have resulted in changes in the Medicare composite reimbursement rate from a national average of $138 per treatment in 1983 to a low of $125 per treatment on average in 1986 and to approximately $126 per treatment on average at present. Although the HCFA increased the composite rate by 1.2% to $139.39 effective January 1, 2000, the Company is not able to predict whether future rate changes will be made. Reductions in composite rates could have a material adverse effect on the Company's revenues and net earnings. Furthermore, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in prescribed rates, may adversely affect the Company's earnings in the future. The Company is also unable to predict whether certain services, as to which the Company is currently separately reimbursed, may in the future be included in the Medicare composite rate. See "Business - Operations - Sources of Revenue Reimbursement" and "Business - Operations - Medicare Reimbursement."

    Since June 1, 1989, the Medicare ESRD program has provided reimbursement for the administration to dialysis patients of EPO. EPO is beneficial in the treatment of anemia, a medical complication frequently experienced by dialysis patients. Many of the Company's dialysis patients receive EPO. Revenues from EPO (the substantial majority of which are reimbursed through Medicare and Medicaid programs) were approximately $703,100, or 17% of medical service revenues, in fiscal 1999. EPO reimbursement significantly affects the Company's net income. Medicare reimbursement for EPO was reduced from $11 to $10 per 1,000 units for services rendered after December 31, 1993. The Office of the Inspector General of HHS recently recommended that Medicare reimbursement for EPO be reduced from $10 to $9 per 1,000 units and HHS has concurred with this recommendation. However, HHS has not determined whether it will pursue this change through the rulemaking process. The President's fiscal 2000 budget includes this proposed reduction in EPO reimbursement. EPO is produced by a single manufacturer, and any interruption of supply or product cost increases could adversely affect the Company's operations. See "Business - Operations - Medicare Reimbursement."

    The State of California, the only state in which the Company currently operates dialysis facilities, provides Medicaid (or comparable) benefits to qualified recipients to supplement their Medicare entitlement. The Company estimates that approximately 23% of its net revenues during fiscal 1999 were funded by Medicaid or comparable state programs. The Medicaid programs are subject to statutory and regulatory changes, administrative ruling, interpretations of policy and governmental funding restrictions, all of which may have the effect of decreasing program payments, increasing costs or modifying the way the Company operates its dialysis business. See "Business - Operations - Medicaid Reimbursement."

    Approximately 36% of the Company's net revenues during fiscal 1999 were from sources other than Medicare and Medicaid. These sources include payments from third-party, non-government payors, at rates that generally exceed the Medicare and Medicaid rates, and payments from hospitals with which the Company has contracts for the provision of acute dialysis treatments. Any restriction or reduction of the Company's ability to charge for such services at rates in excess of those paid by Medicare would adversely affect the Company's net operating revenues and net income. The Company is unable to quantify or predict the degree, if any, of the risk of reductions in payments under these various payment plans. The Company is a party to non-exclusive agreements with certain third-party payors (three of which accounted for approximately 17% of the Company's net revenues in fiscal 1999), and termination of such third-party agreements could have an adverse effect on the Company. See "Business - Operations - Sources of Revenue Reimbursement."

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

    LIMITATIONS ON DIRECTOR LIABILITY. The Company's Certificate of Incorporation provides, as permitted by governing Delaware law, that a director of the Company shall not be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. In addition, the Company's Certificate of Incorporation and Bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Delaware law. Further, the Company has adopted certain forms of indemnification agreements which may be entered into with the Company's officers and directors. These provisions and agreements may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on behalf of the Company against a director. See "Item 10 Executive Compensation
- Indemnification of Officers and Directors."

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

    As of May 17, 1996, the Company acquired that certain real property (the "Real Property") located at 6000 San Vicente Boulevard, Los Angeles, California, for a purchase price of $2,055,000, as adjusted for certain credits to the Company with respect to the purchase price. The Real Property includes the improvement of a hospital facility. The Real Property is subject to three (3) deeds of trust in the aggregate amount of $2,025,000. As of December 31, 1999, the principal amount of this obligation was approximately $1,683,500. See "Item 6 - Management's Discussion and Analysis or Plan of Operation."

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

    The Company also has entered into a master lease agreement (the "Master Lease") with Aegis for the Real Property at an annual rental rate of $1,000. The Master Lease is subject to a written triple net lease dated January 16, 1980, with Avalon Memorial Hospital ("Avalon") as the current tenant in possession. The term of the lease with Avalon extends through December 31, 1999, with options to extend the lease by Avalon for two (2) additional five (5) year terms. By a letter dated June 20, 1999, Avalon Memorial Hospital exercised its option to extend the lease on the property for an additional five (5) years commencing January 1, 2000. The term of the Master Lease extends through May 31, 2026. However, the Master Lease may be terminated earlier upon the cancellation, exoneration or release of any guarantees by Aegis or Mr. Barkai with respect to loan obligations secured by the Real Property. In connection with the Agreement to Perform Loan Covenants, Barkai has agreed that if the net rents arising from the Real Property are paid to Aegis in an amount or amounts sufficient to pay all amounts due under such loans as they became due, the Company will be excused from its duty to Barkai of payment under such loans, but only to that extent. Currently, the aggregate monthly amount due under such loans is approximately $20,200 and the current monthly rental payment of Avalon is approximately $22,642.

ITEM 3.   LEGAL PROCEEDINGS.
          ------------------

    The Company is not a party to any material litigation and is not aware of any pending or threatened litigation that could have a material adverse effect on the Company's business, operating results or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ----------------------------------------------------

    On March 8, 2000, at the Company's Annual Meeting of Stockholders, the Company's stockholders adopted the 1999 Employee Stock Option Plan, approved the form of indemnification agreements between the Company and the members of the Company's Board of Directors, ratified the appointment of Moss Adams LLP as independent auditors for the Company, and elected the Board of Directors.


                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
          ---------------------------------------------------------

    As of March 27, 2000 the authorized capital stock of the Company consisted of 50,000,000 shares of common stock, par value $0.01 per share (the "Common Stock") and 5,000,000 shares of preferred stock, par value $0.01 per share (the "Preferred Stock"). As of March 27, 2000, there were issued and outstanding 9,889,878 shares of Common Stock which are held by approximately 400 shareholders, and options and warrants to purchase 2,071,995 shares of Common Stock, of which 1,891,995 are exercisable as of the date of this Report. Further, the Company may issue warrants to purchase up to an additional 500,000 shares of Common Stock and may issue up to an additional 4,210,644 shares of Common Stock to certain affiliates of the Company based on future financial performance by the Company during the fiscal years ending December 31, 2000 to 2001. See "Item 12 - Certain Relationships and Related Transactions."

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

    The following table sets forth quotations for the bid and asked prices for the Common Stock for the periods indicated below, based upon quotations between dealers, without adjustments for stock splits, dividends, retail mark-ups, mark-downs or commissions, and therefore, may not represent actual transactions:

                                      BID PRICES               ASKED PRICES
                                      ----------               ------------
                                   HIGH        LOW         HIGH           LOW
                                  ------      ------      ------         ------

YEAR ENDED DECEMBER 31, 1998

1st Quarter                       1 1/4       15/32       1 5/16          17/32
2nd Quarter                       1 1/8       15/32       1 3/16          17/32
3rd Quarter                        9/16       15/64          5/8            1/4
4th Quarter                       11/32        3/16          3/8          13/64


YEAR ENDED DECEMBER 31, 1999

1st Quarter                       15/64         1/8        17/64           5/32
2nd Quarter                       13/32        1/16          1/2           7/64
3rd Quarter                        5/16         1/8          3/8           5/32
4th Quarter                       11/64        3/32         7/32           7/64

    The bid and asked sales prices of the Common Stock, as traded in the over-the-counter market, on March 27, 2000, were approximately $0.13 and $0.17, respectively. These prices are based upon quotations between dealers, without adjustments for retail mark-ups, mark-downs or commissions, and therefore may not represent actual transactions.

    No dividend has been declared or paid by the Company since inception. The Company does not anticipate that any dividends will be declared or paid in the future.

    The transfer agent for the Company is Colonial Stock Transfer, 455 E. 400 South, Suite 100, Salt Lake City, Utah 84111, (801) 355-5740.

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

    RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998. Total income for the year ended December 31, 1999 increased approximately 11% to $4,344,730 from $3,931,576 for the year ended December 31, 1998. Medical service revenue for the year ended December 31, 1999 increased approximately 11% to $4,073,030 from $3,659,876 for the year ended December 31, 1998. This increase primarily resulted from an increase in volume of outpatient treatments, as well as inpatient services. In addition, the Company received rental income of $271,700 during the years ended December 31, 1999 and December 31, 1998 from certain real property owned by the Company in Los Angeles, California utilized by a non-affiliate as a hospital facility. See "Item 2 Description of Properties."

    Total operating expenses during the year ended December 31, 1999 decreased modestly to $4,057,229 from $4,075,282 during the year ended December 31, 1998. Total operating expenses include: (i) cost of medical services, (ii) selling, general and administrative expenses, (iii) depreciation and amortization, and
(iv) rental expenses, as follows:

    Cost of medical services during the year ended December 31, 1999 slightly decreased to $2,768,996 from $2,789,784 during the year ended December 31, 1998. This decrease is primarily due to the streamlining of the Company's operation, which more than offset the rising usage of drugs and medication prescribed due to the increase in patient volume.

    Selling, general and administrative expenses during the year ended December 31, 1999 decreased approximately 1.2% to $1,079,807 from $1,092,770 during the year ended December 31, 1998. This decrease is primarily related to reduced legal fees of approximately $31,600, which was offset by an increase in administrative payroll of $15,200 due to the hiring of credit and collection personnel.

    Depreciation and amortization during the years ended December 31, 1999 and December 31, 1998 increased approximately 6% to $134,737 from $126,500. This increase was primarily due to the recording of capitalized medical equipment leases.

    Rental expenses during the year ended December 31, 1999 and 1998 increased 11% to $73,689 from $66,228 due to the increased property taxes of $7,461 per year. See "Item 2. Description of Properties."

    Other expenses decreased 66% during the year ended December 31, 1999 to $245,855 from $727,444 during the year ended December 31, 1998. This decrease in other expenses between the respective years resulted primarily from: (i) a valuation allowance of $499,000 on a note receivable from a significant shareholder of the Company taken in 1998 relating to the sale of the Company's business prior to the Share Exchange Agreement, (ii) an increase of $9,170 in interest income, and (iii) an increase of $24,435 in interest expense, primarily due to the recording of new capital leases in 1999.

    As a result of the foregoing, the Company generated net income of $40,046 during the year ended December 31, 1999, as compared to a net loss of $872,750 during the year ended December 31, 1998. Income from operations during the year ended December 31, 1999 was $287,501 compared to a loss from operations of $143,706 during the year ended December 31, 1998. This increase in income from operations primarily resulted from increased inpatient and outpatient services and from the streamlining of operations. Although the management believes that the Company will continue to generate income from operations in 2000, based on the results of operations in the year ending December 31, 1999 and the Company's cost cutting program, there can be no assurance that the volume of inpatient and outpatient services will continue to grow and the cost cutting program implemented by the company will be successful in bringing down costs.

    As of December 31, 1999, the Company had net operating loss carryforwards totaling approximately $5,000,000 and $700,000 for federal and state income tax purposes, respectively, which are available to offset future federal taxable income, if any, through 2019. The federal net operating loss carryforwards include $3,700,000 of losses, which are limited by IRC Section 382. However, such limitations have not yet been quantified. Utilization of the Company's net operating loss may be subject to limitation under certain circumstances.

    LIQUIDITY AND CAPITAL RESOURCES. At December 31, 1999, the ratio of current assets to current liabilities was 0.61 to 1.00 compared to 0.53 to 1.00 at December 31, 1998.

    The Company's cash flow needs for the year ended December 31, 1999 were primarily provided from proceeds from operations. The Company had a working capital deficit of approximately $627,500 at December 31, 1999. A note receivable of $642,000 was written down to $143,000 on the Company's financial statements and classified as a contra equity in December 31, 1998. The working capital deficit at December 31, 1998 was approximately $683,000. Management believes that, as of December 31, 1999, and for the foreseeable future, the Company will be able to finance costs of current levels of operations from revenues and loans currently in place.

    Cash and cash equivalents were $60,814 as of December 31, 1999, as compared to $27,754 as of December 31, 1998. This increase was primarily attributable to the repayment of note receivable from Medipace, an affiliate of two (2) of the Company's four (4) directors and largest stockholders, and proceeds from the exercise of stock options.

    As of December 31, 1999, the Company had borrowings in the aggregate amount of $2,298,316 of which short-term borrowings accounted for $387,528. As of December 31, 1998, the Company had total borrowings of $2,249,854, of which short-term borrowings accounted for $202,075. The increase relates primarily to the recording of new capital lease obligations with a balance of $95,259 at December 31, 1999, and the conversion of a $212,166 accounts payable into a note with a balance of $117,540 as of December 31, 1999.

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

    As of April 15, 1997, the obligors on the promissory notes assigned 630,206 of the shares of Common Stock to a third party, who executed a promissory note payable to the Company in the principal amount of approximately $865,000, bearing interest at the rate of 8% per annum, and due and payable on or before February 23, 2000. Further, the assignee of the shares agreed to pay the additional sum of approximately $135,000 on the due date of the $865,000 promissory note as additional consideration for the Company's agreement to consent to the assignment of the 630,206 shares. The promissory notes executed by the initial obligors were cancelled. Through December 31, 1997, the Company received $76,800, including principal and accrued interest, on such obligations through the liquidation of 60,000 of the pledged shares of Common Stock in 1997. The Company did not receive any payment on the note in 1999 and 1998. The obligations owing to the Company on these amounts by the assignee of shares are secured by the 570,206 shares of Common Stock, which are currently held in escrow. The Company has placed a valuation allowance of $719,000 on the note receivable as of December 31, 1998, in part, due to the decrease in the market price of the shares of Common Stock, which secure the repayment of the obligation. No valuation allowance was made on the note receivable in 1999. There can be no assurances that all amounts of the obligations will be recovered from the liquidation of such shares or from other assets of the obligor. See "Item 11- Security Ownership of Certain Beneficial Owners and Management" and "Item 12 - Certain Relationships and Related Transactions."

    Prior to and in connection with the closing of the Share Exchange Agreement, management of the Company determined to change the Company's business operations to the Company's current business and discontinue the prior potato harvesting related business. As of May 11, 1996, the Company entered into a joint venture with Vern Tharp, a former director and officer of the Company, to manage, care and sublease two (2) potato harvesters which relate to certain of the Company's prior business operations. In April 1998, the Company paid $60,000 to the lessor of the potato harvester in full satisfaction of amounts owing on the potato harvester lease and $10,500 to Mr. Tharp, and the Company dissolved the joint venture.

    The Company has a demand note receivable from Medipace, an affiliate of the Company's principal stockholders and two (2) of the Company directors and executive officers, in the principal amount of $121,151, dated September 17, 1997, bearing interest at the rate of 8% per annum. As of December 31, 1999, the principal and interest amount of the promissory note remaining payable was $57,006. See "Item 12 - Certain Relationships and Related Transactions."

    In the second quarter of 1999, a lease receivable from Medipace, was entered into, which reduced an existing note from the affiliate for a like amount. The Company received $75,000 in consideration for a lease payable for the same amount. Both leases are identical in terms. These leases are classified as capital leases in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases". For accounting purposes, the Company has treated this transaction as a financing arrangement. Payments are due in installments through March 2004. Medipace has defaulted on its payment to the Company since October, 1999.

    The Company's current business plan includes a strategy to expand as a provider of dialysis services through the development of new dialysis facilities and the acquisition of additional facilities and other strategically related health care services in selected markets. The market for such acquisition prospects is highly competitive and management expects that certain potential acquirors will have significantly greater capital than the Company. The Company had a net income of $40,046 and an income from operations of $287,501 during the year ended December 31, 1999. Prior to this, the Company has suffered recurring losses and had a working capital deficit of approximately $627,500, at December 31, 1999. Although the Company experienced a significant improvement in income from operations in 1999, as compared to 1998, profitable operations will be necessary to sustain the business on an on-going basis, unless the Company obtains additional financing from external sources. There can be no assurances that the Company will experience profitable operations or obtain additional financing in the future.

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

YEAR 2000

    The Company has developed plans to address issues related to the impact on its computer systems for the Year 2000. The Company has established a task force with representatives from its operating units and financial management. Financial and operational systems have been assessed and plans have been developed to address system modification requirements. The financial impact of making the required system changes is not expected to be material to the company's consolidated financial position, liquidity and results of operations.

    The accounting systems have been tested and are Year 2000 compliant. The major suppliers of the Company's operations hardware and software equipment have provided information that the systems and embedded technology are Year 2000 compliant. A majority of the Company's other vendors have also indicated that their systems are Year 2000 compliant.

    The Company's business relies heavily upon its ability to obtain reimbursement from third party payors, including Medicare, Medicaid and private insurers. Presently, there have been no delays in the receipt of payments from these third party payors.

    The Company has developed contingency plans to address Year 2000 issues should they arise including (i) making certain that back-up power generators at certain locations are in placed, (ii) ensuring that alternative sources are available to supply the Company with key medical supplies, or making appropriate alternative arrangements, and (iii) the Company will arrange for alternative payment methods with any pricipal payor who is adversely affected by Year 2000 issues.

    While the Company has not experienced difficulties arising from Year 2000 issues, there can be no assurances that the Company may not encounter such difficulties in the future.

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

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

    KPMG LLP was previously the principal accountants for the Company. By letter dated December 2, 1999, KPMG LLP declined its appointment as principal accountants for the Company.

    In connection with the audits of the two fiscal years ended December 31, 1998, and the subsequent interim period through December 2, 1999, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

    The audit reports of KPMG LLP on the consolidated financial statements of the Company and subsidiaries as of and for the years ended December 31, 1997 and 1998, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

    As of December 6, 1999, the Company engaged Moss Adams LLP, as the Company's independent auditors to replace KPMG LLP, whose report with respect to the Company's consolidated financial statements for the fiscal year ended December 31, 1998, has been included in this Report.


                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          --------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
          --------------------------------------------------

    The response to this Item is to be contained in the Company's Proxy Statement for the Company's 2000 Annual Meeting of Stockholders, to be filed with the Commission, on or before April 30, 2000 (the "Proxy Statement"), or if not filed by such date, in an amendment to this Report to be filed on or before such date, under the caption of "Election of Directors," and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.
          -----------------------

    The response to this Item is to be contained in the Company's Proxy Statement, or if not filed by May 1, 2000, in an amendment to this Report to be filed on or before such date under the caption "Compensation of Executive Officers," and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------------------------------------

    The response to this Item is to be contained in the Company's Proxy Statement, or if not filed by May 1, 2000, in an amendment to this Report to be filed on or before such date under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

    The response to this Item is to be contained in the Company's Proxy Statement, or if not filed by May 1, 2000, in an amendment to this Report to be filed on or before such date under the caption "Certain Relationships and Related Transactions," and is incorporated herein by reference.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

A.  FINANCIAL STATEMENTS
    --------------------

    Consolidated balance sheets of National Quality Care, Inc. and subsidiary as of December 31, 1999 and 1998, and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended.

B.  REPORTS ON FORM 8-K
    -------------------

    The Company filed current report on Form 8-K on December 14, 1999 regarding the Company's change of independent certified public accountants.

C.  OTHER EXHIBITS
    --------------

    16.1 Letter RE Change in Certifying Accountant of KPMG LLP, dated December 2, 1999(1)
    23.1   Consent of Moss Adams LLP, dated April 13, 2000
    23.2   Consent of KPMG LLP, dated April 12, 2000
    27     Financial Data Schedule

-----------------------

(1) Filed as part of the Company's Current Report on Form 8-K dated December 14, 1999.

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

    The Company incorporates by reference in this Report the following items to be contained in the Proxy Statement, or if not filed by May 1, 2000, in an amendment to this Report to be filed on or before such date under the captions set forth below:

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

                                                NATIONAL QUALITY CARE, INC.


     Dated:  April 13, 2000                     By:  /s/ Victor Gura, M.D.
                                                     ----------------------
                                                     Victor Gura, M.D.
                                                     Chief Executive Officer,
                                                     Chief Financial Officer and
                                                     Director

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

                                                NATIONAL QUALITY CARE, INC.



     Dated:  April 13, 2000                     By:  /s/ Victor Gura, M.D.
                                                     ---------------------------
                                                     Victor Gura, M.D.
                                                     Chief Executive Officer,
                                                     Chief Financial Officer and
                                                     Director



     Dated:  April 13, 2000                     By:  /s/ Ronald P. Lang, M.D.
                                                     ---------------------------
                                                     Ronald P. Lang, M.D.
                                                     Director



     Dated:  April 13, 2000                     By:  /s/ Jose Spiwak, M.D.
                                                     ---------------------------
                                                     Jose Spiwak, M.D.
                                                     Director



     Dated:  April 13, 2000                     By:  /s/ Melinda McIntyre-Kolpin
                                                     ---------------------------
                                                     Melinda McIntyre-Kolpin
                                                     Director

                           NATIONAL QUALITY CARE, INC.

                          INDEPENDENT AUDITOR'S REPORT

                                       AND

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1999

                          INDEPENDENT AUDITOR'S REPORT




To the Stockholders and Board of Directors of National Quality Care, Inc.


We have audited the accompanying consolidated balance sheet of National Quality Care, Inc. and subsidiary as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Quality Care, Inc. and subsidiary as of December 31, 1999, and the consolidated results of their operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ Moss Adams LLP

MOSS ADAMS LLP


Los Angeles, California
March 14, 2000

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
National Quality Care, Inc.



We have audited the accompanying consolidated balance sheet of National Quality Care, Inc. and subsidiary as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Quality Care, Inc. and subsidiary as of December 31, 1998 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ KPMG LLP

KPMG LLP


Los Angeles, California
February 26, 1999

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                            1998          1999
--------------------------------------------------------------------------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                         $    27,754   $    60,814
  Accounts receivable, net of
   allowance for doubtful accounts
   of $170,000 in 1998 and $200,000
   in 1999                                              651,354       721,118
  Supplies inventory                                     54,539       101,702
  Other                                                  50,521       104,410
                                                    ------------  ------------
              Total current assets                      784,168       988,044

PROPERTY AND EQUIPMENT,  net                          2,713,800     2,601,096
DEPOSITS AND OTHER LONG-TERM ASSETS                      64,006        41,741
                                                    ------------  ------------
              Total assets                          $ 3,561,974   $ 3,630,881
                                                    ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                  $   998,561   $   922,206
  Accrued expenses                                      266,374       305,806
  Notes payable and current portion
   of long-term debt                                    202,075       387,528
                                                    ------------  ------------
              Total current liabilities               1,467,010     1,615,540

LONG-TERM DEBT, net of current portion                2,047,779     1,910,788
                                                    ------------  ------------
              Total liabilities                       3,514,789     3,526,328
                                                    ------------  ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value,
   5,000,000 shares authorized; no
   shares issued and outstanding                              -             -
  Common stock, $.01 par value,
   50,000,000 shares authorized;
   9,814,878 and 9,889,878 shares
   in 1998 and 1999, respectively,
   issued and outstanding                                98,148        98,898
  Additional paid-in capital                          2,163,407     2,177,657
  Receivables from stockholders, net                   (269,025)     (266,703)
  Accumulated deficit                                (1,945,345)   (1,905,299)
                                                    ------------  ------------
              Total stockholders' equity                 47,185       104,553
                                                    ------------  ------------
              Total liabilities and stockholders'
               equity                               $ 3,561,974   $ 3,630,881
                                                    ============  ============


The accompanying notes are an integral part of thees financial statements

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,                                1998          1999
--------------------------------------------------------------------------------

INCOME
  Medical service revenue                           $ 3,659,876   $ 4,073,030
  Rental income                                         271,700       271,700
                                                    ------------  ------------
              Total income                            3,931,576     4,344,730

OPERATING EXPENSES
  Cost of medical services                            2,789,784     2,768,996
  Selling, general and administrative                 1,092,770     1,079,807
  Depreciation and amortization                         126,500       134,737
  Rental and other                                       66,228        73,689
                                                    ------------  ------------
              Total operating expenses                4,075,282     4,057,229
                                                    ------------  ------------
              Income (loss) from operations            (143,706)      287,501
                                                    ------------  ------------
OTHER INCOME (EXPENSE)
  Interest expense                                     (251,045)     (275,480)
  Valuation allowance on receivable from
   stockholder                                         (499,000)            -
  Interest income                                         9,613        18,783
  Other income, net                                      12,988        10,842
                                                    ------------  ------------
              Total other expense                      (727,444)     (245,855)
                                                    ------------  ------------
              Income (loss) before provision
               for income taxes                        (871,150)       41,646

PROVISION FOR INCOME TAX                                  1,600         1,600
                                                    ------------  ------------
NET INCOME (LOSS)                                   $  (872,750)  $    40,046
                                                    ============  ============

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE    $     (0.09)  $         -
                                                    ============  ============
WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)           9,750,000     9,855,000
                                                    ============  ============
WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)         9,750,000     9,929,000
                                                    ============  ============

The accompanying notes are an integral part of thees financial statements


NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 1998 AND 1999
-----------------------------------------------------------------------------------------------------------------------------

                                        Common stock                             Receivables                        Total
                                ---------------------------       Paid-in          from          Accumulated    Stockholders'
                                   Shares          Amount         Capital       stockholders       Deficit         Equity
                                -------------   -------------   -------------   -------------   -------------   -------------
BALANCE - DECEMBER 31, 1997        9,555,710    $     95,556    $  2,086,394    $   (116,622)   $ (1,072,595)   $    992,733

   Options issued and exercised:
     For services rendered           196,668           1,967          62,513               -               -          64,480
     For cash                         62,500             625          14,500               -               -          15,125

   Receivable from stockholder
     secured by stock                      -               -               -        (142,790)              -        (142,790)

   Interest income on receivable
     from stockholder                      -               -               -          (9,613)              -          (9,613)

   Net loss                                -               -               -               -        (872,750)       (872,750)
                                -------------   -------------   -------------   -------------   -------------   -------------
BALANCE - DECEMBER 31, 1998        9,814,878          98,148       2,163,407        (269,025)     (1,945,345)         47,185

   Options exercised                  75,000             750          14,250               -               -          15,000

   Changes in receivables
     from stockholders                     -               -               -           2,322               -           2,322

   Net income                              -               -               -               -          40,046          40,046
                                -------------   -------------   -------------   -------------   -------------   -------------
BALANCE - DECEMBER 31, 1999        9,889,878    $     98,898    $  2,177,657    $   (266,703)   $ (1,905,299)   $    104,553
                                =============   =============   =============   =============   =============   =============

The accompanying notes are an integral part of these financial statements

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                1998          1999
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                 $  (872,750)  $    40,046
  Adjustments to reconcile net income (loss)
     to net cash provided (used) in operating
     activities:
     Depreciation and amortization                      171,024       179,361
     Issuance of common stock and stock options
     for services                                        64,480             -
     Allowance for doubtful accounts                          -        30,000
     Valuation allowance on note receivable             499,000             -
     Changes in assets and liabilities:
        Accounts receivable                            (310,857)      (99,764)
        Supplies inventory                               (7,815)      (47,163)
        Other assets                                    (35,924)      (46,334)
        Accounts payable                                403,179       151,185
        Accrued expenses                                 73,656        39,432
                                                    ------------  ------------
              Net cash provided (used) by
              operating activities                      (16,007)      246,763
                                                    ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                    (17,459)      (17,993)
  Changes in receivable from stockholder, net            (9,613)        2,322
                                                    ------------  ------------
              Net cash used by investing
              activities                                (27,072)      (15,671)
                                                    ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short and long-term borrowings          150,000        75,000
  Repayment of short and long-term borrowings          (133,512)     (288,032)
  Proceeds from exercise of stock options                15,125        15,000
                                                    ------------  ------------
              Net cash provided (used) by
              financing activities                       31,613      (198,032)
                                                    ------------  ------------
NET INCREASE (DECREASE) IN CASH                         (11,466)       33,060

CASH, beginning of year                                  39,220        27,754
                                                    ------------  ------------
CASH, end of year                                   $    27,754        60,814
                                                    ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for
    Interest                                        $   251,045   $   275,480
                                                    ============  ============
    Income taxes                                    $     1,600   $     1,600
                                                    ============  ============
SUPPLEMENTAL DISCLOSURE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:
  Equipment acquired under capital lease
  obligations                                       $   299,689   $    33,954
  Stock options granted in exchange for             ============  ============
  services rendered                                 $    64,480   $         -
  Accounts payable converted into long-term         ============  ============
  promissory note                                   $         -   $   227,539


The accompanying notes are an integral part of thees financial statements

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS

         National Quality Care, Inc. (the Company) provides dialysis services for patients suffering from chronic kidney failure through two dialysis clinics located in Los Angeles, California and for patients suffering acute kidney failure through a visiting nursing program contracted to several Los Angeles County hospitals. Payments for services is provided primarily by third-party payors including Medicare, Medi-Cal, commercial insurance companies and by the contracted hospitals.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPALS OF CONSOLIDATION - The consolidated financial statements include the accounts of National Quality Care, Inc. and its wholly owned subsidiary, Los Angeles Community Dialysis, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

         CASH AND CASH EQUIVALENTS - For purposes of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates their fair market value.

         BUILDING AND EQUIPMENT - Building and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments at lease inception. Depreciation and amortization are provided using the straight-line method over the estimated useful lives, which range from 5 to 30 years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of building and equipment are reflected in the consolidated statements of operations, if and when incurred.

         ACCOUNTS RECEIVABLE AND ALLOWANCES - Accounts receivable are stated at gross amounts billed, less allowances. A significant portion of the Company's accounts receivable involve third-party payors. The collection cycle on accounts receivable from continuing operations extends up to 12 months. Accounts receivable are shown net of contractual allowances and allowances for doubtful accounts.

         LONG-TERM ASSETS - Included in long-term assets is approximately $63,000 in loan fees and closing costs related to the purchase of land and building. The fees are being amortized on a straight-line basis over ten years. During 1999 the Company wrote off approximately $8,400 related to the refinance of this property, which has been included in amortization expenses. Total amortization expense for the year ended December 31, 1998 and 1999 was $6,265 and $14,709, respectively.

         REVENUE RECOGNITION - Medical service revenue consists of net patient service revenues, which are based on the Company's established billing rates less allowances and discounts principally for patients covered by Medicare, Medi-Cal and other contractual programs. Payments under these programs are based on either predetermined rates or the costs of services. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. These contractual allowances and discounts are reduced from accounts receivable in the accompanying consolidated balance sheets.

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         REVENUE RECOGNITION (CONTINUED) - The Medicare and Medi-Cal programs, which are the largest payors for services rendered by the Company, combined to account for approximately 65% of the Company's net revenues for each of the years ended December 31, 1998 and 1999. The Company is a party to nonexclusive agreements with certain third-party payors and termination of such third-party agreements could have an adverse effect on the Company.

         INCOME TAXES - Income tax expense includes federal and state taxes currently payable and deferred taxes arising from temporary differences in the financial reporting bases and tax bases of the Company's assets and liabilities. Income taxes are further explained in Note 6.

         CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to credit risk are primarily cash equivalents and accounts receivable. The Company has placed its cash and cash equivalents with one major financial institution. At times, the cash in the financial institution is temporarily in excess of the amount insured by the Federal Deposit Insurance Corporation (FDIC).

         With respect to accounts receivable, the Company routinely assesses the financial strength of its customers and third-party payors and, based upon factors surrounding their credit risk, establishes an allowance for uncollectible accounts. Management believes that its accounts receivable credit risk exposure, beyond allowances that have been provided, is minimal.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         STOCK OPTIONS - The Company has elected not to adopt Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation" and continues to apply Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its option plans. Under SFAS 123, a fair value method is used to determine compensation cost for stock options or similar equity instruments. Compensation is measured at the grant date and is recognized over the service or vesting period. Under APB 25, compensation cost is the excess, if any, of the quoted market price of the stock at the measurement date over the amount that must be paid to acquire the stock. The new standard allows the Company to continue to account for stock-based compensation under APB 25, with disclosure of the effects of the new standard. The proforma effect on income as if the Company had adopted SFAS 123 is disclosed in Note 7.

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         FAIR VALUE FINANCIAL INSTRUMENTS - The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for long-term debt also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

         EARNINGS PER SHARE - Earnings per share are based upon the weighted average number of shares of common stock and common stock equivalents outstanding. In 1998, the Company has not included the dilutive effect of assumed conversions and exercises of stock options and warrants since the effect of such an inclusion would be antidilutive. In 1999 the Company has included 761,000 of options and warrants in the calculation of dilutive earnings per share. Common stock equivalents which are exercisable into 5,599,000 shares of common stock at December 31, 1999 have been excluded because their effect would be antidilutive in 1999. However, these instruments could potentially dilute earnings per share in future years.

         NEW ACCOUNTING PRONOUNCEMENTS - During 1999, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 135 ("Rescission of FASB Statement No. 75 and Technical Corrections"), No. 136 ("Transfers of Assets to a Not-for-Profit Organization or Charitable Trust That Raises or Holds Contributions to Others"), and No. 137 ("Accounting for Derivative Instruments and Hedging Activities"), which are effective for years after 1999. Management believes these pronouncements will not have a material effect on the Company's financial statements or disclosures.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment and accumulated depreciation and amortization as of December 31, 1998 and 1999 are:


                                                        1998          1999
                                                    ------------  ------------
  Land                                              $   855,897   $   855,897
  Building                                            1,338,710     1,338,710
  Medical equipment                                     803,484       612,764
  Office equipment, furniture and fixtures               58,228        65,795
  Leasehold improvements                                158,372       158,372
                                                    ------------  ------------
                                                      3,214,691     3,031,538
  Accumulated depreciation and amortization            (500,891)     (430,442)
                                                    ------------  ------------
                                                    $ 2,713,800   $ 2,601,096
                                                    ============  ============

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3 - PROPERTY AND EQUIPMENT (Continued)

         Depreciation and amortization expense on property and equipment for the years ended December 31, 1998 and 1999 were $107,518 and $164,651, respectively of which $44,624 is included in rental and other expense in the statement of operations for the year ended December 31, 1999. Medical equipment includes $471,140 and $505,084 of equipment under capital lease as of December 31, 1998 and 1999, with accumulated depreciation of $87,344 and $168,415, respectively.

         During 1999 the Company wrote off $235,100 of fully depreciated medical equipment.

NOTE 4 - LEASE RECEIVABLE

         The Company entered into a purchase and leaseback arrangement for $75,000 of equipment with a shareholder affiliate, financing such equipment through a third party. The transaction resulted in a receivable from the shareholder affiliate replacing a portion of the note receivable from that affiliate and an identical capital lease liability to the third party (See Note
8). The receivable is recorded in stockholder's equity in 1999.

         Minimum payments under the capital lease receivable is as follows:

                  2000                                $    38,130
                  2001                                     30,504
                  2002                                     30,504
                  2003                                     30,504
                  2004                                      2,542
                                                      ------------

         Total minimum payments                           132,184
         Amount representing interest at 36%              (65,277)
                                                      ------------

         Present value of net minimum lease payments  $    66,907
                                                      ============

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 5 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

         Notes payable, long-term debt and capital lease obligations at December 31, 1998 and 1999 consist of the following:


                                                                                   1998           1999
                                                                                ------------  ------------

         Notes payable in monthly installments of $20,293 including interest at prime plus 2% (10.5% at December 31, 1999) per annum through May 2006 and May 2021, collateralized by land, building and equipment and assignment of a $2,000,000 in
          life insurance on and guaranteed by two majority stockholders         $ 1,717,069   $ 1,683,495

         Term loan, due on demand and if no demand is made due in
          monthly installments of $1,667 plus interest at 1.5% over the bank's index rate (10% at December 31, 1999),
          final installment due on April 30, 2003, secured by accounts
          receivable and personal guarantees by two majority stockholders.           86,664        66,660

         Term loan, due on demand and if no demand is made due in
          installments of $2,003 plus interest at 1.5% over the banks prime rate (10% at December 31, 1999), outstanding principal of
          $27,303 is due April 30, 2000, secured by accounts receivable
          and personal guarantees by two majority stockholders.                      50,000        33,721

         Note payable, due in monthly installments of $858 including
          interest at 10%, balance due August 2000, secured by equipment.            15,751         6,616

         Note payable, due in monthly installments of $10,000 plus
          interest at 15%, balance due December 2000                                      -       117,540

         Capitalized lease obligation, monthly installments of $643, including interest at 13%, due October 31, 2002, collateralized by
          equipment                                                                  24,438        18,179

         Capitalized lease obligations, due in monthly
          installments of $3,488 including interest at 12%, due
          December 2000, collateralized by equipment                                124,109        95,612

         Capitalized lease obligation, due in monthly installments
          of $868 including interest at 10%, due May 2003,
          collateralized by equipment                                                     -        30,066

         Capitalized lease obligation, due in monthly installments
          of $2,542 including interest at 36%, due January 2004,
          collateralized by equipment                                                     -        65,192

         Capitalized lease obligations, due in monthly installments of $6,894 including interest at 15%, due December 2002,
          collateralized by equipment                                               231,823       181,235
                                                                                ------------  ------------
                                                                                  2,249,854     2,298,316
         Less current portion                                                      (202,075)     (387,528)
                                                                                ------------  ------------
         Long-term debt, net of current portion                                 $ 2,047,779   $ 1,910,788
                                                                                ============  ============

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 5 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES (Continued)

          Annual principal maturities of long-term obligations, exclusive of capital leases, for future years ending December 31, are:

                  2000                                $   274,465
                  2001                                     35,353
                  2002                                     39,250
                  2003                                     43,575
                  2004                                     48,378
                  Thereafter                            1,467,010
                                                      ------------
                                                      $ 1,908,031
                                                      ============

         Minimum lease payments under capital leases for future years ending December 31, are:

                  2000                                $   173,208
                  2001                                    196,008
                  2002                                    108,717
                  2003                                     34,844
                  2004                                      2,542
                                                      ------------

         Total minimum payments                           515,319
         Amount representing interest at 10% to 36%      (125,034)
                                                      ------------

         Present value of net minimum lease payments      390,285

         Current portion                                 (113,063)

                  Long-term portion                   $   277,222
                                                      ============

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 6 - INCOME TAXES

         Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and tax reporting purposes. At December 31, 1998 and 1999, the Company's deferred tax assets are comprised of the following items:

                                                        1998         1999
                                                    ------------  ------------
     DEFERRED TAX ASSETS
      Net operating loss carryforward               $ 1,714,000   $ 1,738,000
      Note receivable reserve                           288,000       288,000
      Intangible assets                                  59,000        34,000
      Other                                              54,000        80,000
                                                    ------------  ------------
                                                      2,115,000     2,140,000
      Valuation allowance                            (2,115,000)   (2,140,000)
                                                    ------------  ------------
     NET DEFERRED TAX ASSET                         $         -   $         -
                                                    ============  ============


         The valuation allowance of $2,115,000 and $2,140,000 at December 31, 1998 and 1999, respectively, represents increases of $335,600 and $25,000, respectively, over the preceding year.

         The current income tax provision is made up of the following at December 31,:

                                                        1998          1999
                                                    ------------  ------------
     Current tax provision
      Federal                                       $         -   $         -
      State                                               1,600         1,600
                                                    ------------  ------------
                                                          1,600         1,600
     Deferred tax benefit                              (335,600)      (25,000)
     Valuation allowance on deferred taxes              335,600        25,000
                                                    ------------  ------------
                                                        $ 1,600   $     1,600
                                                    ============  ============

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 6 - INCOME TAXES (continued)

         A reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31, 1998 and 1999 are as follows:

                                                        1998          1999
                                                    ------------  ------------

         Computed "expected" tax expense (benefit)  $  (291,500)  $    14,300
         Increase (reduction) in income taxes
          resulting from:
           Change in valuation allowance                335,600        25,000
           State and local income taxes, net of
            Federal income tax effect                   (52,000)        2,400
           Adjustment to operating loss
            carryforwards                                     -       (37,900)
           Other, net                                     9,500        (2,200)
                                                    ------------  ------------
                                                    $     1,600   $     1,600
                                                    ============  ============

         At December 31, 1999, the Company has net operating loss carryforwards for Federal and state income tax purposes of approximately $5,000,000 and $700,000, respectively, which for Federal purposes are available to offset future taxable income, if any, through 2019. The Federal net operating loss carryforwards include $3,700,000 which are limited by IRC Section 382; however, such annual limitations have not been determined.

NOTE 7 - STOCK-BASED COMPENSATION

         The Company has granted options and warrants to acquire stock under two plans and various other grants made directly to certain parties for incentive compensation and as compensation for services rendered. As of December 31, 1999, approximately 4,293,000 shares of stock have been authorized for issuance under these arrangements and substantially all instruments authorized have been issued. The vesting requirements and the terms of the options vary widely based on the specific plan or grant. Stock options granted to date expire between two and six years after the original date of grant and vest at date of grant, with the exception of 500,000 warrants, which are exercisable after the Company reaches certain performance measures.

         In addition, options to acquire 4,210,644 shares of common stock, at an exercise price of $3.50 per share, will be issued to certain stockholders in the event the Company meets certain financial conditions based on the results of operations of the Company during the fiscal years ending December 31, 1999 to December 31, 2001. The shares will be issued in the event that the annual pretax earnings from operations of the Company during any of the years ending December 31, 1999 to 2001 shall equal or exceed $2,000,000.

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7 - STOCK-BASED COMPENSATION (continued)

         Activity in the Company's stock option and warrant arrangements is as follows:

                                                      Outstanding Options
                                                -------------------------------
                                                    Number       Exercise Price
                                                --------------   --------------

         Balance, December 31, 1997                   843,000    $        2.45
         Granted                                    1,300,000    $        0.81
         Exercised                                   (259,000)   $        0.93
                                                --------------
         Balance, December 31, 1998                 1,884,000    $        1.52
         Granted                                      365,000    $        0.20
         Exercised and expired                       (100,000)   $        0.41
                                                --------------
         Balance, December 31, 1999                 2,149,000    $        1.39
                                                ==============

         The following summarizes information about stock options outstanding at December 31, 1999:

                                        Outstanding Options
                    ------------------------------------------------------------
Range of exercise      Number      Weighted average remaining  Weighted average
    prices           outstanding       contractual life         exercise price
-----------------   ------------   --------------------------  -----------------

   $ .18 - $ .99      1,310,000          4.1 years                  $ 0.56
   $1.00 - $3.50        839,000          2.8 years                  $ 2.68
                    ------------
                      2,149,000          3.6 years                  $ 1.39
                    ============

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7 - STOCK-BASED COMPENSATION (continued)

         Had compensation cost for the Company's options granted been determined consistent with SFAS 123, the Company's net loss and loss per share would be affected as follows:

                                                        1998          1999
                                                    ------------  ------------

         Net income (loss)
          As reported                               $  (872,750)  $    40,046
                                                    ============  ============
          Pro Forma                                 $  (874,000)  $   (15,867)

         Basic and diluted earnings per share
          As reported                               $      (.09)  $         -
                                                    ============  ============
          Pro Forma                                 $      (.09)  $         -
                                                    ============  ============


         The Company acquired services from nonemployees by granting stock-based compensation and recognized compensation expense based on the fair value of services rendered of $64,480 in 1998.

         The fair value of each option granted is estimated on grant date, using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The following is the average of the data used to calculate the fair value:

  December 31,      Risk-free                       Expected      Expected
                  interest rate    Expected life   volatility     dividends
  ------------    -------------    -------------   ----------     ---------

     1999               5%            5 years          99%            0%
     1998               6%          2.5 years         130%            0%

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 8 - RELATED PARTY TRANSACTIONS

         The Company has an 8% unsecured demand note receivable from a stockholder due March 2000. During 1999 the Company transferred $75,000 of the note receivable to a separate note in connection with a purchase and leaseback transaction, which is further discussed in Note 4. No payments were received in 1998. The outstanding balance of $126,235 and $57,006 has been recorded as an offset to stockholders' equity at December 31, 1998 and 1999, respectively. Interest of $9,613 and $5,771 was accrued on the outstanding balance in 1998 and 1999, respectively. The separate $75,000 note created in this transaction earns interest at 36%, which corresponds with the rate implicit in the Company's lease obligation on the equipment. The December 31, 1999 balance of $66,907 is recorded as an offset to stockholders' equity.

         The Company has two non-interest bearing notes resulting from the sale of property and equipment to a former affiliate in 1996. The notes, secured by 570,000 shares of the Company's common stock, were due but not paid in February 1999. The notes were further extended through February 2000. The Company has provided for a valuation allowance of $719,000 against the note. The note has been recorded as an offset to stockholders' equity. In March 2000, the shareholder was negotiating with the Company for a further extension on the note through February 2001.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

         LEASES - The Company leases various operating facilities and certain medical equipment under operating leases expiring through 2007. Certain leases contain renewal options and escalation clauses based primarily on the consumer price index. In addition to specified rent, the property lease provides for the payment of certain building operating expenses over base year amounts. Future minimum annual payments under noncancellable operating leases for future years ending December 31 are:

                  2000                                $   234,701
                  2001                                    177,705
                  2002                                    166,645
                  2003                                    155,584
                  2004                                    155,584
                  Thereafter                              413,190
                                                      ------------
                                                      $ 1,303,409
                                                      ============

         Total rent expense, including equipment rentals, for the years ended December 31, 1998 and 1999 amounted to approximately $235,000 and $256,000, respectively.

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)


         LEASE AND SUBLEASE AGREEMENTS - The Company leases land and a building with a cost of approximately $2,195,000 under a 30-year master lease to a third party who is responsible for paying expenses and servicing the debt associated with the property. The master lease provides minimum rental income of $22,642 per month through 2005. Rental income exceeding the operating expenses and debt service costs is held as a reserve deposit, while the Company is responsible for any shortfall. The Company recognizes the rental income and expenses. The net reserve deposit included in other assets was $34,299 and $64,095 at December 31, 1998 and 1999, respectively.


NOTE 10 - EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) profit sharing plan that covers substantially all employees who meet the eligibility requirements of the plan. Contributions to the plan are made at the discretion of management and were $3,623 and $2,669 for 1998 and 1999, respectively.

NOTE 11 - MALPRACTICE INSURANCE

         The Company and physicians employed by the Company are insured by American Healthcare Indemnity. The Company's financial obligation is limited to its premiums for malpractice insurance coverage. American Healthcare Indemnity provides claims-based malpractice insurance coverage which covers only asserted malpractice claims within policy limits. The Company purchases tail insurance coverage when necessary and includes the cost of the premiums in the year the tail is purchased. Management does not believe there are material uninsured malpractice costs at December 31, 1998 and 1999.