Form 10QSB
period 2000-03-31
NATIONAL QUALITY CARE INC
filed 2000-05-15
CIK 872544

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



                      For the Quarter Ended March 31, 2000

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

                                  YES__X__ NO____

                The number of shares of common stock outstanding
                         as of May 12, 2000 is 9,889,878

                           National Quality Care, Inc.

                                Table of Contents


                                                                           Page

Part I.  Financial Information                                                3

         Item 1.   Financial Statements

                   Independent Accountant's Report                            4

                   Consolidated Balance Sheets as of
                   March 31, 2000 and December 31, 1999                       5

                   Consolidated Income Statements
                   for the Three Months Ended March 31, 2000
                   and 1999                                                   6

                   Consolidated Statements of Stockholders'
                   Equity for the Three Months Ended March 31, 2000           7

                   Consolidated Statements of Cash Flows for the
                   Three Months Ended March 31, 2000 and 1999                 8

                   Notes to Consolidated Financial Statements                 9

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations              9

Part II. Other Information

         Item 6.   Exhibits and Reports on Form 8-K                          12

         Signatures                                                          13

                         PART 1 - FINANCIAL INFORMATION



Item 1.  Financial Statements

                         Independent Accountant's Report


Board of Directors and Shareholders
National Quality Care, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of National Quality Care, Inc. and subsidiary as of March 31, 2000, and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 2000. These financial statements are the responsibility of National Quality Care, Inc. management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above in order for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of National Quality Care, Inc. and subsidiary as of December 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended not presented herein; and in our report dated March 14, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Moss Adams LLP

MOSS ADAMS LLP


Los Angeles, California
May 1, 2000

                                     NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                                    CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                     ASSETS
                                                      March 31,     December 31,
                                                        2000            1999
                                                    ------------    ------------
                                                     (Unaudited)
Current assets
  Cash and cash equivalents                         $    83,832     $    60,814
  Accounts receivable, net of allowance for
    doubtful accounts of $200,000                       591,616         721,118
  Supplies inventory                                     67,587         101,702
  Other current assets                                  129,751         104,410
                                                    ------------    ------------

         Total current assets                           872,786         988,044

Property and equipment, net                           2,570,594       2,601,096
Deposits and other long-term assets                      40,175          41,741
                                                    ------------    ------------

         Total assets                               $ 3,483,555     $ 3,630,881
                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                  $   885,692     $   922,206
  Accrued expenses                                      248,960         305,806
  Current portion of long-term debt                     350,366         387,528
                                                    ------------    ------------

         Total current liabilities                    1,485,018       1,615,540

Long-term debt, net of current portion                1,872,510       1,910,788
                                                    ------------    ------------

         Total liabilities                            3,357,528       3,526,328

Stockholders' equity
  Preferred stock, $.01 par value:
   5,000,000 shares authorized, no
   shares issued and outstanding                              -               -
  Common stock, $.01 par value:
   50,000,000 shares authorized,
   9,889,878 shares issued and
   outstanding                                           98,898          98,898
  Additional paid-in capital                          2,177,657       2,177,657
  Notes receivable from stockholders                   (267,848)       (266,703)
  Accumulated deficit                                (1,882,680)     (1,905,299)
                                                    ------------    ------------

         Total stockholders' equity                     126,027         104,553
                                                    ------------    ------------

         Total liabilities and stockholders'
          equity                                    $ 3,483,555     $ 3,630,881
                                                    ============    ============



   The accompanying notes are an integral part of these financial statements.

                                      NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                      CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                                            For the Three Months Ended March 31,
--------------------------------------------------------------------------------

                                                        2000            1999
                                                    ------------    ------------
Revenue
  Medical services                                  $   973,095     $   924,814
  Property rental                                        67,925          67,565
                                                    ------------    ------------

         Total revenue                                1,041,020         992,379
                                                    ------------    ------------

Operating expenses
  Cost of medical services                              687,870         632,433
  Selling, general, and administrative                  209,254         237,864
  Depreciation and amortization                          32,743          30,668
  Property rental expense and depreciation               18,422          11,156
                                                    ------------    ------------

         Total operating expenses                       948,289         912,121
                                                    ------------    ------------

Income from operations                                   92,731          80,258

Other income (expense)
  Interest expense                                      (68,268)        (62,995)
  Interest income                                         1,154           2,447
  Other expense                                          (1,398)              -
                                                    ------------    ------------

         Total other expense                            (68,512)        (60,548)
                                                    ------------    ------------

Income before provision for income taxes                 24,219          19,710

Provision for income taxes                               (1,600)              -
                                                    ------------    ------------

Net income                                          $    22,619     $    19,710
                                                    ============    ============

Basic and diluted income per share                  $      0.00     $      0.00
                                                    ============    ============

Weighted average shares outstanding                   9,890,000       9,815,000
                                                    ============    ============





   The accompanying notes are an integral part of these financial statements.


                                                                              NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                                                               For the Three Months Ended March 31, 2000
------------------------------------------------------------------------------------------------------------------------

                                       Common stock                         Receivables                        Total
                               ----------------------------     Paid-in        from        Accumulated     Stockholders'
                                  Shares          Amount        Capital     Stockholders      Deficit          Equity
                               -------------  -------------  -------------  -------------  -------------   -------------
BALANCE - DECEMBER 31, 1999       9,889,878   $     98,898   $  2,177,657   $   (266,703)  $ (1,905,299)   $    104,553


   Change in receivables
      from stockholders                   -              -              -         (1,145)             -          (1,145)

   Net income                             -              -              -              -         22,619          22,619
                               -------------  -------------  -------------  -------------  -------------   -------------
BALANCE - MARCH 31, 2000          9,889,878   $     98,898   $  2,177,657   $   (267,848)  $ (1,882,680)   $    126,027
                               =============  =============  =============  =============  =============   =============










    The accompanying notes are an integral part of these financial statements

                                     NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                            For the Three Months Ended March 31,
--------------------------------------------------------------------------------
                                                        2000            1999
                                                    ------------    ------------
Cash flows from operating activities
  Net income                                        $    22,619     $    19,710
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation and amortization                      42,333          40,257
      Increase in receivable from stockholder
       (interest)                                        (1,145)         (2,447)
      Allowance for doubtful accounts                         -          10,000
    (Increase) decrease in
      Accounts receivable                               129,502          20,613
      Supplies inventory                                 34,115         (20,232)
      Other current assets                              (25,341)        (49,008)
      Other assets                                        1,566           8,123
    Increase (decrease) in
      Accounts payable                                  (36,514)         41,602
      Accrued expenses                                  (56,846)        (40,596)
                                                    ------------    ------------

      Net cash provided by operating activities         110,289          28,022
                                                    ------------    ------------

Cash flows from investing activities
     Purchase of building and equipment                 (11,831)              -
                                                    ------------    ------------

Cash flows from financing activities
     Repayments of capital lease obligations            (29,095)        (23,410)
     Repayment of long-term debt                        (46,345)        (32,366)
                                                    ------------    ------------
              Net cash used in financing
               activities                               (75,440)        (55,776)
                                                    ------------    ------------

              Net increase (decrease) in cash            23,018         (27,754)
                                                    ------------    ------------

Cash and equivalents, beginning of period                60,814          27,754
                                                    ------------    ------------

Cash and equivalents, end of period                 $    83,832     $         -
                                                    ============    ============


Supplemental disclosures of cash information:
     Interest paid                                       68,268          62,995

     In February 1999, the Company signed a
     promissory note with Priority Healthcare
     to convert $212,166 of accounts payable
     and $15,373 of accrued service charges
     into a long-term note payable in 23
     monthly installments with interest upon
     the unpaid principle balance at the
     rate of 10%                                              -         227,539

     Interest receivable from stockholder
     accrued but not received                            (1,145)         (2,447)






   The accompanying notes are an integral part of these financial statements.

                           NATIONAL QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. They have been reviewed by the Company's independent auditors in accordance with the professional standards and procedures as set forth in Statement of Auditing Standards No. 71 (SAS 71). SAS 71 procedures for conducting a review of interim financial information generally are limited to inquiries and analytical procedures concerning significant accounting matters relating to the financial information to be reported. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

(2)      EARNINGS PER SHARE

         Weighted average shares outstanding for both basic and diluted income per share for the three months ended March 31, 2000 and March 31, 1999 were 9,890,000 and 9,815,000, respectively. The Company has not included the dilutive effect of assumed conversions and exercises of stock options and warrants for March 31, 2000 and 1999 since the effect of such an inclusion was antidilutive.

         The Board of Directors agreed on March 8, 2000 to cancel the 637,500 options granted and unexercised, and to reissue 637,500 shares at an exercise price of $0.10. This proposal will be voted on by the Company's shareholders at the Company's Annual Meeting of Stockholders on June 21, 2000.

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

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999. Total revenue for the three months ended March 31, 2000 increased approximately 5% to $1,041,020 from $992,379 for the three months ended March 31, 1999. Medical service revenue for the three months ended March 31, 2000 increased approximately 5% to $973,095 from $924,814 for the three months ended March 31, 1999. The increase resulted from higher volume of outpatient treatments.

         Total operating expenses during the three months ended March 31, 2000 increased 4% to $948,289 from $912,121 during the three months ended March 31, 1999. Total operating expenses include (i) cost of medical services, (ii) selling, general and administrative expenses, and (iii) rental expense, as follows:

         Cost of medical services during the three months ended March 31, 2000 increased 9% to $687,870 from $632,433 during the three months ended March 31, 1999. This increase primarily resulted from the increase in prescribed usage of medical supplies utilized in the Company's business operations and is in line with the growth in revenues. Cost of medical services primarily consists of two
(2) categories: (i) Medical services and supplies, and (ii) Outside services. Medical services and supplies for the three months ended March 31, 2000 increased approximately 10% to $592,542 from $536,750 for the three months ended March 31, 1999. The increase was primarily due to rising usage of medical supplies prescribed due to increased outpatient volume, the unexpected 3.9% increase in the wholesale acquisition price of Epogen on February 24, 2000 and the leasing of additional equipment in the Company's dialysis facilities. Outside services for the three months ended March 31, 2000 slightly decreased to $95,328 from $95,683 during the three months ended March 31, 1999.

         Selling, general and administrative expenses during the three months ended March 31, 2000 decreased 12% to $209,254 from $237,864 during the three months ended March 31, 1999.

         Depreciation and amortization during the three months ended March 31, 2000 increased 7% to $32,743 from $30,668 during the three months ended March 31, 1999 as a result of capital leases.

         Rent and other expenses during the three months ended March 31, 2000 increased to $18,422 from $11,156 during the three months ended March 31, 1999. This increase is primarily due to increase in real estate property taxes.

         Other expenses increased during the three months ended March 31, 2000 to $68,512 from $60,548 during the three months ended March 31, 1999. This increase in expenses between the respective periods is primarily due to an increase in interest expense relating to capital lease obligations and notes.

         As a result of the foregoing, the Company generated net income of $22,619 during the three months ended March 31, 2000, as compared to net income of $19,710 during the three months ended March 31, 1999. The Company generated income from operations during the three months ended March 31, 2000 of $92,731, as compared to income from operations of $80,258 during the three months ended March 31, 1999. Management believes that the increase of income from operations is part of a continuing trend, which began during the last six months of 1999 and expects this trend to continue throughout 2000, although there can be no assurances to that effect. The improvement in income is a result of the continued growth in the sale of company services while at the same time there is an actual decrease in company overhead.

         As of December 31, 1999, the Company had net operating loss carryforwards totaling approximately $5,000,000 and $700,000 for federal and state income tax purposes, respectively. The Federal net operating loss carryforwards include $3,700,000 which are limited by IRC Section 382; however, such annual limitations have not been determined.

         LIQUIDITY AND CAPITAL RESOURCES. The ratio of current assets to current liabilities decreased to to .59 to 1.00 as of March 31, 2000 from .61 to 1.00 as of December 31, 1999.

         The Company's cash flow needs for the three months ended March 31, 2000 were primarily provided from operations and existing cash. The Company had a working capital deficit of approximately $612,200 at March 31, 2000, which represents an improvement over a deficit of approximately $627,500 at December 31, 1999.

         Cash and cash equivalents were $83,832 as of March 31, 2000, as compared to $60,814 as of December 31, 1999. During the first quarter, the Company generated $110,289 from operations, used $75,440 to repay long-term debt and $11,800 to purchase new equipment. Accounts receivable provided $129,502 in cash.

         As of March 31, 2000, the Company had aggregate long-term borrowings of $2,222,876 including a current portion of $350,366. As of December 31, 1999, the Company had aggregate long-term borrowings of $2,298,316 including a current portion of $387,528. In February 1999, the Company converted certain accounts payable into a note with monthly payments of $10,000 plus interest, to be paid in 22 installments.

         The Company has a note receivable including accrued interest in the amount of $58,151 from Medipace Medical Group, Inc., an affiliate of two of the Company's four (4) directors and largest stockholders, bearing interest at the rate of 8% per annum. In the second quarter of 1999, a lease receivable from Medipace was entered into which reduced an existing note from the affiliate for a like amount. The Company received $75,000 in consideration for a lease payable for the same amount. Both leases are identical in terms. These leases are classified as capital leases in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases". For accounting purposes, the Company has treated this transaction as a financing arrangement. Payments are due in installments through March 2004. Medipace has been in default on its payment to the Company since October 1999.

         The Company has two non-interest bearing notes resulting from the sale of property and equipment to a former affiliate in 1996. The notes, secured by 570,000 shares of the Company's common stock, were due but not paid in February 2000. The notes were further extended through February 2001. The Company has provided for a valuation allowance of $719,00 against the note. The note has been recorded as an offset to stockholders' equity.

         The Company's cash flow needs for the three months ended March 31, 2000 were provided from operations and cash on hand. Management believes that as of March 31, 2000 and for the foreseeable future, the Company will be able to finance costs of current levels of operations from cash flow generated from operations.

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


PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Reports on Form 8-K
               -------------------

         The Company filed no report on a Form 8-K during the Quarterly Period ended March 31, 2000.

          (b)  Exhibit

          27.  Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the dates indicated.


Dated:  May 12, 2000                  NATIONAL QUALITY CARE, INC.



                                      By: /s/ Victor Gura, M.D.
                                          ---------------------------
                                              Victor Gura, M.D.
                                              Chief Executive Officer