Form 10QSB
period 2000-06-30
NATIONAL QUALITY CARE INC
filed 2000-08-14
CIK 872544

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



                       For the Quarter Ended June 30, 2000

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

                The number of shares of common stock outstanding
                       as of August 14, 2000 is 9,889,878.

                           National Quality Care, Inc.

                                Table of Contents


                                                                          Page

Part I.   Financial Information                                            3

          Item 1.  Financial Statements

                   Independent Accountant's Report                         4

                   Consolidated Balance Sheets as of
                   June 30, 2000 and December 31, 1999                     5

                   Consolidated Income Statements
                   for the Three and Six  Months Ended June 30, 2000
                   and 1999                                                6

                   Consolidated Statements of Cash Flows for the
                   Six Months Ended June 30, 2000 and 1999                 7

                   Notes to Consolidated Financial Statements              8

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           8

Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                       12

Signatures                                                                13

                         PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements
             --------------------

                         Independent Accountant's Report


Board of Directors and Shareholders
National Quality Care, Inc.



We have reviewed the accompanying consolidated balance sheet of National Quality Care, Inc. and subsidiary as of June 30, 2000, and the related consolidated statements of income and cash flows for the three and six month periods then ended. These financial statements are the responsibility of National Quality Care, Inc. management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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




Los Angeles, California
July 20, 2000

                                                       NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                                                      CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------
                                     ASSETS

                                                                     June 30,       December 31,
                                                                       2000             1999
                                                                  --------------   --------------
                                                                   (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                                       $      78,708    $      60,814
  Accounts receivable, net of allowance for doubtful accounts
       of $200,000                                                      663,477          721,118
  Supplies inventory                                                     73,242          101,702
  Other                                                                 100,401          104,410
                                                                  --------------   --------------
               Total current assets                                     915,828          988,044

PROPERTY AND EQUIPMENT,  net                                          2,588,606        2,601,096
DEPOSITS AND OTHER LONG-TERM ASSETS                                      38,608           41,741
                                                                  --------------   --------------

               Total assets                                       $   3,543,042    $   3,630,881
                                                                  ==============   ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                $     843,709    $     922,206
  Accrued expenses                                                      260,545          305,806
  Notes payable and current portion of long-term debt                   299,200          387,528
                                                                  --------------   --------------

               Total current liabilities                              1,403,454        1,615,540

LONG-TERM DEBT, NET OF CURRENT PORTION                                1,906,718        1,910,788
                                                                  --------------   --------------

               Total liabilities                                      3,310,172        3,526,328
                                                                  --------------   --------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 5,000,000 shares authorized;
      no shares issued and outstanding                                        -                -
   Common stock, $.01 par value, 50,000,000 shares authorized;
      9,889,878 shares issued and outstanding                            98,898           98,898
   Additional paid-in capital                                         2,177,657        2,177,657
   Receivables from stockholders, net                                  (269,015)        (266,703)
   Accumulated deficit                                               (1,774,670)      (1,905,299)
                                                                  --------------   --------------

               Total stockholders' equity                               232,870          104,553
                                                                  --------------   --------------

               Total liabilities and stockholders' equity         $   3,543,042    $   3,630,881
                                                                  ==============   ==============


         The accompanying notes are an integral part of these financial statements

                                            5

                                                                        NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                                                        CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------

                                                        Three months ended                 Six months ended
                                                             June 30                           June 30
                                                 -------------------------------   -------------------------------

                                                      2000             1999             2000             1999
                                                 --------------   --------------   --------------   --------------

REVENUE
    Medical services                             $   1,113,146    $   1,068,030    $   2,086,242    $   1,992,844
    Property rental                                     67,925           68,285          135,850          135,850
                                                 --------------   --------------   --------------   --------------

            Total revenue                            1,181,071        1,136,315        2,222,092        2,128,694
                                                 --------------   --------------   --------------   --------------

OPERATING EXPENSES
    Cost of medical services                           774,163          728,211        1,461,949        1,360,586
    Selling, general and administrative                261,880          288,714          471,219          526,635
    Depreciation and amortization                       33,977           31,064           66,720           61,732
    Property rental expense and depreciation            20,558           22,056           38,980           33,212
                                                 --------------   --------------   --------------   --------------

            Total operating expenses                 1,090,578        1,070,045        2,038,868        1,982,165

            Income from operations                      90,493           66,270          183,224          146,529

OTHER INCOME (EXPENSE)
    Interest expense                                   (67,691)         (70,204)        (135,959)        (133,199)
    Interest income                                      1,178            7,494            2,332            9,942
    Other expense, net                                  (1,432)           7,627           (2,830)           7,627
                                                 --------------   --------------   --------------   --------------
      Total other expense                              (67,945)         (55,083)        (136,457)        (115,630)
                                                 --------------   --------------   --------------   --------------

      Income before income taxes
             and extraordinary item                     22,548           11,187           46,767           30,899
PROVISION FOR INCOME TAXES                               6,000            1,600            7,600            1,600
CURRENT BENEFIT OF NET OPERATING LOSS
      CARRYFORWARD                                      (6,000)               -           (6,000)               -
                                                 --------------   --------------   --------------   --------------
      Income before extraordinary item                  22,548            9,587           45,167           29,299

Extraordinary Item-Gain from extinguishment of
      debt (net of income taxes of $0.00)               85,462                -           85,462                -
                                                 --------------   --------------   --------------   --------------

NET INCOME                                       $     108,010    $       9,587    $     130,629    $      29,299
                                                 ==============   ==============   ==============   ==============


BASIC AND DILUTED INCOME PER SHARE
      Income before extraordinary item           $        0.00    $        0.00    $        0.00    $        0.00
      Extraordinary gain                                  0.01                -             0.01                -
                                                 --------------   --------------   --------------   --------------

Basic and diluted income per share               $        0.01    $        0.00    $        0.01    $        0.00
                                                 ==============   ==============   ==============   ==============

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)          9,890,000        9,842,900        9,890,000        9,828,966
                                                 ==============   ==============   ==============   ==============

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)       10,159,000        9,842,900       10,177,000        9,828,966
                                                 ==============   ==============   ==============   ==============

                   The accompanying notes are an integral part of these financial statements

                                                       6

                                                                        NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                 FOR THE SIX MONTHS ENDED JUNE 30,
------------------------------------------------------------------------------------------------------------------

                                                                                        2000             1999
                                                                                   --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                    $     130,629    $      29,299
     Adjustments to reconcile net income to net cash
         provided in operating activities:
         Depreciation and amortization                                                    85,900           80,912
         Extraordinary item                                                              (85,462)               -
         Allowance for doubtful accounts                                                       -           10,000
         Changes in assets and liabilities:
              Accounts receivable                                                         57,641         (150,322)
              Supplies inventory                                                          28,460            1,826
              Other assets                                                                 7,142          (61,445)
              Accounts payable                                                             6,965           94,479
              Accrued expenses                                                           (45,261)          17,691
                                                                                   --------------   --------------
                      Net cash provided by operating activities                          186,014           22,440
                                                                                   --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Changes in receivable from stockholder, net                                          (2,312)           2,997
     Purchase of Equipment                                                               (11,833)          (6,277)
                                                                                   --------------   --------------
                      Net cash used by investing activities                              (14,145)          (3,280)
                                                                                   --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from short and long-term borrowings                                              -           75,000
     Repayment of capital lease obligations                                              (60,442)         (52,827)
     Repayment of short and long-term borrowings                                         (93,533)         (79,087)
     Proceeds from exercise of stock options                                                               15,000
                                                                                   --------------   --------------
                      Net cash provided by financing activities                         (153,975)         (41,914)
                                                                                   --------------   --------------

NET INCREASE (DECREASE) IN CASH                                                           17,894          (22,754)

CASH, beginning of period                                                                 60,814           22,754
                                                                                   --------------   --------------
CASH, end of period                                                                $      78,708                -
                                                                                   ==============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for
         Interest                                                                  $     134,040    $     124,416
         Income taxes                                                              $       1,600    $       1,600
     Non-cash investing and financing activities:
         In February 1999, the Company signed a promissory note with Priority
         Healthcare to convert $212,166 of accounts payable and $15,373 of accrued service charges into a long-term note payable in 23 monthly installments with interest upon the unpaid pricipal balance at the
         rate of 10%.                                                              $           -    $     227,539
         Interest receivable from stockholder accrued but not received             $      (2,312)   $      (3,525)
         Equipment acquired under capital lease obligation                         $      61,577    $           -

                   The accompanying notes are an integral part of these financial statements

                                                       7

                           NATIONAL QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. They have been reviewed by the Company's independent auditors in accordance with the professional standards and procedures as set forth in Statement of Auditing Standards No. 71 (SAS 71). SAS 71 procedures for conducting a review of interim financial information generally are limited to inquiries and analytical procedures concerning significant accounting matters relating to the financial information to be reported. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. In the opinion of Management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included in the interim period. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

(2)      STOCK OPTIONS

         By a vote of stockholders at its annual meeting in June 2000, the company canceled 637,500 stock options carrying exercise prices of $.20 and $.28 per share and re-issued 637,500 shares with an exercise price of $.10 per share. In addition, the Company issued 370,000 new stock options in March 8, 2000 with an exercise price of $.10 per share.

(3)      EXTRAORDINARY GAIN

         During the second quarter of 2000, the company settled certain debts at discounts totaling $85,462. This results in a gain which is presented as an extraordinary item on the statement of income.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

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

         RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999. Total revenue for the three months ended June 30, 2000 increased approximately 4% to $1,181,071 from $1,136,315 for the three months ended June 30, 1999. For the first six months of 2000, total revenue increased approximately 4% to $2,222,092 from $2,128,694 for the first six months of 1999. Medical service revenue for the three months ended June 30, 2000 increased approximately 4% to $1,113,146 from $1,068,030 for the three months ended June 30, 1999. For the first six months of 2000 medical service revenue increased approximately 5% to $2,086,242 from $1,992,844 for the first six months of 1999. This increase resulted from growth in the inpatient and outpatient business of the Company.

         Total operating expenses during the three months ended June 30, 2000 increased 2% to $1,090,578 from $1,070,045 during the three months ended June 30, 1999. For the first six months of 2000, total operating expenses increased 3% to $2,038,868 from $1,982,165 for the first six months of 1999. Total operating expenses include (i) Cost of medical services, (ii) Selling, general and administrative expenses, and (iii) Property rental expense, as follows:

         Cost of medical services during the three months ended June 30, 2000 increased 6% to $774,163 from $728,211 during the three months ended June 30, 1999. For the first six months of 2000, cost of medical services increased 7% to $1,461,949 from $1,360,586 for the first six months of 1999. Cost of medical services primarily consists of two (2) categories: (i) Medical services and supplies, and (ii) Outside services. Medical services and supplies for the three months ended June 30, 2000 increased approximately 5% to $640,582 from $609,169 for the three months ended June 30, 1999. For the first six months of 2000, Medical services and supplies increased 8% to $1,233,043 from $1,145,662 for the first six months of 1999. The increase was primarily due to rising usage of medical supplies prescribed, resulting from increased business volume. Outside services for the three months ended June 30, 2000 increased 12% to $133,581 from $119,042 for the three months ended June 30, 1999. For the first six months of 2000, outside services increased 7% to $228,906 from $214,924 for the first six months of 1999. This increase was directly attributable to the increased volume of inpatient services.

         Selling, general and administrative expenses during the three months ended June 30, 2000 decreased 9% to $261,880 from $288,714 during the three months ended June 30, 1999. For the first six months of 2000, selling, general and administrative expenses decreased 11% to $471,219 from $526,635 for the first six months of 1999. This decrease is primarily due to a reduction in administrative payroll of $63,600 and professional fees of $39,800 offset by an increase in facility rent of $4,600, increase in computer hardware and services, in connection with the Company's upgrade of its billing system, of $8,200 and miscellaneous expenses of $36,451.

         Depreciation and amortization during the six months ended June 30, 2000 increased 8% to $66,720 from $61,732 during the six months ended June 30, 1999. This increase in expenses is a result of capitalized medical equipment leases.

         Other expenses increased from $55,083 to $67,945 for the three months ended June 30, 2000 and June 30, 1999. Other expenses increased during the six months ended June 30, 2000 to $136,457 from $115,630 during the six months ended June 30, 1999.

         The Company realized extraordinary income of $85,462 arising from an agreement with a former medical supplier to extinguish outstanding debt.

         As a result of the foregoing, the Company generated net income of $108,010 during the three months ended June 30, 2000, as compared to a net income of $9,587 during the three months ended June 30, 1999. For the first six months of 2000, the Company experienced net income of $130,629, as compared to net income of $29,299 for the first six months of 1999. The Company experienced income from operations during the three months ended June 30, 2000 of $90,493 compared to an income from operations of $66,270 during the three months ended June 30, 1999. For the first six months of 2000, the Company experienced income from operations of $183,224 compared to an income from operations of $146,529 for the first six months of 1999. Management believes that income from operations primarily resulted from an increase in inpatient and outpatient services and from the streamlining of operations.

         As of December 31, 1999, the Company had net operating loss carryforwards totaling approximately $5,000,000 and $700,000 for federal and state income tax purposes, respectively. The Federal net operating loss carryforwards include $3,700,000 which are limited by IRC Section 382; however, such annual limitations have not been determined.

         LIQUIDITY AND CAPITAL RESOURCES. At June 30, 2000, the ratio of current assets to current liabilities was .65 to 1.00 compared to .61 to 1.00 at December 31, 1999.

         The Company's cash flow needs for the six months ended June 30, 2000 were primarily provided from operations and existing cash. The Company had a working capital deficit of approximately $487,600 at June 30, 2000. The working capital deficit at December 31, 1999 was approximately $627,500.

         Cash and cash equivalents were $78,708 as of June 30, 2000, as compared to $60,814 as of December 31, 1999. During the first six months of 2000, the net cash provided by operating activities was $186,014. During this period, the Company also secured $61,577 in long-term equipment financing. The primary use of funds was to repay $153,975 in long-term debt and $11,833 to purchase new equipment.

         As of June 30, 2000, the Company had long-term borrowings in the aggregate amount of $2,205,918, the current portion of which was $299,200. As of December 31, 1999, the Company had aggregate long-term borrowings of $2,298,316. During February 1999, the Company converted certain accounts payable into a note with monthly payments of $10,000 plus interest, to be paid in 22 installments. The Company is current in its obligation under this agreement.

         As of June 30, 2000, the Company had a note receivable including accrued interest in the amount of $59,318 from Medipace Medical Group, Inc., an affiliate of two of the Company's four (4) directors and largest stockholders, bearing interest at the rate of 8% PER ANNUM, and a lease receivable of $66,907 from the same group.

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

         The Company has two non-interest bearing notes resulting from the sale of property and equipment to a former affiliate in 1996. The notes, secured by 570,000 shares of the Company's common stock were due but not paid in February 2000. The notes were further extended through February 2001. The Company has provided for a valuation allowance of $719,000 against the note. The note has been recorded as an offset to stockholders' equity.

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

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Reports on Form 8-K
              -------------------

         The Company filed no report on a Form 8-K during the Quarterly Period ended June 30, 2000.

         (b)  Exhibit

         27.  Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the dates indicated.


Dated:  August 14, 2000                          NATIONAL QUALITY CARE, INC.



                                             By: /s/  Victor Gura, M.D.
                                                 -------------------------------
                                                 Victor Gura
                                                 Chief Executive Officer