Form 10QSB
period 2000-09-30
NATIONAL QUALITY CARE INC
filed 2000-11-16
CIK 872544

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


                    For the Quarter Ended September 30, 2000

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

                                 YES [X]  NO [ ]

                The number of shares of common stock outstanding
                      as of November 13, 2000 is 9,889,878.

                           National Quality Care, Inc.

                                Table of Contents


                                                                            Page

Part I.   Financial Information                                               3

          Item 1.   Financial Statements

                    Consolidated Condensed Balance Sheets as of
                    September 30, 2000 and December 31, 1999                  4

                    Consolidated Condensed Income Statements for the Three
                    and Nine Months Ended September 30, 2000 and 1999         5

                    Consolidated Condensed Statements of Cash Flows for the
                    Nine Months Ended September 30, 2000 and 1999             6

                    Notes to Consolidated Condensed Financial Statements      7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations             7

Part II.  Other Information

          Item 6.   Exhibits and Reports on Form 8-K                         11

Signatures                                                                   12

                         PART 1 - FINANCIAL INFORMATION



Item 1.  Financial Statements
         --------------------

                                      NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                           CONSOLIDATED CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------

                                     ASSETS
                                                     September 30,  December 31,
                                                         2000           1999
                                                     ------------   ------------
                                                     (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                          $     1,801    $    60,814
  Accounts receivable, net of allowance for
    doubtful accounts of $200,000                        791,246        721,118
  Supplies inventory                                      82,468        101,702
  Other                                                   99,822        104,410
                                                     ------------   ------------
      Total current assets                               975,337        988,044

PROPERTY AND EQUIPMENT, net                            2,552,900      2,601,096
DEPOSITS AND OTHER LONG-TERM ASSETS                       36,520         41,741
                                                     ------------   ------------
      Total assets                                   $ 3,564,757    $ 3,630,881
                                                     ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Cash overdraft                                     $    42,359    $         -
  Accounts payable                                       867,800        922,206
  Accrued expenses                                       184,016        305,806
  Notes payable and current portion of
    long-term debt                                       304,537        387,528
                                                     ------------   ------------
      Total current liabilities                        1,398,712      1,615,540

LONG-TERM DEBT, NET OF CURRENT PORTION                 1,845,540      1,910,788
                                                     ------------   ------------
      Total liabilities                                3,244,252      3,526,328
                                                     ------------   ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value,
    5,000,000 shares authorized;
    no shares issued and outstanding                           -              -
  Common stock, $.01 par value,
    50,000,000 shares authorized;
    9,889,878 shares issued and outstanding               98,898         98,898
  Additional paid-in capital                           2,177,657      2,177,657
  Receivables from stockholders, net                    (270,218)      (266,703)
  Accumulated deficit                                 (1,685,832)    (1,905,299)
                                                     ------------   ------------
      Total stockholders' equity                         320,505        104,553
                                                     ------------   ------------
      Total liabilities and stockholders' equity     $ 3,564,757    $ 3,630,881
                                                     ============   ============

    The accompanying notes are an integral part of these financial statements


                                                                        NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                                              CONSOLIDATED CONDENSED INCOME STATEMENTS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
                                                        Three months ended                Nine months ended
                                                          September 30                       September 30
                                                 -------------------------------   -------------------------------

                                                      2000             1999             2000             1999
                                                 --------------   --------------   --------------   --------------

REVENUE
    Medical services                             $   1,099,148    $     985,778    $   3,185,389    $   2,988,623
    Property rental                                     67,925           67,925          203,775          203,775
                                                 --------------   --------------   --------------   --------------

            Total revenue                            1,167,073        1,053,703        3,389,164        3,192,398
                                                 --------------   --------------   --------------   --------------

OPERATING EXPENSES
    Cost of medical services                           737,832          675,875        2,212,832        2,036,518
    Selling, general and administrative                215,268          249,914          668,446          786,493
    Depreciation and amortization                       35,115           35,515          101,836           97,247
    Property rental expense and depreciation            20,558           19,006           59,538           52,218
                                                 --------------   --------------   --------------   --------------

            Total operating expenses                 1,008,773          980,310        3,042,652        2,972,476
                                                 --------------   --------------   --------------   --------------
            Income from operations                     158,300           73,393          346,512          219,922
                                                 --------------   --------------   --------------   --------------
OTHER INCOME (EXPENSE)
    Interest expense                                   (68,350)         (71,599)        (203,644)        (204,797)
    Interest income                                      1,214            1,983            3,546           13,501
    Other expense, net                                  (2,329)           3,385           (5,591)           9,435
                                                 --------------   --------------   --------------   --------------
      Total other expense                              (69,465)         (66,231)        (205,689)        (181,861)
                                                 --------------   --------------   --------------   --------------

      Income before income taxes
             and extraordinary item                     88,835            7,162          140,823           38,061
PROVISION FOR INCOME TAXES                             (35,000)               -          (49,820)          (1,600)
CURRENT BENEFIT OF NET OPERATING LOSS
      CARRYFORWARD                                      35,000               -            43,000                -
                                                 --------------   --------------   --------------   --------------
      Income before extraordinary item                  88,835            7,162          134,003           36,461

Extraordinary Item-Gain from extinguishment of
      debt (net of income taxes of $34,000)                  -                -           51,462                -
  Current benefit of net operating loss
      carryforward                                           -                -           34,000                -
                                                 --------------   --------------   --------------   --------------

NET INCOME                                       $      88,835    $       7,162    $     219,465    $      36,461
                                                 ==============   ==============   ==============   ==============


BASIC AND DILUTED INCOME PER SHARE
      Income before extraordinary item           $        0.01    $        0.00    $        0.01    $        0.00
      Extraordinary gain                                     -                -             0.01                -
                                                 --------------   --------------   --------------   --------------

Basic and diluted income per share               $        0.01    $        0.00    $        0.02    $        0.00
                                                 ==============   ==============   ==============   ==============

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC                                          9,890,000        9,871,000        9,890,000        9,844,000
                                                 ==============   ==============   ==============   ==============
      DILUTED                                       10,007,000        9,871,000       10,081,000        9,844,000
                                                 ==============   ==============   ==============   ==============

                   The accompanying notes are an integral part of these financial statements

                                                       5

                                                                        NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------

                                                                                        2000             1999
                                                                                   --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                    $     219,465    $      36,461
     Adjustments to reconcile net income to net cash
         provided in operating activities:
         Depreciation and amortization                                                   130,083          122,639
         Extraordinary item                                                              (85,462)               -
         Allowance for doubtful accounts                                                       -           10,000
         Changes in assets and liabilities:
              Accounts receivable                                                        (70,128)         (58,997)
              Supplies inventory                                                          19,234           (2,767)
              Other assets                                                                 9,809          (59,635)
              Cash overdraft                                                              42,359                -
              Accounts payable                                                            31,056           37,164
              Accrued expenses                                                          (121,790)          52,160
                                                                                   --------------   --------------
                      Net cash provided by operating activities                          174,626          137,025
                                                                                   --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Changes in receivable from stockholder, net                                          (3,515)           2,311
     Purchase of Equipment                                                               (20,307)         (47,430)
                                                                                   --------------   --------------
                      Net cash used by investing activities                              (23,822)         (45,119)
                                                                                   --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from short and long-term borrowings                                              -          108,954
     Repayment of capital lease obligations                                              (83,998)         (80,137)
     Repayment of short and long-term borrowings                                        (125,819)        (128,659)
     Proceeds from exercise of stock options                                                   -           15,000
                                                                                   --------------   --------------
                      Net cash used in financing activities                             (209,817)         (84,842)
                                                                                   --------------   --------------

NET INCREASE (DECREASE) IN CASH                                                          (59,013)           7,064

CASH, beginning of period                                                                 60,814           27,754
                                                                                   --------------   --------------
CASH, end of period                                                                $       1,801           34,818
                                                                                   ==============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for
         Interest                                                                  $     203,644    $     204,797
         Income taxes                                                              $       6,820    $       1,600
     Non-cash investing and financing activities:
         In February 1999, the Company signed a promissory note with Priority
         Healthcare to convert $212,166 of accounts payable and $15,373 of accrued service charges into a long-term note payable in 23 monthly installments with interest upon the unpaid pricipal balance at the
         rate of 10%.                                                              $           -    $     227,539
         Interest receivable from stockholder accrued but not received             $      (3,515)   $      (4,719)
         Equipment acquired under capital lease obligation                         $      61,577    $           -

                   The accompanying notes are an integral part of these financial statements

                                                       6

    The accompanying notes are an integral part of these financial statements

                           NATIONAL QUALITY CARE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. In the opinion of Management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included in the interim period. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(2)      STOCK OPTIONS

         By a vote of stockholders at their annual meeting in June 2000, the company canceled 637,500 stock options carrying exercise prices of $.20 and $.28 per share and re-issued 637,500 shares with an exercise price of $.10 per share. In addition, the Company issued 370,000 new stock options in March 8, 2000 with an exercise price of $.10 per share.

         In March 2000, the FASB issued FIN 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," which was effective July 1, 2000. This interpretation requires options that have been canceled and reissued at lower prices to be accounted for as variable awards in accordance with APB Opinion No. 25. Management believes that the adoption of this interpretation has no significant effect on earnings or financial position of the Company for the period ending September 30, 2000. The potential future impact on the Company's operations will depend on market value fluctuations of the Company's stock.

(3)      EXTRAORDINARY GAIN

         During the second quarter of 2000, the company settled certain debts at discounts totaling $85,462. This results in a gain, which is presented as an extraordinary item on the statement of income.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED BELOW UNDER "FORWARD-LOOKING STATEMENTS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED THE COMPANY'S RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

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

GENERAL
         During the three months ended September 30, 2000, the Company closed its Olympic facility and transferred all of its patients to its La Cienega facility. Management believes there will be certain economic benefits in the consolidation of these facilities including; reduction in overhead, inventory on-hand needs reduced and increased productivity from streamlining operations within the La Cienega facility.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999.
         Total revenue for the three months ended September 30, 2000 increased approximately 11% to $1,167,073 from $1,053,703 for the three months ended September 30, 1999. For the first nine months of 2000, total revenue increased approximately 6% to $3,389,164 from $3,192,398 for the first nine months of 1999. Medical service revenue for the three months ended September 30, 2000 increased approximately 12% to $1,099,148 from $985,778 for the three months ended September 30, 1999. For the first nine months of 2000 medical service revenue increased approximately 7% to $3,185,389 from $2,988,623 for the first nine months of 1999. This increase resulted from growth in the inpatient and outpatient volume.

         Total operating expenses during the three months ended September 30, 2000 increased 3% to $1,008,773 from $980,310 during the three months ended September 30, 1999. For the first nine months of 2000, total operating expenses increased 2% to $3,042,652 from $2,972,476 for the first nine months of 1999. Total operating expenses include (i) Cost of medical services, (ii) Selling, general and administrative expenses, and (iii) Property rental expense, as follows:

         Cost of medical services during the three months ended September 30, 2000 increased 9% to $737,832 from $675,875 during the three months ended September 30, 1999. For the first nine months of 2000, cost of medical services increased 9% to $2,212,832 from $2,036,518 for the first nine months of 1999. Cost of medical services primarily consists of two (2) categories: (i) Medical services and supplies, and (ii) Outside services. Medical services and supplies for the three months ended September 30, 2000 increased approximately 4% to $599,032 from $574,001 for the three months ended September 30, 1999. For the first nine months of 2000, Medical services and supplies increased 6% to $1,824,604 from $1,719,719 for the first nine months of 1999. The increase was primarily due to rising usage of medical supplies prescribed, resulting from increased business volume. Outside services for the three months ended September 30, 2000 increased 36% to $138,800 from $101,874 for the three months ended September 30, 1999. For the first nine months of 2000, outside services increased 22% to $388,228 from $316,799 for the first nine months of 1999. This increase was directly attributable to the increased volume of inpatient services.

         Selling, general and administrative expenses during the three months ended September 30, 2000 decreased 14% to $215,268 from $249,914 during the three months ended September 30, 1999. For the first nine months of 2000, selling, general and administrative expenses decreased 15% to $668,446 from $786,493 for the first nine months of 1999. This decrease is primarily due to a reduction in administrative payroll of $95,400 and professional fees of $74,230 offset by an increase in facility rent of $6,900, increase in computer hardware and services, in connection with the Company's upgrade of its billing system, of $8,200 and miscellaneous expenses of $36,530.

         Depreciation and amortization expense during the three months ended September 30, 2000 decreased 1% to $35,115 from $35,515 during the three months ended September 30, 1999. Depreciation and amortization expenses during the nine months ended September 30, 2000 increased 5% to $101,836 from $97,247 during the nine months ended September 30, 1999. This increase in expenses is a result of capitalized medical equipment leases.

         Other expenses increased from $66,231 to $69,465 for the three months ended September 30, 2000 and September 30, 1999. Other expenses increased during the nine months ended September 30, 2000 to $205,689 from $181,861 during the nine months ended September 30, 1999.

         The Company realized extraordinary income of $85,462 during the second quarter arising from an agreement with a former medical supplier to extinguish outstanding debt.

         As a result of the foregoing, the Company generated income of $88,835 during the three months ended September 30, 2000, as compared to a net income of $7,162 during the three months ended September 30, 1999. For the first nine months of 2000, the Company experienced net income of $219,465, as compared to net income of $36,461 for the first nine months of 1999. The Company experienced income from operations during the three months ended September 30, 2000 of $158,300 compared to an income from operations of $73,393 during the three months ended September 30, 1999. For the first nine months of 2000, the Company experienced income from operations of $346,512 compared to an income from operations of $219,922 for the first nine months of 1999. Management believes that income from operations primarily resulted from an increase in inpatient and outpatient services and from the streamlining of operations.

         As of December 31, 1999, the Company had net operating loss carryforwards totaling approximately $5,000,000 and $700,000 for federal and state income tax purposes, respectively. The Federal net operating loss carryforwards include $3,700,000 which are limited by IRC Section 382; however, such annual limitations have not been determined.

         LIQUIDITY AND CAPITAL RESOURCES. At September 30, 2000, the ratio of current assets to current liabilities was .70 to 1.00 compared to .61 to 1.00 at December 31, 1999.

         The Company's cash flow needs for the nine months ended September 30, 2000 were primarily provided from operations and existing cash. The Company had a working capital deficit of approximately $423,375 at September 30, 2000. The working capital deficit at December 31, 1999 was approximately $627,500.

         Cash and cash equivalents were $1,801 as of September 30, 2000, as compared to $60,814 as of December 31, 1999. As of September 30, 2000, the Company has a cash overdraft of $42,359. During the nine months of 2000, the net cash provided by operating activities was $174,626. During the nine months ended September 30, 2000, net cost used in investing activities was $23,822. The primary use of cash was for $20,307 in equipment purchases. During the nine months ended September 30, 2000, the net cash used by financing activities was $209,817, which consisted of $83,998 to repay certain capital lease obligations and $125,819 to repay certain long-term debt obligations.

         As of September 30, 2000, the Company had long-term borrowings in the aggregate amount of $2,150,077, the current portion of which was $304,537. As of December 31, 1999, the Company had aggregate long-term borrowings of $2,298,316. During February 1999, the Company converted certain accounts payable into a note with monthly payments of $10,000 plus interest, to be paid in 23 installments.

         The Company is currently in negotiations to sell a building with a carrying value of approximately $2,000,000 and associated debt of approximately $1,667,000. The Company believes that the sales price will be sufficient to satisfy the debt obligations.

         As of September 30, 2000, the Company had a note receivable including accrued interest in the amount of $60,520 from Medipace Medical Group, Inc., an affiliate of two of the Company's four (4) directors and largest stockholders, bearing interest at the rate of 8% PER ANNUM, and a lease receivable of $66,907 from the same group.

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

         (b)      Exhibit
                  -------

         27.      Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the dates indicated.


Dated:  November 15, 2000                        NATIONAL QUALITY CARE, INC.



                                                 By: /S/ Victor Gura
                                                    ----------------------------
                                                     Victor Gura
                                                     Chief Executive Officer