Form 10KSB
period 2000-12-31
NATIONAL QUALITY CARE INC
filed 2001-04-30
CIK 872544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                                       OR

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 2000 were
$4,575,948

The number of shares outstanding of the issuer's Common Stock as of April 11, 2001 was 9,914,878 shares. The aggregate market value of the Common Stock (6,730,663 shares) held by non-affiliates, based on the average of the bid and asked prices ($0.06) of the Common Stock as of April 3, 2001 was $ 403,840.

Transactional Small Business Disclosure Format (Check one):   Yes [ ]    No [X]

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.
-------  ------------------------

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

         The Company's principal operating subsidiary, LACD, has been in business since 1985 and currently offers chronic and acute dialysis services through one (1) dialysis center with an aggregate of twenty (20) fully equipped stations in Los Angeles, California and provides home dialysis services.

         Further, the Company provides inpatient dialysis services by contract to ten (10) hospitals in the State of California. Payment for services is primarily provided by third party payors, including Medicare, Medi-Cal (a California State health agency) and commercial insurance companies.

BUSINESS PLAN
-------------

         The Company's current business plan includes a strategy to expand as a provider of dialysis services through the development and construction of new dialysis facilities and the acquisition of additional dialysis facilities and other strategically related health care services in selected markets. The Company's acquisition strategy relates to the Company's intention to purchase existing dialysis facilities and other related health care services which will create synergies with the Company's dialysis services business. The Company also operates a school to train nurses and technicians in the field of hemodialysis and promote continuing education and knowledge of Nephrology to patients care personnel.

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

THE DIALYSIS INDUSTRY
---------------------

END-STAGE RENAL DISEASE

         The Social Security Amendments of 1972 (PL92-603) extended Medicare coverage to individuals with end-stage renal disease (ESRD) or chronic kidney failure who require routine dialysis treatment or a kidney transplant to maintain life. To qualify for Medicare under the renal provision, a person must have ESRD and either be entitled to a monthly insurance benefit under Title II of the Social Security Act (or an annuity under the Railroad Retirement Act); or to be fully or currently insured under Social Security; or be the spouse or dependent child of a person who meets at least one of these last two requirements. There is no minimum age for eligibility under the renal disease provision. The incidence of treated ESRD in the United States is 180 per million population and continues to rise at a rate of 7.8% per year. As of December 31, 1999, there were 259,493 patients receiving dialysis therapy in the United States.

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

         PERITONEAL DIALYSIS. Peritoneal dialysis is generally performed by the patient at home. There are several variations of peritoneal dialysis. The most common are continuous ambulatory peritoneal dialysis and continuous cycling peritoneal dialysis or automated peritoneal dialysis. All forms of peritoneal dialysis use the patient's peritoneal (abdominal) cavity to eliminate fluid and toxins from the patient. This technique utilizes a sterile, pharmaceutical-grade dialysis solution, which is introduced into the patient's peritoneal cavity through a surgically placed catheter. Toxins in the blood continuously cross the peritoneal membrane into the dialysis solution. After several hours, the patient drains the used dialysis solution and replaces it with fresh solution. This can be performed using a mechanical device to cycle dialysis solution while the patient is sleeping or at rest.

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

OPERATIONS
----------

LOCATION, CAPACITY AND USE OF FACILITIES

         The Company currently operates one (1) outpatient dialysis center with an aggregate of twenty (20) dialysis stations located in Los Angeles, California. The Company also provides acute inpatient dialysis services to ten
(10) hospitals in the State of California. System-wide, the Company provides training, supplies and on-call support services to all of its CAPD and CCPD patients. The Company is in the process of constructing a new forty (40) stations unit in Downtown Los Angeles. The Company is attempting to obtain additional financing in order to pay for the completion of the construction of the unit. There can be no assurances that the Company will receive the necessary amount of financing to complete the construction. See "Item 2 - Description of Properties."

OPERATION OF FACILITIES

         The Company's dialysis facility is designed specifically for outpatient hemodialysis and generally contain, in addition to space for dialysis treatments, a nurses' station, a patient weigh-in area, a supply room, a water treatment space used to purify the water used in hemodialysis treatments, a dialyzer reprocessing room (where, with both the patient's and physician's consent, the patient's dialyzer is sterilized for reuse), staff work areas, offices and a staff lounge and kitchen. The Company's facility also has a designated area for training patients in home dialysis. The Company's facility also offers amenities for the patients, such as color televisions with headsets at each dialysis station.

         In accordance with conditions for participation in the Medicare ESRD program, the Company's facility has a qualified physician director ("Medical Director"). See "Physician Relationships" below. The Company's facility also has an Administrator and a registered nurse, who supervise the day-to-day operations of the facility and the staff. The staff consists of registered nurses, licensed practical or vocational nurses, patient care technicians, a social worker, a registered dietician, a unit clerk and bio-medical technicians.

         The Company also offers various forms of home dialysis, primarily CAPD. Home dialysis services consist of providing equipment and supplies, training, patient monitoring and follow-up assistance to patients who prefer and are able to receive dialysis treatments in their homes. Patients and their families or other patient helpers are trained by a registered nurse to perform peritoneal dialysis at home. Company training programs for peritoneal dialysis generally encompass two to three weeks.

EQUIPMENT SUPPLY AGREEMENT

         The Company purchases a significant portion of the medical equipment to be utilized in the Company's dialysis operations from several large medical suppliers, on a discount basis with manufacturer's rebate.

         The Company provides inpatient dialysis services (excluding physician professional services) to ten (10) hospitals in the State of California. These services are required in connection with the hospital's inpatient services for a per treatment fee individually negotiated with each hospital. In most instances, the Company transports the dialysis equipment and supplies to the hospital when requested and administers the dialysis treatment. Examples of cases in which such inpatient services are required include patients with acute kidney failure resulting from trauma or similar causes, patients in the early stages of ESRD and ESRD patients who require hospitalization for other reasons.

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

         The conditions of participation in the Medicare ESRD program mandate that treatment at a dialysis facility be "under the general supervision of a Director who is a physician." Generally, the Medical Director must be board eligible or board certified in internal medicine or pediatrics and have had at least 12 months of experience or training in the care of patients at ESRD facilities. The Medical Directors at the Company's facility include Victor Gura, M.D. and Ronald P. Lang, M.D., who are affiliates of the Company. See "Item 9 - Management" and "Item 12 - Security Ownership of Certain Beneficial Owners and Management."

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

SOURCES OF REVENUE REIMBURSEMENT

         The following table provides information for the periods indicated regarding the percentage of Company net operating revenues provided by: (i) the Medicare ESRD program, (ii) Medicaid, (iii) private/alternative payors, such as private insurance and private funds, and (iv) hospital inpatient dialysis services:

                                         Years Ended December 31
                                         -----------------------
                                     2000                       1999
                                     ----                       ----
Medicare                              40.6 %                     40.9%
Medicaid                              22.6                       23.3
Private/alternative payors             8.6                       12.7
Hospital inpatient
 dialysis services                    28.2                       23.1
                                     -----                      -----

         Total                       100.0%                     100.0%
                                     =====                      =====

         Under the Medicare ESRD program, Medicare reimburses dialysis providers for the treatment of individuals who are diagnosed to have ESRD and are eligible for participation in the Medicare program, regardless of age or financial circumstances. For each treatment, Medicare pays 80% of the amount set by the Medicare prospective reimbursement system, and a secondary payor (usually Medicare supplemental insurance or the state Medicaid program) pays approximately 20% of the amount set by the Medicare prospective reimbursement system. The State of California, the only state in which the Company operates a dialysis facility, provides Medicaid benefits to qualified recipients to supplement their Medicare entitlement. The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, some of which may have the effect of decreasing program payments, increasing costs or modifying the way the Company operates its dialysis business. See "Medicare Reimbursement."

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

         The Company receives reimbursement for outpatient dialysis services provided to Medicare-eligible patients at rates that are currently between $125 and $139 per treatment, depending upon regional wage variations. The Medicare reimbursement rate is subject to change by legislation and recommendations by the Prospective Payment Assessment Commission ("PROPAC"). The Medicare ESRD reimbursement rate was unchanged from commencement of the program in 1972 until 1983. From 1983 through December, 1990, numerous Congressional actions resulted in net reduction of the average reimbursement rate from a fixed rate of $138 per treatment in 1983 to $125 per treatment in 1990. In 1990, Congress increased the ESRD reimbursement rate, effective January 1, 1991, resulting in an average ESRD reimbursement rate of $126 per treatment. In 1990, Congress required that the Department of Health and Human Services ("HHS") and PROPAC study dialysis costs and reimbursement and make findings as to the appropriateness of ESRD reimbursement rates. The reimbursement rate for outpatient dialysis services increased by 1.2% from $139.00 per treatment on average in 2000 to $141.06 for dialysis treatments furnished on or after January 1, 2001. On June 1, 1989, the FDA approved the production and sale of EPO, and HCFA approved Medicare reimbursement for the use of EPO by dialysis patients.

         From June 1, 1989 through December 31, 1990, the Medicare ESRD program reimbursed for EPO at the fixed rate of $40 per administration of EPO for dosages of up to 9,999 units per administration. For higher dosages, an additional $30 per EPO administration was allowed. Effective January 1, 1991, the Medicare allowable prescribed rate for EPO was changed to $11 per 1,000 units, rounded to the nearest 100 units. Subsequently, legislation was enacted to reduce the Medicare prescribed rate for EPO by $1 per 1,000 units after December 31, 1993.

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

GOVERNMENT REGULATION
---------------------

GENERAL

         The Company's dialysis operations are subject to extensive governmental regulations at the federal, state and local levels. These regulations require the Company to meet various standards relating to, among other things, the management of facilities, personnel, maintenance of proper records, equipment and quality assurance programs. The Company's dialysis facility are subject to periodic inspection by state agencies and other governmental authorities to determine if the premises, equipment, personnel and patient care meet applicable standards. To receive Medicare reimbursement, the Company's dialysis facility must be certified by HCFA. The Company's dialysis facility is so certified.

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

         In July 1991 and in November 1992, the Secretary of HHS published regulations that create exceptions or "safe harbors" for certain business transactions. Transactions that are structured within the safe harbors will be deemed not to violate the federal illegal remuneration statute. For a business arrangement to receive the protection of a relevant safe harbor, each and every element of the safe harbor must be satisfied. Transactions that do not satisfy all elements of a relevant safe harbor do not necessarily violate the illegal remuneration statute, but may be subject to greater scrutiny by enforcement agencies. The Company believes its arrangements with referring physicians are in material compliance with applicable laws. The Company seeks wherever practicable to structure its various business arrangements to satisfy as many safe harbor elements as possible under the circumstances. The Company believes that its arrangements with referring physicians materially satisfy the relevant safe harbor requirements. Although the Company has never been challenged under these statutes and believes it complies in all material respects with these and all other applicable laws and regulations, there can be no assurance that the Company will not be required to change its practices or experience a material adverse effect as a result of any challenge.

         The conditions of participation in the Medicare ESRD program mandate that treatment at a dialysis facility be "under the general supervision of a Director who is a physician." Generally, the Medical Director must be board eligible or board certified in internal medicine or pediatrics and have had at least 12 months of experience or training in the care of patients at ESRD facilities. The Company has by written agreement engaged qualified physicians to serve as Medical Directors for its facility. These Medical Directors, Victor Gura, M.D. and Ronald P. Lang, M.D., are also affiliates of the Company. The Company also contracts with other physicians to serve as Assistant or Associate Medical Directors, or to direct specific programs, such as CAPD training, or to provide Medical Director services for acute dialysis services provided to hospitals. The compensation of the Medical Directors and other physicians under contract may depend upon competitive factors in the local market, the physician's professional qualifications and responsibilities and the size and utilization of the facility or relevant program. Although the Company's Medical Directors are affiliates of the Company, the Company believes that these compensation arrangements are on terms no less favorable to the Company than could have been obtained from comparable independent third parties. The aggregate compensation of the Medical Directors and other physicians under contract is fixed for periods of one year or more by written agreement. Because in all cases, the Company's Medical Directors and the other physicians under contract refer patients to the Company's facilities, the federal anti-kickback statute may apply. The Company believes it is in material compliance with the anti-kickback statute with respect to its arrangements with these physicians under contract. Among the safe harbors promulgated by the Secretary of HHS is one relevant to the Company's arrangements with its Medical Directors and the other physicians under contract. That safe harbor, generally applicable to personal services and management contracts, sets forth six requirements. None of the Company's agreements with its Medical Directors or other physicians under contract satisfy all of these elements. However, the Company believes that the Company's agreements with its Medical Directors and other physicians under contract satisfy the relevant safe harbor requirements.

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

STARK II

         Provisions of the Omnibus Budget Reconciliation Act of 1993 ("Stark II") restrict physician referrals for certain "designated health services" to entities with which a physician or an immediate family member has a "financial relationship." The entity is prohibited from claiming payment for such services under the Medicare or Medicaid programs, is liable for the refund of amounts received pursuant to prohibited claims, can receive civil penalties of up to $15,000 per service and can be excluded from participation in the Medicare and Medicaid programs. Comparable provisions applicable to clinical laboratory services became effective in 1992. Stark II provisions, which may be relevant to the Company, became effective on January 1, 1995.

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

         Stark II includes certain exceptions. A personal services compensation arrangement is excepted from Stark II prohibitions if (i) the arrangement is set out in writing, signed by the parties, and specifies the services covered by the arrangement, (ii) the arrangement covers all of the services to be provided by the physician (or an immediate family member of such physician) to the entity,
(iii) the aggregate services contracted for do not exceed those that are reasonable and necessary for the legitimate business purposes of the arrangement, (iv) the term of the arrangement is for at least one year, (v) the compensation to be paid over the term of the arrangement is set in advance, does not exceed fair market value, and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties, (vi) the services to be performed do not involve the counseling or promotion or a business arrangement or other activity that violates any state or federal law, and (vii) the arrangement meets such other requirements that may be imposed pursuant to regulations promulgated by HCFA. The Company believes that its compensation arrangements with Medical Directors and other physicians under contract materially satisfy the personal services exception to the Stark II prohibitions.

         Payments made to a lessor by a lessee for the use of premises are excepted from Stark II prohibitions if: (i) the lease is set out in writing, signed by the parties, and specifies the premises covered by the lease, (ii) the space rented or leased does not exceed that which is reasonable and necessary for the legitimate business purposes of the lease or rental and is used exclusively by the lessee when being used by the lessee, subject to certain permitted payments for common areas, (iii) the lease provides for a term of rental or lease for at least one year, (iv) the rental charges over the term of the lease are set in advance, are consistent with fair market value, and are not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties, (v) the lease would be commercially reasonable even if no referrals were made between the parties, and (vi) the lease meets such other requirements that may be imposed pursuant to regulations promulgated by HCFA. The Company currently leases its dialysis facilities from unaffiliated third parties.

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

EMPLOYEES
---------

         As of December 31, 2000 the Company had thirty (30) full-time employees, including one (1) executive, twenty-five (25) medical and four (4) administrative personnel.

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

FINANCIAL RISKS
---------------

         PROFITABILITY, CASH FLOW DIFFICULTIES AND EXPANSION STRATEGY. The Company generated a net income of $210,876 during the fiscal year ended December 31, 2000. Further, as of December 31, 2000, the Company had an accumulated deficit of approximately $1,694,423. The Company experienced income from operations during the year ended December 31, 2000 of approximately $350,138. Profitable operations will be necessary to sustain the business on an on-going basis unless the Company obtains additional financing from external sources. There can be no assurances that the Company will experience profitable operations or obtain additional financing in the future. Due to the departure of key personnel in the billing department, the Company has experienced cash flow delays. These delays resulted in significant increases in accounts payable and accounts receivable at December 31, 2000 from the end of the prior year. The Company believes that the cause of these delays has been resolved. There can be no assurance as to the timing of the collection of these receivables or that the Company will be successful in collecting all its receivables. The delay in the collection of these receivables has resulted in significant cash flow problems, which continue as of the date of this Report, and has adversely impacted the Company's ability to pay its creditors in a timely manner until the collection of these late billed receivables. The Company also is seeking to obtain a working line of credit to mitigate its existing cash flow problems. The failure to obtain such a line of credit may have an adverse effect on the Company's ability to finance costs of operations and to meet its current obligations. The Company's business strategy includes the proposed expansion of the Company's business operations by acquiring and developing additional dialysis facilities and related health care services and maximizing enrollment in our technical training institute , a wholly-owned subsidiary, to satisfy the need for trained personnel in this industry. There can be no assurance that the Company's expansion strategy will create operating synergies with any proposed or development target or result in profitable operations. See "Item 6 - Management's Discussion and Analysis or Plan of Operation" and "Item 12 - Certain Relationships and Related Transactions."

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

         CERTAIN REGISTRATION RIGHTS. The Company has entered into various agreements pursuant to which certain holders of the Company's outstanding Common Stock, who are affiliates of the Company, have been granted the right, under various circumstances, to have Common Stock that is currently outstanding registered for sale in accordance with the registration requirements of the Securities Act upon demand or "piggybacked" to a registration statement which may be filed by the Company. Of the currently issued and outstanding Common Stock, 800,000 shares may be the subject of future registration statements pursuant to the terms of such agreements. In addition, currently outstanding options and warrants issued to certain consultants and employees to purchase up to 2,450,000 shares of Common Stock are either the subject of current registration statements or have certain registration rights. Any such registration statement may have a material adverse effect on the market price for the Company's Common Stock resulting from the increased number of free trading shares of Common Stock in the market. There can be no assurances that such registration rights will not be enforced or that the enforcement of such registration rights will not have a material adverse effect on the market price for the Common Stock. See "Item 12 - Certain Relationships and Related Transactions."

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

GENERAL BUSINESS OPERATIONS RISKS
---------------------------------

         DEPENDENCE ON MEDICARE, MEDICAID AND OTHER SOURCES OF REIMBURSEMENT. The Company is reimbursed for dialysis services primarily at fixed rates established in advance under the Medicare ESRD program. Under this program, once a patient becomes eligible for Medicare reimbursement, Medicare is responsible for payment of 80% of the composite rates determined by HCFA for dialysis treatments. Since 1972, qualified patients with ESRD have been entitled to Medicare benefit regardless of age or financial circumstances. The Company estimates that approximately 40.6% of its net operating revenues during its fiscal year ended December 31, 2000 were funded by Medicare. Since 1983, numerous Congressional actions have resulted in changes in the Medicare composite reimbursement rate from a national average of $138 per treatment in 1983 to a low of $125 per treatment on average in 1986 and to approximately $139 per treatment on average in 2000. Although the HCFA increased the composite rate by 1.2% to $141.06 effective January 1, 2001, the Company is not able to predict whether future rate changes will be made. Reductions in composite rates could have a material adverse effect on the Company's revenues and net earnings. Furthermore, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in prescribed rates, may adversely affect the Company's earnings in the future. The Company is also unable to predict whether certain services, as to which the Company is currently separately reimbursed, may in the future be included in the Medicare composite rate. See "Business - Operations - Sources of Revenue Reimbursement" and "Business - Operations - Medicare Reimbursement."

         The State of California, the only state in which the Company currently operates a dialysis facility, provides Medicaid (or comparable) benefits to qualified recipients to supplement their Medicare entitlement. The Company estimates that approximately 22.6% of its net revenues during fiscal 2000 were funded by Medicaid or comparable state programs. The Medicaid programs are subject to statutory and regulatory changes, administrative ruling, interpretations of policy and governmental funding restrictions, all of which may have the effect of decreasing program payments, increasing costs or modifying the way the Company operates its dialysis business. See "Business - Operations - Medicaid Reimbursement."

         Approximately 36.8% of the Company's net revenues during fiscal 2000 were from sources other than Medicare and Medicaid. These sources include payments from third party, non-government payors, at rates that generally exceed the Medicare and Medicaid rates, and payments from hospitals with which the Company has contracts for the provision of acute dialysis treatments. Any restriction or reduction of the Company's ability to charge for such services at rates in excess of those paid by Medicare would adversely affect the Company's net operating revenues and net income. The Company is unable to quantify or predict the degree, if any, of the risk of reductions in payments under these various payment plans. The Company is a party to non-exclusive agreements with certain third-party payors (three of which accounted for approximately 28% of the Company's net revenues in fiscal 2000), and termination of such third-party agreements could have an adverse effect on the Company. See "Business - Operations - Sources of Revenue Reimbursement."

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

         The Balanced Budget Act of 1997 extended the period during which Medicare is secondary to a patient's group health plan from 30 months to 33 months effective for items and services provided on or after August 5, 1997. After this 33-month period, Medicare becomes the primary coverage for patients, and the patient's group health coverage generally pays applicable coinsurance payments.

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

ITEM 2.  DESCRIPTION OF PROPERTIES.
-------  --------------------------

         The Company leases office space located at 1835 South La Cienega Boulevard, Suite 235, Los Angeles, California 90035, which serves as the Company's principal executive offices. The Company pays $1,700 per month on a lease that expires on June 30, 2002.

         The Company leases office space located at 1801 South La Cienega Boulevard, 1st Floor, Los Angeles, California 90035, which serves as a dialysis facility in the Company's business operations. The Company pays $11,156 per month on a lease that expires on May 31, 2007.

         The Company leases office space located at 705and 706E East 32nd Street, Los Angeles, California. The Company is in process of constructing a second dialysis facility at this location. The Company is attempting to obtain additional financing in order to pay for the completion of the construction of the unit. There can be no assurances that the Company will receive the necessary amount of financing to complete construction. The Company will commence paying $5,000 per month in May 2001on a lease that expires on August 31, 2006.

         As of May 17, 1996, the Company acquired that certain real property (the "Real Property") located at 6000 San Vicente Boulevard, Los Angeles, California, for a purchase price of $2,055,000, as adjusted for certain credits to the Company with respect to the purchase price. The Real Property includes the improvement of a hospital facility. The Real Property is subject to three
(3) deeds of trust in the aggregate amount of $2,025,000. As of December 31, 2000, the principal amount of this obligation was approximately $1,661,000. See "Item 6 - Management's Discussion and Analysis or Plan of Operation."

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

         The Company also has entered into a master lease agreement (the "Master Lease") with Aegis for the Real Property at an annual rental rate of $1,000. The Master Lease is subject to a written triple net lease dated January 16, 1980, with Avalon Memorial Hospital ("Avalon") as the current tenant in possession. The term of the lease with Avalon extends through December 31, 1999, with options to extend the lease by Avalon for two (2) additional five (5) year terms. By a letter dated June 20, 1999, Avalon Memorial Hospital exercised its option to extend the lease on the property for an additional five (5) years commencing January 1, 2000. The term of the Master Lease extends through May 31, 2026. However, the Master Lease may be terminated earlier upon the cancellation, exoneration or release of any guarantees by Aegis or Mr. Barkai with respect to loan obligations secured by the Real Property. In connection with the Agreement to Perform Loan Covenants, Barkai has agreed that if the net rents arising from the Real Property are paid to Aegis in an amount or amounts sufficient to pay all amounts due under such loans as they became due, the Company will be excused from its duty to Barkai of payment under such loans, but only to that extent. Currently, the aggregate monthly amount due under such loans is approximately $17,740 and the current monthly rental payment of Avalon is approximately $22,642.

ITEM 3.  LEGAL PROCEEDINGS.
-------  ------------------

         The Company is a party to certain litigation (case No.BC245346 filed in Superior Court of California, County of Los Angeles, Central District) initiated by one of the Company's patient, Aleksandr Margulets. The Company believes that this claim has no merit, however the Company believes that its exposure, if at all, is fully covered by Professional Liability Insurance.

         The Company agreed to pay to Priority Healthcare Corporation, a former supplier of the Company, the sum of $127,648.49 plus interest at the rate of 10% per annum on a declining balance strictly in accordance with a payment schedule over a twelve (12) month period. If the Company fails to make these payments in a timely manner, Priority Healthcare Corporation may immediately have a judgment entered against the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

         None.




                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------  ---------------------------------------------------------

         As of April 12, 2001 the authorized capital stock of the Company consisted of 50,000,000 shares of common stock, par value $0.01 per share (the "Common Stock") and 5,000,000 shares of preferred stock, par value $0.01 per share (the "Preferred Stock"). As of April 12, 2001, there were issued and outstanding 9,914,878 shares of Common Stock which are held by approximately 403 shareholders, and options and warrants to purchase 2,450,000 shares of Common Stock, of which 2,280,000 are exercisable as of the date of this Report. Further, the Company may issue warrants to purchase up to an additional 500,000 shares of Common Stock and may issue up to an additional 4,210,644 shares of Common Stock to certain affiliates of the Company based on future financial performance by the Company during the fiscal years ending December 31, 2000 to 2001. See "Item 12 - Certain Relationships and Related Transactions."

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

         The following table sets forth quotations for the bid and asked prices for the Common Stock for the periods indicated below, based upon quotations between dealers, without adjustments for stock splits, dividends, retail mark-ups, mark-downs or commissions, and therefore, may not represent actual transactions:

                                        BID PRICES                ASKED PRICES
                                        ----------                ------------
                                      HIGH        LOW           HIGH        LOW
                                      ----        ---           ----        ---
YEAR ENDED DECEMBER 31, 1999

1st Quarter                           15/64        1/8          17/64       5/32
2nd Quarter                           13/32       1/16            1/2       7/64
3rd Quarter                           15/161/8                    3/8       5/32
4th Quarter                           11/64       3/32           7/32       7/64

YEAR ENDED DECEMBER 31, 2000

1st Quarter                           15/64        5/64          9/32       3/32
2nd Quarter                            7/32        5/64         15/64       1/8
3rd Quarter                             1/8        5/64          5/32       7/64
4th Quarter                             1/8        1/16          5/32       5/64

         The bid and asked sales prices of the Common Stock, as traded in the over-the-counter market, on April 3, 2001, were approximately $0.06 and $ 0.07, respectively. These prices are based upon quotations between dealers, without adjustments for retail mark-ups, mark-downs or commissions, and therefore may not represent actual transactions.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-------  ----------------------------------------------------------

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

         RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND
                               DECEMBER 31, 1999.

         Total income for the year ended December 31, 2000 increased approximately 5.3% to $4,575,948 from $4,344,730 for the year ended December 31, 1999. Medical service revenue for the year ended December 31, 2000 increased approximately 5.7% to $4,304,248 from $4,073,030 for the year ended December 31, 1999. This increase primarily resulted from an increase in volume of outpatient treatments, as well as inpatient services. In addition, the Company received rental income of $271,700 during the years ended December 31, 2000 and December 31, 1999 from certain real property owned by the Company in Los Angeles, California utilized by a non-affiliate as a hospital facility. See "Item 2 - Description of Properties."

         Total operating expenses during the year ended December 31, 2000 increased to $4,225,810 from $4,057,229 during the year ended December 31, 1999. Total operating expenses include: (i) cost of medical services, (ii) selling, general and administrative expenses, (iii) depreciation and amortization, and
(iv) rental expenses, as follows:

         Cost of medical services during the year ended December 31, 2000 increased to $3,000,060 from $2,768,996 during the year ended December 31, 1999. This increase is primarily due to the rising usage of drugs and medication prescribed due to the increase in patient volume.

         Selling, general and administrative expenses during the year ended December 31, 2000 decreased approximately 6.5% to $1,009,376 from $1,079,807 during the year ended December 31, 1999. This decrease is primarily related to reduced legal fees of approximately $64,700 and reduced rent fees in the amount of $33,800, which was offset by $87,000 bad debt expense due to difficulties encountered with the implementation of a new billing system. These system problems have been corrected as of December 31, 2000.

         Depreciation and amortization during the years ended December 31, 2000 and December 31, 1999 increased approximately 1% to $136,278 from $134,737. This increase was primarily due to the recording of capitalized medical equipment leases.

         Rental expenses during the year ended December 31, 2000 and 1999 increased 8.6% to $80,096 from $73,689 due to the increased property taxes of $7,461 per year. See "Item 2. Description of Properties."

         Other expenses increased 13% during the year ended December 31, 2000 to $277,904 from $245,855 during the year ended December 31, 1999. This increase in other expenses between the respective years resulted primarily from: (i) a decrease of $ 6,850 in interest expense (ii) a decrease of $14,100 in interest income, and (iii) a decrease of $23,100 in other income items.

         At December 31, 2000 the Company realized extraordinary income of $85,462 less $35,000of related income taxes, arising from an agreement with a former medical supplier to extinguish outstanding debt.

         As a result of the foregoing, the Company generated net income of $210,876 during the year ended December 31, 2000, as compared to a net income of $40,046 during the year ended December 31, 1999. Income from operations during the year ended December 31, 2000 was $350,138 compared to an income from operations of $287,501 during the year ended December 31, 1999. This increase in income from operations primarily resulted from increased inpatient and outpatient services and from the streamlining of operations. Although the management believes that the Company will continue to generate income from operations in 2001, based on the results of operations in the year ending December 31, 2000 and the Company's cost cutting program, there can be no assurance that the volume of inpatient and outpatient services will continue to grow and the cost cutting program implemented by the company will be successful in bringing down costs.

         At December 31, 2000 the Company decreased its valuation allowance on deferred tax assets totaling $60,000 which relates to expected utilization of net operating loss carryforwards in 2001. The Company recorded a tax benefit of $60,000 at December 31, 2000.

         As of December 31, 2000, the Company had net operating loss carryforwards totaling approximately $5,000,000 and $600,000 for federal and state income tax purposes, respectively, which are available to offset future federal taxable income, if any, through 2019. The federal net operating loss carryforwards include $3,700,000 of losses, which are limited by IRC Section
382. However, such limitations have not yet been quantified. Utilization of the Company's net operating loss may be subject to limitation under certain circumstances.

         LIQUIDITY AND CAPITAL RESOURCES. At December 31, 2000, the ratio of current assets to current liabilities was 0.75 to 1.00 compared to 0.61 to 1.00 at December 31, 1999.

         The Company's cash flow needs for the year ended December 31, 2000 were primarily provided from proceeds from operations. The Company had a working capital deficit of approximately $440,700 at December 31, 2000 compared to a working capital deficit of approximately $627,500 at December 31, 1999.

         Cash and cash equivalents were $1,200 as of December 31, 2000, as compared to $60,814 as of December 31, 1999. This decrease was primarily attributable to the temporary difficulties with collections in connection with the Company's change of its billing system. The Company is in the process of rebilling all claims unpaid due to billing problems. There are no assurances that the Company will be able to collect all outstanding accounts receivable due to Medicare and Medi-Cal time limitations. The delay in the collection of these receivables has resulted in significant cash flow problems, which continue as of the date of this Report, and has adversely impacted the Company's ability to pay its creditors in a timely manner until the collection of these late billed receivables. The Company also is seeking to obtain a working line of credit to mitigate its existing cash flow problems. The failure to obtain such line of credit may have an adverse effect on the Company's ability to finance costs of operations and to meet its current obligations.

         As of December 31, 2000, the Company had borrowings in the aggregate amount of $2,053,061 of which short-term borrowings accounted for $262,546. As of December 31, 1999, the Company had total borrowings of $2,298,316, of which short-term borrowings accounted for $387,528. The decrease relates primarily to the paying off two note payable with total balance of $124,156.

         At December 31, 2000 the Company had plans for the sale of a building and associated land with a total cost of $2,194,607 with accumulated depreciation of $206,285. The Company has no agreements or commitments relating to the sale of the property and there can be no assurances that the Company will be able to sell the property. This property is currently being leased to a third party. The Company continues to depreciate the asset and generate revenue from the leasing activities.

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

         As of April 15, 1997, the obligors on the promissory notes assigned 630,206 of the shares of Common Stock to a third party, who executed a promissory note payable to the Company in the principal amount of approximately $865,000, bearing interest at the rate of 8% per annum, and due and payable on or before February 23, 2000. Further, the assignee of the shares agreed to pay the additional sum of approximately $135,000 on the due date of the $865,000 promissory note as additional consideration for the Company's agreement to consent to the assignment of the 630,206 shares. The promissory notes executed by the initial obligors were cancelled. Through December 31, 1997, the Company received $76,800, including principal and accrued interest, on such obligations through the liquidation of 60,000 of the pledged shares of Common Stock in 1997. The Company did not receive any payment on the note in 2000, 1999 and 1998. The obligations owing to the Company on these amounts by the assignee of shares are secured by the 570,206 shares of Common Stock, which are currently held in escrow. The Company has placed a valuation allowance of $719,000 on the note receivable as of December 31, 1998, in part, due to the decrease in the market price of the shares of Common Stock, which secure the repayment of the obligation. No additional valuation allowance was made on the note receivable in 1999 or 2000. There can be no assurances that all amounts of the obligations will be recovered from the liquidation of such shares or from other assets of the obligor. See "Item 11- Security Ownership of Certain Beneficial Owners and Management" and "Item 12 - Certain Relationships and Related Transactions."

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

         The Company has a demand note receivable from Medipace, an affiliate of the Company's principal stockholders and two (2) of the Company directors and executive officers, in the principal amount of $121,151, dated September 17, 1997, bearing interest at the rate of 8% per annum. As of December 31, 2000, the principal and interest amount of the promissory note remaining payable was $57,662. See "Item 12 - Certain Relationships and Related Transactions."

         In the second quarter of 1999, a lease receivable from Medipace, was entered into, which reduced an existing note from the affiliate for a like amount. The Company received $75,000 in consideration for a lease payable for the same amount. Both leases are identical in terms. These leases are classified as capital leases in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases". For accounting purposes, the Company has treated this transaction as a financing arrangement. Payments are due in installments through March 2004. Medipace has defaulted on its payment to the Company during 2000. The full amount of unpaid principal and interest has been included in amounts due in 2001. The Company has not recorded interest on this lease receivable during 2000.

         The Company's current business plan includes a strategy to expand as a provider of dialysis services through the development of new dialysis facilities and the acquisition of additional facilities and other strategically related health care services in selected markets. The market for such acquisition prospects is highly competitive and management expects that certain potential acquirors will have significantly greater capital than the Company. The Company had net income of $210,876 and income from operations of $350,138 during the year ended December 31, 2000. Although the Company experienced a significant improvement in income from operations in 2000, as compared to 1999, profitable operations will be necessary to sustain the business on an on-going basis, unless the Company obtains additional financing from external sources. There can be no assurances that the Company will experience profitable operations or obtain additional financing in the future.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.
------------------------------------------

         During 2000, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No.136( "Transfers of Assets to Not-for-Profit Organizations of Charitable Trust That Raise or Holds Contributions for Others"), No137 ("Accounting for Derivative Instruments and Hedging Activities"), No.138 ("Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment to FASB Statement No.133"), No.139("Rescission of FASB Statements No.53 Financial Reporting by Producers and Distributors of Motion Picture Films and amendments to FASB StatementsNo.63,89, and 121"), and No.140 ("Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities- a replacement of FASB Statement No.125") which are effective for fiscal 2000. Management believes these pronouncements do not have a material effect on the Company's financial statements or disclosures.

ITEM 7.  FINANCIAL STATEMENTS.
-------  ---------------------

         The auditor's report at financial statements required by this Item 7 are included elsewhere in this Report at pages F-1 to F-18 and incorporated herein by this reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.
-------  -----------------------------------------------------------------------

         On December 2, 1999 KPMG LLP declined its appointment as principal independent accountants for the Company.

         In connection with the audits for the two (2) most recent fiscal years ended December 31, 1998 and 1997 and the subsequent interim period through December 2, 1999, there were no disagreements between KPMG LLP and the Company, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of KPMG LLP would have caused KPMG LLP to make reference in connection with its report for the related periods with respect to the subject matter of the disagreement.

         The audit reports of KPMG LLP on the consolidated financial statements of the Company, as of and for the years ended December 31, 1998 and 1997, did not contain any adverse opinion, or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

         As of December 14, 1999 the Company engaged Moss Adams LLP, as the Company's principal independent accountants. Prior to engaging Moss Adams LLP, neither the Company nor someone on its behalf consulted Moss Adams LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event."



                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-------  -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
         --------------------------------------------------

         The directors of the Company currently have terms which will end at the next annual meeting of the stockholders of the Company or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of the Company's directors and executive officers.

         The following reflects certain biographical information on the current directors and executive officers of the Company:

 NAME                           POSITION                            AGE
 ----                           --------                            ---

 Victor Gura, M.D.              Director, President and             58
                                Chief Executive Officer

 Ronald P. Lang, M.D.           Director and Secretary              51

 Jose Spiwak, M.D.              Director                            56

 Melinda McIntyre-Kolpin        Director                            44

         VICTOR GURA, M.D. has been a director and the President and Chief Executive Officer of the Company since May 11, 1996. Dr. Gura is a medical doctor who is board certified in internal medicine/nephrology. He has been a director of Medipace Medical Group, Inc., a medical group in Los Angeles, California, since 1980. He has been an attending physician at Cedars-Sinai Medical Center since 1984 and the medical director of Los Angeles Community Dialysis since 1985. Dr. Gura also serves as a Clinical Assistant Professor at UCLA School of Medicine. Dr. Gura graduated from the School of Medicine, Buenos Aires University in 1966, completed his residency in internal medicine and nephrology in Israel, and was a fellow at the nephrology departments at Tel Aviv University Medical School and USC Medical Center.

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

         JOSE SPIWAK, M.D. has been a director of the Company since March 11, 1998. Dr. Spiwak is a board certified thoracic and cardiovascular surgeon, and serves as Chairman of the Cardiovascular Thoracic Section of St. Francis Medical Center and Presbyterian Intercommunity Hospital in Los Angeles, California. He served as Vice-Chairman of American Health, Inc., a managing company of primary care physicians and comprehensive healthcare delivery networks, which was sold to FPA Medical Management, Inc. in April, 1997. Dr. Spiwak graduated from the Universidad Javeriana Medical School (Bogota, Columbia) in 1968 and performed his residency in Israel and the United States. Dr. Spiwak is a member of the Board of Directors of the American Cancer Society.

         MELINDA MCINTYRE-KOLPIN has been a director of the Company since March 18, 1998. She is currently the chief executive officer of Network Health Financial Services, Inc., a financial services company providing a variety of services to healthcare clients. She is also chief executive officer and president of First Professional Bank, N.A., a subsidiary of Professional Bancorp, based in Santa Monica, California, a full-service bank providing banking, financial consulting and general business strategies for the medical community. Prior to joining First Professional Bank, Ms. McIntyre-Kolpin was a commercial banking officer with Bank of California. She is a board member of numerous organizations in Southern California, including the Executive Council-Adaptive Business Leaders; director, Synergistic Systems, Medical Billing; advisory board, University of Southern California School of Accounting; director, Pacific Eyenet; National Health Foundation, board of trustees; City of Hope, board of trustees. Ms. McIntyre-Kolpin received her Bachelor of Science degree in business administration from the University of Southern California in 1978.

ITEM 10. EXECUTIVE COMPENSATION.
--------------------------------

         SUMMARY COMPENSATION TABLE. The following table sets forth certain information concerning compensation of certain of the Company's executive officers (the "Named Executives"), including the Company's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the fiscal years ended December 31, 2000 and 1999:

                                                                               LONG TERM COMPENSATION
                                                                 ----------------------------------------------------
                                     ANNUAL COMPENSATION                    AWARDS                    PAYOUTS
                             ----------------------------------------------------------------------------------------

        (a)           (b)         (c)         (d)        (e)         (f)            (g)           (h)        (i)
                                                    OTHER ANNUAL    OTHER        RESTRICTED       LTIP    ALL OTHER
     NAME AND                    SALARY      BONUS  COMPENSATION    AWARDS      OPTIONS/SARS    PAYOUTS   COMPENSATION
PRINCIPAL POSITION    YEAR        ($)         ($)        ($)         ($)            (#)           ($)        ($)
---------------------------------------------------------------------------------------------------------------------
Victor Gura, M.D.     2000      $150,000      0           0           0          200,000(1)        0          _

                      1999     $ 150,000      0           0           0           150,000          0          0

Ron Berkowitz (2)     1999     $ 120,000      0       $ 30,621        0          100,000(1)        0          0


1. 150,000 of the options granted to Dr. Gura and the 100,000 options granted to Mr. Berkowtz were granted during the year ended December 31, 1999 at an exercise price of $0.20 per share. On March 8, 2000, the Board agreed, subject to shareholder approval at the Company's annual meeting, to reissue the stock options at an exercise price of $0.10.

2.       Mr. Berkowitz resigned as Chief Financial Officer on December 3, 1999.

OPTION/SAR GRANTS TABLE DURING LAST FISCAL YEAR. The following table sets forth certain information concerning grants of stock options to certain of the Named Executives, for the fiscal year ended December 31, 2000:

                                                                                             POTENTIAL REALIZABLE
                                                                                               VALUE AT ASSUMED
                                                                                                ANNUAL RATES OF
                                                                                           STOCK PRICE APPRECIATION
                                   INDIVIDUAL GRANTS                                          FOR OPTION TERM(1)
-------------------------------------------------------------------------------------------------------------------
         (A)                 (B)            (C)              (D)               (E)             (F)            (G)
                          NUMBER OF      % OF TOTAL
                         SECURITIES       OPTIONS/
                         UNDERLYING         SARS
                          OPTIONS/       GRANTED TO        EXERCISE
                            SARS         EMPLOYEES         OR BASE
                           GRANTED       IN FISCAL          PRICE          EXPIRATION
NAME                         (#)            YEAR          ($/SHARE)           DATE            5%($)         10%($)
----------------------- -------------- --------------- ----------------- ---------------- --------------- ------------
Victor Gura, M.D.(2)       200,000         54.05%           $0.10          03/08/2005           0              0


         (1) This chart assumes a market price of $0.07 for the Common Stock, the closing price for the Company's Common Stock in the over-the-counter market as of December 31, 2000, as the assumed market price for the Common Stock with respect to determining the "potential realizable value" of the shares of Common Stock underlying the options described in the chart, as reduced by any lesser exercise price for such options. Each of the options reflected in the chart was granted at exercise prices, which the Company believes to have been determined at the fair market value as of the date of grant. Further, the chart assumes the annual compounding of such assumed market price over the relevant periods, without giving effect to commissions or other costs or expenses relating to potential sales of such securities. The option exercise price ($0.10 per share) exceeded the option market price ($0.07) on December 31, 2000 and therefore, no gains were realized based on the assumed rates of stock appreciation for the option term. The Company's Common Stock has a very limited trading history. These values are not intended to forecast the possible future appreciation, if any, of the price or value of the Common Stock.

         (2) Dr. Gura was granted an option to purchase up to 200,000 shares of Common Stock per share pursuant to the Company's 1998 Stock Option Plan. See "Executive Compensation - Stock Option Plans." 150,000 of these options were granted during the year ended December 31, 1999 at an exercise price of $0.20 per share. On March 8, 2000, the Board agreed, subject to shareholder approval at the Company's annual meeting, to reissue the 150,000 stock options at an exercise price of $0.10.

         OPTION EXERCISES AND YEAR-END VALUES. The following table sets forth information with respect to the exercised and unexercised options to purchase shares of Common Stock for certain of the Named Executives held by them at December 31, 2000:

                                                                                           VALUE OF UNEXERCISED
                                                       NUMBER OF UNEXERCISED                   IN THE MONEY
                                                            OPTIONS AT                         OPTIONS AT
                       SHARES                            DECEMBER 31, 2000                DECEMBER 31, 2000 (1)
                      ACQUIRED        VALUE      ----------------------------------- ---------------------------------
NAME                 ON EXERCISE     REALIZED      EXERCISABLE      UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
------------------- -------------- ------------- ----------------- ----------------- ---------------- ----------------
Victor Gura, M.D.         0             0            342,000              0                 0                0


(1) Represents an amount equal to the number of options multiplied by the difference between the average of the closing bid and asked prices for the Common Stock in the over-the counter market on December 31, 2000 $0.07 per share) and the exercise price proposed by the Board ($0.10) during the March 8, 2000 Board of Directors meeting, subject to stockholder approval.

         EMPLOYMENT AGREEMENTS. The Company has entered into employment agreements with one (1) of its executive officers, Victor Gura, M.D.

         The Company entered into a three (3) year employment agreement, dated as of April 12, 1996, with Victor Gura, M.D., pursuant to which Dr. Gura agreed to serve as the Company's Chief Executive Officer, President and Medical Director. The employment agreement expired on April 11, 1999. The Company currently pays Dr. Gura an annual base salary of $150,000, plus other benefits, and otherwise compensates Dr. Gura in accordance with the terms and conditions of the expired employment agreement. The Compensation Committee of the Board of Directors intends to negotiate with Dr. Gura with respect to an extension of his prior employment agreement. See "Compensation Committee Interlocks and Insider Participation."

         During the Board of Directors' Meeting held on March 8, 2000, the Board authorizes the compensation of Dr. Ronald Lang at the rate of $2,000.00 per month as Secretary of the Corporation effective March 2000.

         Dr. Gura will also be entitled to participate in stock option and bonus plans, which may be adopted by the Company for officers and directors of the Company and its subsidiaries. In the event of his involuntary termination other than for cause or certain other circumstances, he will be entitled to receive the unpaid balance of his salary for the remaining term of the agreement.

STOCK OPTION PLANS

         The Company has adopted three (3) stock option plans for the benefit of officers, directors, employees, independent contractors and consultants of the Company and its subsidiaries. These plans include: (i) the 1998 Stock Option Plan, (ii) the 1996 Stock Option Plan, and (iii) the 1996 Employee Compensatory Stock Option Plan.

         1998 AND 1996 STOCK OPTION PLANS. As of July 7, 1998, the Company's Board of Directors and stockholders approved the Company's 1998 Stock Option Plan (the "1998 Stock Option Plan"). As of May 12, 1996, the Company's Board of Directors and stockholders approved the Company's 1996 Stock Option Plan (the "1996 Stock Option Plan").

         The Company has reserved for issuance up to 1,000,000 shares of Common Stock under the 1996 Stock Option Plan. The Company has granted options to purchase up to 994,739 shares of Common Stock under the 1996 Stock Option Plan. All of the 994,739 options have been exercised. The Board of Directors has approved a provision in the 1996 Stock Option Plan which will place a 300,000 share limit on the number of options that may be granted under the 1996 Stock Option Plan to an employee in each fiscal year.

         The Company has reserved for issuance up to 1,000,000 shares of Common Stock under the 1998 Stock Option Plan. The Company has granted options to purchase up to 712,500 shares of Common Stock under the 1998 Stock Option Plan, 75,000 shares of which have been exercised and all of which have vested. During the March 8, 2000 Directors meeting, the Board agreed, subject to shareholder approval at the Company's annual meeting, to cancel the 637,500 options granted and unexercised and to reissue 637,500 options at an exercise price of $0.10. The Board of Directors has approved a provision in the 1998 Stock Option Plan which will place a 150,000 share limit on the number of options that may be granted under the 1998 Stock Option Plan to an employee in each fiscal year.

         The general provisions of the 1998 Stock Option Plan and the 1996 Stock Option Plan (collectively, the "Company Stock Option Plans") are virtually identical. A description of each of the Company Stock Option Plans is set forth below. To the extent that any material differences between each of the Company Stock Option Plans exist, such differences are summarized below. The description is intended to be a summary of the material provisions of the Company Stock Option Plans and does not purport to be complete.

         ADMINISTRATION OF AND ELIGIBILITY UNDER COMPANY STOCK OPTION PLANS. Each of the Company Stock Option Plans, as adopted, provides for the issuance of options to purchase shares of Common Stock to officers, directors, employees, independent contractors and consultants of the Company and its subsidiaries as an incentive to remain in the employ of or to provide services to the Company and its subsidiaries. Each of the Company Stock Option Plans authorizes the issuance of incentive stock options ("ISOs"), non-qualified stock options ("NSOs") and stock appreciation rights ("SARs") to be granted by a committee (the "Committee") to be established by the Board of Directors to administer each of the Company Stock Option Plans.

         Subject to the terms and conditions of each of the Company Stock Option Plans, the Committee will have the sole authority to determine: (a)the persons ("optionees") to whom options to purchase shares of Common Stock and SARs will be granted, (b) the number of options and SARs to be granted to each such optionee, (c) the price to be paid for each share of Common Stock upon the exercise of each option, (d) the period within which each option and SAR will be exercised and any extensions thereof, and (e) the terms and conditions of each such stock option agreement and SAR agreement which may be entered into between the Company and any such optionee.

         All officers, directors and employees of the Company and its subsidiaries and certain consultants and other persons providing significant services to the Company and its subsidiaries will be eligible to receive grants of options and SARs under each of the Company Stock Option Plans. However, only employees of the Company and its subsidiaries are eligible to be granted ISOs.

         STOCK OPTION AGREEMENTS. All options granted under each of the Company Stock Option Plans will be evidenced by an option agreement or SAR agreement between the Company and the optionee receiving such option or SAR. Provisions of such agreements entered into under each of the Company Stock Option Plans need not be identical and may include any term or condition which is not inconsistent with each of the Company Stock Option Plans and which the Committee deems appropriate for inclusion.

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

         An optionee of an ISO may not exercise an ISO granted under each of the Company Stock Option Plans so long as such person holds a previously granted and unexercised ISO.

         The aggregate fair market value (determined as of time of the grant of the ISO) of the Common Stock with respect to which the ISOs are exercisable for the first time by the optionee during any calendar year shall not exceed $100,000.

         As of the date of this Report, ISOs have been granted under the 1996 Stock Option Plan to purchase up to 25,000 shares of Common Stock at an exercise price of $0.49 per share. All of these options have been exercised.

         As of the date of this Report, no ISOs have been granted under the 1998 Stock Option Plan.

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

         As of the date of this Report, NSOs have been granted under the 1998 Stock Option Plan to purchase up to 712,500 shares of Common Stock, 75,000 shares of which have been exercised. These options have the following per share exercise prices: 357,500 shares ($0.28) and 280,000 shares ($0.20). The Board of Directors agreed on March 8, 2000 to cancel the 637,500 options granted and unexercised, and to reissue 637,500 shares at an exercise price of $0.10. The Company's stockholders approved this transaction at the Company's Annual Meeting of Stockholders on June 21, 2000.

         STOCK APPRECIATION RIGHTS. Each SAR granted under each of the Company Stock Option Plans will entitle the holder thereof, upon the exercise of the SAR, to receive from the Company, in exchange therefor, an amount equal in value to the excess of the fair market value of the Common Stock on the date of exercise of one share of Common Stock over its fair market value on the date of exercise of one share of Common Stock over its fair market value on the date of grant (or in the case of an SAR granted in connection with an option, the excess of the fair market of one share of Common Stock at the time of exercise over the option exercise price per share under the option to which the SAR relates), multiplied by the number of shares of Common Stock covered by the SAR or the option, or portion thereof, that is surrendered.

         SARs will be exercisable only at the time or times established by the Committee. If an SAR is granted in connection with an option, the SAR will be exercisable only to the extent and on the same conditions that the related option could be exercised. The Committee may withdraw any SAR granted under each of the Company Stock Option Plans at any time and may impose any conditions upon the exercise of an SAR or adopt rules and regulations from time to time affecting the rights of holders of SARs.

         As of the date of this Report, no SARs have been granted under each of the Company Stock Option Plans.

         TERMINATION OF OPTION AND TRANSFERABILITY. In general, any unexpired options and SARs granted under each of the Company Stock Option Plans will terminate: (a) in the event of death or disability, pursuant to the terms of the option agreement or SAR agreement, but not less than six (6) months or more than twelve (12) months after the applicable date of such event, (b) in the event of retirement, pursuant to the terms of the option agreement or SAR agreement, but no less that thirty (30) days or more than three (3) months after such retirement date, or (c) in the event of termination of such person other than for death, disability or retirement, until thirty (30) days after the date of such termination. However, the Committee may in its sole discretion accelerate the exercisability of any or all options or SARs upon termination of employment or cessation of services.

         The options and SARs granted under each of the Company Stock Option Plans generally will be non-transferable, except by will or the laws of descent and distribution.

         ADJUSTMENTS RESULTING FROM CHANGES IN CAPITALIZATION. The number of shares of Common Stock reserved under each of the Company Stock Option Plans and the number and price of shares of Common Stock covered by each outstanding option or SAR under each of the Company Stock Option Plans will be proportionately adjusted by the Committee for any increase or decrease in the number of issued and outstanding shares of Common Stock resulting from any stock dividends, split-ups, consolidations, recapitalizations, reorganizations or like event.

         AMENDMENT OR DISCONTINUANCE OF STOCK OPTION PLANS. The Board of Directors has the right to amend, suspend or terminate the Stock Option Plans at any time. Unless sooner terminated by the Board of Directors, the 1996 Stock Option Plan will terminate on May 11, 2006, the tenth (10th) anniversary date of the effectiveness of 1996 Stock Option Plan, and the 1998 Stock Option Plan will terminate on April 8, 2008, the tenth (10th) anniversary date of the effectiveness of the 1998 Stock Option Plan.

         1996 EMPLOYEE COMPENSATORY STOCK OPTION PLAN. As of February 7, 1996, the Company's Board of Directors adopted the 1996 Employee Compensatory Stock Option Plan (the "Employee Stock Option Plan"). The Company has reserved for issuance thereunder an aggregate of 500,000 shares of Common Stock. The Company has issued non-qualified options to purchase up to 500,000 shares of Common Stock under the Employee Stock Option Plan at an exercise price of $0.18 per share, 473,000 of which have been exercised. The optionees are currently not employees or affiliates of the Company. The remaining 27,000 options expire on or about February 6, 2001, the termination date of the Employee Stock Option Plan.

         OTHER OPTIONS. The Company also has options issued and outstanding outside of the three (3) stock option plans to purchase up to 954,495 shares of Common Stock, at exercise prices ranging from $0.28 to $1.75 per share, to certain directors, consultants and employees of the Company, of which 714,495 are currently exercisable.

COMPENSATION OF DIRECTORS

         The Board of Directors, in its March 8, 2000 meeting, authorizes the following compensation to its outside Directors:

         1. Cash payment of $500.00 for attendance at each meeting of the Board of Directors.

         2. Stock options of 20,000 shares per year, earned at a rate of 5,000 shares per quarter. Exercise price shall be based on the fair market value of the Company's Common Stock as of the last trading day of the preceding year.

DIRECTORS AND OFFICERS LIABILITY INSURANCE

         The Company has obtained directors' and officers' liability insurance with an aggregate limit of liability for the policy year, inclusive of costs of defense, in the amount of $2,000,000.00. The insurance policy expires on 04/15/2001.

LIMITATION OF DIRECTORS' LIABILITIES; INDEMNIFICATION OF OFFICERS AND DIRECTORS

         Pursuant to the Company's Certificate of Incorporation and under Delaware law, directors of the Company are not liable to the Company or its stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Delaware law or any transaction in which a director has derived an improper personal benefit.

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

         In addition, the Company has adopted a form of indemnification agreement (the "Indemnification Agreement") which provides the indemnitee with the maximum indemnification allowed under applicable law. Since the Delaware statute is non-exclusive, it is possible that certain claims beyond the scope of the statute may be indemnifiable. The Indemnification Agreements provide a scheme of indemnification which may be broader than that specifically provided by Delaware law. It has not yet been determined, however, to what extent the indemnification expressly permitted by Delaware law may be expanded, and therefore the scope of indemnification provided by the Indemnification Agreements may be subject to future judicial interpretation.

         The Indemnification Agreement provides, in pertinent part, that the Company shall indemnify an indemnitee who is or was a party or becomes a party or is threatened to be made a party to any threatened, pending or completed action or proceeding whether civil, criminal, administrative or investigative by reason of the fact that the indemnitee is or was a director, officer, key employee or agent of the Company or any subsidiary of the Company. The Company shall advance all expenses, judgments, fines, penalties and amounts paid in settlement (including taxes imposed on indemnitee on account of receipt of such payouts) incurred by the indemnitee in connection with the investigation, defense, settlement or appeal of any civil or criminal action or proceeding as described above. The indemnitee shall repay such amounts advanced only if it shall be ultimately determined that he or she is not entitled to be indemnified by the Company. The advances paid to the indemnitee by the Company shall be delivered within 20 days following a written request by the indemnitee. Any award of indemnification to an indemnitee, if not covered by insurance, would come directly from the assets of the Company, thereby affecting a stockholder's investment.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Board has a Compensation Committee and an Audit Committee comprised of the following members of the Board of Directors: Dr. Jose Spiwak and Melinda McIntyre-Kolpin, each of whom may be deemed to be an outside/non-employee director. The Board has no standing committee on nominations or any other committees performing equivalent functions.

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

         The Audit Committee reports to the Board regarding the appointment of the independent auditors of the Company, the scope and fees of the prospective annual audit and the results thereof, compliance with the Company's accounting and financial policies and management's procedures and policies relative to the adequacy of the Company's system of internal accounting controls.

         Compliance With Section 16 of the Securities Exchange Act Of 1934.
Section 16(a) of the Exchange Act requires the Company's directors and executive officers and beneficial holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of such equity securities of the Company. Based solely upon a review of such forms, or on written representations from certain reporting persons that no other reports were required for such persons, the Company believes that all reports required pursuant to Section 16(a) with respect to its executive officers, directors and 10% beneficial stockholders for the fiscal year ended December 31, 2000 were timely filed.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As of April__, 2001, the Company had issued and outstanding 9,889,878 shares of Common Stock. The following table reflects, as of April __, 2001, the beneficial Common Stock ownership of: (a) each director of the Company, (b) each current executive officer named in the Summary Compensation Table in this Report, (c) each person known by the Company to be a beneficial owner of five percent (5%) or more of its Common Stock, and (d) all executive officers and directors of the Company as a group:

NAME AND ADDRESS                                NO. OF
OF BENEFICIAL OWNER                             SHARES(#)               PERCENT
-------------------                             ---------               -------
Medipace Medical Group, Inc.(1)                   800,000                  8.09%

Victor Gura, M.D.(1,2)                          2,930,161                 28.64%

Ronald P. Lang, M.D.(1,3)                       1,498,554                 15.00%

Jose Spiwak, M.D.(4)                              115,000                  1.16%

Melinda McIntyre-Kolpin (5)                        60,000                      *

Isaac Flombaum (6)                                570,206                  5.77%

Avraham H. Uncyk, M.D.(1,7)                     1,064,913                 10.77%

All executive officers
and directors as a group (4 persons) (8)        3,803,715                 36.38%
------------------

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

*        Less than 1%

1. The address for Medipace and Drs. Victor Gura, Ronald P. Lang and Avraham H. Uncyk is 5901 West Olympic Boulevard, Suite 300, Los Angeles, California 90036. Medipace is a corporation owned by Drs. Gura, Lang and Uncyk on a proportionate ownership interest of 67.5%, 22.5% and 10%, respectively. Medipace is the registered owner of 800,000 shares of Common Stock, and each of Drs. Gura, Lang and Uncyk are deemed to be the beneficial owners of such 800,000 shares. See "Certain Relationships and Related Transactions."

2. Dr. Gura has been granted options under the 1998 Stock Option Plan to purchase up to 300,000 shares of Common Stock and options unrelated to the 1998 Stock Option Plan to purchase up 42,000 shares of Common Stock. The current exercise price for 192,000 options is $0.28 per share and for 150,000 options is $0.20 per share. The Board agreed on March 8, 2000, subject to shareholder approval at the Company's annual meeting, to reissue 300,000 shares at an exercise of $.10. The options have vested with respect to 192,000 shares, which expire on September 8, 2003, and 150,000 shares, which expire on January 14, 2004. Dr. Gura is the beneficial owner of an additional 2,588,161 shares of Common Stock (which includes 800,000 shares of Common Stock owned by an affiliate of Dr. Gura). Further, the Company may issue an additional 2,842,185 shares of Common Stock and warrants to purchase up to an additional 337,500 shares of Common Stock, subject to certain future events.

3. Dr. Lang has been granted options under the 1998 Stock Option Plan to purchase up to 102,500 shares of Common Stock. As of the date of this proxy, the exercise price for 52,500 options is $0.28 per share and for 50,000 options is $0.20 per share. The Board agreed on March 8, 2000, subject to shareholder approval at the Company's annual meeting, to reissue 102,500 shares at an exercise price of $0.10. The options have vested with respect to the 52,500 shares, which expire on September 8, 2003, and 50,000 shares, which expire on January 14, 2004. Dr. Lang is the beneficial owner of an additional 1,396,054 shares of Common Stock (which includes 800,000 shares of Common Stock owned by an affiliate of Dr. Lang). Further, the Company may issue an additional 947,395 shares of Common Stock and warrants to purchase up to an additional 112,500 shares of Common Stock, subject to certain future events. See "Certain Relationships and Related Transactions."

4. The address for Dr. Jose Spiwak is 3628 East Imperial Highway, Suite 402, Lynwood, California 90262. Dr. Spiwak is the registered owner of 55,000 shares of Common Stock. Dr. Spiwak has been granted options to purchase up to 150,000 shares of Common Stock at an exercise price of $1.00 per share, 60,000 of which have vested and the balance of which may vest subject to certain schedules.

5. The address for Ms. McIntyre-Kolpin is 606 Broadway, Santa Monica, California 90401. Ms. Kolpin has been granted options to purchase up to 150,000 shares of Common Stock at an exercise price of $1.00 per share, 60,000 of which have vested and the balance of which may vest subject to certain schedules.

6. The address for Mr. Flombaum is Doblas 82, 2nd Piso, Buenos Aires, Argentina. The 570,206 shares have been pledged as security for certain obligations owing to the Company. See "Certain Relationships and Related Transactions."

7. Dr. Uncyk is the beneficial owner of 1,064,913 shares (which includes 800,000 shares of Common Stock owned by an affiliate of Dr. Uncyk). Does not include warrants to purchase up to 50,000 shares of Common Stock, which may vest and 421,064 shares of Common Stock which may be issued subject to certain performance levels by the Company. See "Certain Relationships and Related Transactions."

8. Includes 3,239,215 shares of Common Stock and options to purchase up to 564,500 shares of Common Stock. Does not include options to purchase up to 180,000 shares of Common Stock, which may vest subject to certain schedules, and warrants to purchase up to 450,000 shares of Common Stock and 3,789,580 shares of Common Stock which may be issued subject to certain performance levels by the Company. See "Certain Relationships and Related Transactions."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

         SHARE EXCHANGE AGREEMENT; CONDITIONAL ISSUANCE OF SHARES AND WARRANTS. On May 11, 1996, the Company, Los Angeles Community Dialysis, Inc. ("LACD"), Victor Gura, M.D., Avraham H. Uncyk, M.D. and Ronald P. Lang, M.D. completed the transactions contemplated by an Agreement for Exchange of Stock (the "Share Exchange Agreement"). In connection with the Share Exchange Agreement, the Company issued an aggregate of 4,234,128 shares of Common Stock to Drs. Gura, Uncyk and Lang in exchange for 100% of the issued and outstanding shares of common stock of LACD.

         Up to an additional 4,210,644 shares of Common Stock and warrants to purchase up to 500,000 shares of Common Stock, at an exercise price of $3.50 per share, may be issued in the aggregate to Drs. Gura, Uncyk and Lang in the event that the Company meets certain financial conditions based on the results of operations of the Company during the fiscal years ending from December 31, 2000 to 2001, on the following basis: (i) Dr. Gura (2,842,185 shares and 337,500 warrants), (ii) Dr. Lang (947,395 shares and 112,500 warrants), and (iii) Dr. Uncyk (421,064 shares and 50,000 warrants), which reflects the percentage distribution ratio for the initial issuance of the shares of Common Stock in connection with the Share Exchange Agreement to Drs. Gura, Lang and Uncyk, respectively. The Company did not meet the required results of operations for the fiscal year ended December 31, 1999. The 4,210,644 shares may be issued and the 500,000 warrants may be exercisable in the event that the annual pre-tax earnings from operations of the Company during any of the years ending from December 31, 2000 to 2001 shall equal or exceed $2,000,000. The warrants will expire 36 months from the initial date of exercisability of the warrants.

         PLEDGE OF SHARES BY PRINCIPAL STOCKHOLDERS. The Company's principal stockholders, Drs. Gura, Lang and Uncyk, and their affiliate, Medipace, have pledged an aggregate of 2,650,000 shares of Common Stock as collateral for certain obligations of such persons pursuant to certain pledge agreements to an unaffiliated third party. So long as such obligations are not in default, such pledgors direct the voting of their respective pledged shares.

         LOANS TO AFFILIATES. Medipace has executed a demand promissory note in favor of the Company in the principal amount of $121,151, dated September 17, 1997, which bears interest at the rate of 8% per annum. Medipace did not make any payments on the promissory note in 1998 and 1999. During 1999, the Company transferred $75,000 of the promissory note to a separate lease receivable in connection with a purchase and leaseback arrangement with Medipace. The separate $75,000 lease payable created in this transaction has a balance of $66,907 as of December 31, 1999. As of December 31, 1999, the principal and interest amount of the promissory note remaining payable was $57,006. Medipace has been in default on its payment to the Company since October, 1999.

         SALE OF WAREHOUSE ASSETS. As of October 18, 1996, the Company completed the sale (the "Warehouse Sale") of certain real estate and other assets, related to the Company's prior business operation of a potato warehouse (the "Warehouse Assets") in Monte Vista, Colorado, to certain former affiliates of the Company for the purchase price of approximately $1,415,000. The purchase price was paid in the form of $550,000 in cash and two (2) promissory notes in the aggregate amount of approximately $865,000 (subject to certain adjustments), and secured by a pledge of 648,206 shares of Common Stock. As of April 15, 1997, the obligors on the promissory notes assigned 630,206 of the shares of Common Stock to Isaac Flombaum, making him a principal stockholder of the Company. Mr. Flombaum executed a promissory note payable to the Company in the principal amount of approximately $865,000, bearing interest at the rate of 8% per annum, and due and payable on or before February 23, 1998. The promissory notes executed by the initial obligors were cancelled. Further, Mr. Flombaum agreed to pay the additional sum of approximately $135,000 to the Company on the due date of the $865,000 promissory note, with interest accruing at the rate of ten percent (10%) per annum from February 23, 1999, as additional consideration for the Company's agreement to consent to the assignment of the 630,206 shares. The obligations owing to the Company by Mr. Flombaum are secured by the 570,206 shares of Common Stock, which currently are held in escrow. Through December 31, 1999, the Company had received payment of $76,800 of accrued interest on the promissory note in 1997 through the liquidation of 60,000 of the pledged shares. The Company did not receive any payments on the promissory notes in 1998 and 1999. The Company has agreed to extend the maturity date of the promissory notes through and including February 23, 2001. See "Security Ownership of Certain Beneficial Owners and Management."

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

A.       FINANCIAL STATEMENTS
--       --------------------

         Consolidated balance sheets of National Quality Care, Inc. and subsidiary as of December 31, 2000 and 1999, and the consolidated statements of income, stockholders' equity and cash flows for the years then ended.

B.       OTHER EXHIBITS
--       --------------

2.1 Agreement for Exchange of Stock, dated May 11, 1996, by and among Sargent, Inc., Los Angeles Community Dialysis, Inc., Victor Gura, M.D., Avraham H. Uncyk, M.D. and Ronald P. Lang, M.D.(1)

3.1      Restated Certificate of Incorporation(2)

3.2      Bylaws2

10.1 Employment Agreement between the Company and Victor Gura, M.D., April 12, 1996(3)

10.2     1996 Employee Compensation Stock Option Plan(4)

10.3     1996 Stock Option Plan(5)

10.4     1998 Stock Option Plan(6)

16.1 Letter re Change in Certifying Accountant of KMPG LLP, dated December 14, 1999(7)

23.1     Consent of Moss Adams LLP, dated April 19, 2001


-----------------------

1.       Filed as part of the Company's Current Report on Form 8-K dated May 24,
         1996.

2. Filed as part of the Company Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1996.

3. Filed as part of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

4. Filed as part of the Company's Registration Statement on Form S-8 dated April 6, 1996.

5. Filed as part of the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1996.

6. Filed as part of the Company's Registration Statement on Form S-8 dated March 5, 1999.

7. Filed as part of the Company's Current Report on Form 8-K dated December 21, 1999

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

                                            NATIONAL QUALITY CARE, INC.


         Dated:  April 30, 2001             By:  /s/ Victor Gura, M.D.
                                               ---------------------------------
                                                 Victor Gura, M.D.
                                                 Chief Executive Officer, Chief
                                                 Financial Officer and Director



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.


                                             NATIONAL QUALITY CARE, INC.


         Dated:  April 30, 2001              By:  /s/ Victor Gura, M.D.
                                                --------------------------------
                                                  Victor Gura, M.D.
                                                  Chief Executive Officer, Chief
                                                  Financial Officer and Director


         Dated:  April 30, 2001              By:  /s/ Ronald P. Lang, M.D.
                                                 -------------------------------
                                                  Ronald P. Lang, M.D.
                                                  Director



         Dated:  April 30, 2001              By:  /s/ Jose Spiwak, M.D.
                                                 -------------------------------
                                                  Jose Spiwak, M.D.
                                                  Director



         Dated:  April 30, 2001              By:  /s/ Melinda McIntyre-Kolpin
                                                 -------------------------------
                                                 Melinda McIntyre-Kolpin
                                                 Director

CONTENTS
--------------------------------------------------------------------------------



INDEPENDENT AUDITOR'S REPORT                                          F-1

FINANCIAL STATEMENTS
  Consolidated balance sheet                                          F-2
  Consolidated statements of income                                   F-3
  Consolidated statements of stockholders' equity                     F-4
  Consolidated statements of cash flows                               F-5
  Notes to consolidated financial statements                          F-6-F-18

                          INDEPENDENT AUDITOR'S REPORT




To the Stockholders and Board of Directors of National Quality Care, Inc.


We have audited the accompanying consolidated balance sheets of National Quality Care, Inc. and Subsidiary as of December 31, 1999 and 2000 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Quality Care, Inc. and Subsidiary as of December 31, 1999 and 2000, and the consolidated results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ MOSS ADAMS
------------------
MOSS ADAMS LLP


Los Angeles, California
March 5, 2001

--------------------------------------------------------------------------------
                                       F-1

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

DECEMBER 31,                                                                     1999          2000
-------------------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                 $    60,814    $     1,200
  Accounts receivable, net of allowance for doubtful accounts
       of $200,000 in 1999 and $96,000 in 2000                                  721,118      1,096,810
  Supplies inventory                                                            101,702         56,598
  Deferred income taxes                                                               -         60,000
  Other                                                                         104,410        110,374
                                                                            ------------   ------------
         Total current assets                                                   988,044      1,324,982

PROPERTY AND EQUIPMENT,  net                                                  2,601,096        520,549

PROPERTY HELD FOR SALE, net                                                           -      1,988,322

DEPOSITS AND OTHER                                                               41,741         38,118
                                                                            ------------   ------------

         Total assets                                                       $ 3,630,881    $ 3,871,971
                                                                            ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and cash overdraft                                       $   922,206    $ 1,172,993
  Accrued expenses                                                              305,806        330,144
  Notes payable and current portion of long-term debt                           387,528        262,546
                                                                            ------------   ------------

         Total current liabilities                                            1,615,540      1,765,683

LONG-TERM DEBT, net of current portion                                        1,910,788      1,790,515
                                                                            ------------   ------------

         Total liabilities                                                    3,526,328      3,556,198
                                                                            ------------   ------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 5,000,000 shares authorized;
      no shares issued and outstanding                                                -              -
   Common stock, $.01 par value, 50,000,000 shares authorized;
      9,889,878 shares issued and outstanding                                    98,898         98,898
   Additional paid-in capital                                                 2,177,657      2,177,657
   Receivables from stockholders, net                                          (266,703)      (266,359)
   Accumulated deficit                                                       (1,905,299)    (1,694,423)
                                                                            ------------   ------------

         Total stockholders' equity                                             104,553        315,773
                                                                            ------------   ------------

         Total liabilities and stockholders' equity                         $ 3,630,881    $ 3,871,971
                                                                            ============   ============

-------------------------------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                               F-2

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,                                   1999            2000
-----------------------------------------------------------------------------------
INCOME
   Medical service revenue                            $  4,073,030    $  4,304,248
   Rental income                                           271,700         271,700
                                                      -------------   -------------
        Total income                                     4,344,730       4,575,948

OPERATING EXPENSES
   Cost of medical services                              2,768,996       3,000,060
   Selling, general and administrative                   1,079,807       1,009,376
   Depreciation and amortization                           134,737         136,278
   Rental and other                                         73,689          80,096
                                                      -------------   -------------
        Total operating expenses                         4,057,229       4,225,810
                                                      -------------   -------------
        Income from operations                             287,501         350,138
                                                      -------------   -------------
OTHER INCOME (EXPENSE)
   Interest expense                                       (275,480)       (268,632)
   Interest income                                          18,783           4,700
   Other, net                                               10,842         (13,972)
                                                      -------------   -------------
        Total other expense                               (245,855)       (277,904)
                                                      -------------   -------------

        Income before provision for income
         taxes and extraordinary item                       41,646          72,234

INCOME TAX PROVISION (BENEFIT)                               1,600         (87,180)
                                                      -------------   -------------

        Income before extraordinary item                    40,046         159,414

EXTRAORDINARY ITEM
   Extraordinary item - Gain from extinguishment of
        debt (net of income taxes of $34,000)                    -          51,462
                                                      -------------   -------------
NET INCOME                                            $     40,046    $    210,876
                                                      =============   =============
BASIC AND DILUTED INCOME PER COMMON SHARE
   Income before extraordinary item                   $          -    $       0.02
   Extraordinary gain                                            -               -
                                                      -------------   -------------
   Basic and diluted income per share                 $          -    $       0.02
                                                      =============   =============
WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)              9,855,000       9,890,000
                                                      =============   =============
WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)            9,929,000      10,099,000
                                                      =============   =============

-----------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                       F-3

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 1999 AND 2000
------------------------------------------------------------------------------------------------------------------

                                      Common stock                      Receivables                     Total
                              --------------------------    Paid-in         from       Accumulated   Stockholders'
                                 Shares        Amount       Capital     stockholders     Deficit        Equity
                              ------------  ------------  ------------  ------------   ------------   ------------

BALANCE - DECEMBER 31, 1998     9,814,878   $    98,148   $ 2,163,407   $  (269,025)   $(1,945,345)   $    47,185
   Options exercised               75,000           750        14,250             -              -         15,000
   Changes in receivables
       from stockholders                -             -             -         2,322              -          2,322

   Net income                           -             -             -             -         40,046         40,046
                              ------------  ------------  ------------  ------------   ------------   ------------
BALANCE - DECEMBER 31, 1999     9,889,878        98,898     2,177,657      (266,703)    (1,905,299)       104,553
   Changes in receivables
       from stockholders                -             -             -           344              -            344

   Net income                           -             -             -             -        210,876        210,876
                              ------------  ------------  ------------  ------------   ------------   ------------

BALANCE - DECEMBER 31, 2000     9,889,878   $    98,898   $ 2,177,657   $  (266,359)   $(1,694,423)   $   315,773
                              ============  ============  ============  ============   ============   ============

------------------------------------------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                                    F-4

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                    1999         2000
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $  40,046    $ 210,876
  Adjustments to reconcile net income to net cash
      from operating activities:
    Depreciation and amortization                          179,361      180,376
    Allowance for doubtful accounts                         30,000     (104,000)
    Extraordinary item                                           -      (85,462)
    Deferred income taxes                                        -      (60,000)
    Changes in assets and liabilities:
      Accounts receivable                                  (99,764)    (271,692)
      Supplies inventory                                   (47,163)      45,104
      Other assets                                         (46,334)      (8,606)
      Accounts payable and cash overdraft                  151,185      289,248
      Accrued expenses                                      39,432       24,338
                                                         ----------   ----------
         Net cash provided by operating activities         246,763      220,182
                                                         ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                       (17,993)     (20,308)
  Changes in receivable from stockholder, net                2,322          344
                                                         ----------   ----------

         Net cash used by investing activities             (15,671)     (19,964)
                                                         ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash overdraft                                                 -       47,001
  Proceeds from short and long-term borrowings              75,000            -
  Repayment of short and long-term borrowings             (288,032)    (306,833)
  Proceeds from exercise of stock options                   15,000            -
                                                         ----------   ----------
         Net cash used by financing activities            (198,032)    (259,832)
                                                         ----------   ----------

NET INCREASE (DECREASE) IN CASH                             33,060      (59,614)
CASH, beginning of year                                     27,754       60,814
                                                         ----------   ----------

CASH, end of year                                        $  60,814    $   1,200
                                                         ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for
    Interest                                             $ 275,480    $ 268,632
                                                         ==========   ==========
    Income taxes                                         $   1,600    $   6,820
                                                         ==========   ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH
      INVESTING AND FINANCING ACTIVITIES:
  Equipment acquired under capital lease obligations     $  33,954       61,578
                                                         ==========   ==========
  Accounts payable converted into long-term
   promissory note                                       $ 227,539            -
                                                         ==========   ==========

--------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS

         National Quality Care, Inc. (the Company) provides dialysis services for patients suffering from chronic kidney failure through one dialysis clinic located in Los Angeles, California and for patients suffering acute kidney failure through a visiting nursing program contracted to several Los Angeles County hospitals. Payments for services is provided primarily by third-party payors including Medicare, Medi-Cal, commercial insurance companies and by the contracted hospitals. The Company also receives income from the lease of a hospital building to third party tenants.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of National Quality Care, Inc. and its wholly owned subsidiary, Los Angeles Community Dialysis, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

         CASH AND CASH EQUIVALENTS - For purposes of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates their fair market value.

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments at lease inception. Depreciation and amortization are provided using the straight-line method over the estimated useful lives, which range from 5 to 30 years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the consolidated statements of operations, if and when incurred.

         ACCOUNTS RECEIVABLE AND ALLOWANCES - Accounts receivable are stated at gross amounts billed, less contractual and estimated allowances. A significant portion of the Company's accounts receivable involve third-party payors. The collection cycle on accounts receivable from continuing operations extends up to 12 months.

         LONG-TERM ASSETS - Included in long-term assets is approximately $63,000 in loan fees and closing costs related to the purchase of land and building. The fees are being amortized on a straight-line basis over ten years. During 1999, the Company wrote off approximately $8,400 related to the refinance of this property, which has been included in amortization expense. Total amortization expense for the year ended December 31, 1999 and 2000 was $14,709 and $6,265, respectively.

--------------------------------------------------------------------------------
                                       F-6

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         REVENUE RECOGNITION - Medical service revenue is recognized in the period the service is performed. The amount of revenue is based on the Company's established billing rates less allowances and discounts principally for patients covered by Medicare, Medi-Cal and other contractual programs. Payments under these programs are based on either predetermined rates or the costs of services. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. These contractual allowances and discounts are reduced from accounts receivable in the accompanying consolidated balance sheets.

         The Medicare and Medi-Cal programs, which are the largest payors for services rendered by the Company, combined to account for approximately 63% of the Company's net revenues for each of the years ended December 31, 1999 and 2000. The Company is a party to nonexclusive agreements with certain third-party payors and termination of such third-party agreements could have an adverse effect on the Company.

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

         STOCK OPTIONS - As permitted by Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation" the Company continues to apply Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its option plans. Under SFAS 123, a fair value method is used to determine compensation cost for stock options or similar equity instruments. Compensation is measured at the grant date and is recognized over the service or vesting period. Under APB 25, compensation cost is the excess, if any, of the quoted market price of the stock at the measurement date over the amount that must be paid to acquire the stock. SFAS 123 allows the Company to continue to account for stock-based compensation under APB 25, with disclosure of the effects of the standard. The proforma effect on income as if the Company had adopted SFAS 123 is disclosed in Note 7.

--------------------------------------------------------------------------------
                                       F-7

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the nature of the item and their short maturities. The amounts shown for long-term debt also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

         EARNINGS PER SHARE - Earnings per share are based upon the weighted average number of shares of common stock and common stock equivalents outstanding. In 1999 and 2000, the Company has included 761,000 and 1,087,500, respectively, of options and warrants in the calculation of dilutive earnings per share. Common stock equivalents, which are exercisable into 5,599,000 and 5,573,000 shares of common stock at December 31, 1999 and 2000, respectively, have been excluded because their effect would be antidilutive. However, these instruments could potentially dilute earnings per share in future years.

         NEW ACCOUNTING PRONOUNCEMENTS - During 2000, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 136 ("Transfers of Assets to Not-for-Profit Organizations of Charitable Trust That Raise or Holds Contributions for Others"), No. 137 ("Accounting for Derivative Instruments and Hedging Activities"), No. 138 ("Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment to FASB Statement No. 133"), No. 139 ("Rescission of FASB Statement No. 53 Financial Reporting by Producers and Distributors of Motion Picture Films and amendments to FASB Statements No. 63, 89, and 121"), and No. 140 ("Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a replacement of FASB Statement No. 125") which are effective for fiscal 2000. Management believes these pronouncements do not have a material effect on the Company's financial statements or disclosures.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment and accumulated depreciation and amortization as of December 31, 1999 and 2000 are:

                                                        1999             2000
                                                   ------------     ------------
Land                                               $   855,897      $         -
Building                                             1,338,710                -
Medical equipment                                      612,764          680,856
Office equipment, furniture and fixtures                65,795           79,589
Leasehold improvements                                 158,372          158,372
                                                   ------------     ------------
                                                     3,031,538          918,817
Accumulated depreciation and amortization             (430,442)        (398,268)
                                                   ------------     ------------
                                                   $ 2,601,096      $   520,549
                                                   ============     ============

--------------------------------------------------------------------------------
                                       F-8

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3 - PROPERTY AND EQUIPMENT (Continued)

         At December 31, 2000 the Company is actively pursuing the sale of a building and associated land with a total cost of $2,194,607 and accumulated depreciation of $206,285. This property is currently being leased to a third party. The Company continues to depreciate the asset and generate revenue from the leasing activities.

         Depreciation and amortization expense on property and equipment for the years ended December 31, 1999 and 2000 were $164,651 and $174,111, respectively of which $44,624 is included in rental and other expense in the statement of operations. Medical equipment includes $505,084 and $566,671 of equipment under capital lease as of December 31, 1999 and 2000, with accumulated depreciation of $168,415 and $255,184, respectively.

         During 1999, the Company wrote off $235,100 of fully depreciated medical equipment.

NOTE 4 - LEASE RECEIVABLE

         The Company entered into a purchase and leaseback arrangement for $75,000 of equipment with a shareholder affiliate, financing such equipment through a third party. The transaction resulted in a receivable from the shareholder affiliate replacing a portion of the note receivable from that affiliate and an identical capital lease liability to the third party (See Note
8). The receivable is recorded in stockholder's equity in 1999 and 2000. The shareholder affiliate has been in default on the lease receivable during 2000. The full amount of unpaid principal and interest has been included in amounts due in 2001. The Company has not recorded interest on this lease receivable during 2000.

         Minimum payments under the capital lease receivable is as follows:

                  2001                                        $        61,008
                  2002                                                 30,504
                  2003                                                 30,504
                  2004                                                  2,542
                                                              ----------------

         Total minimum payments                                       124,558
         Amount representing interest at 36%                          (57,651)
                                                              ----------------

         Present value of net minimum lease payments          $        66,907
                                                              ================

--------------------------------------------------------------------------------
                                       F-9

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

----------------------------------------------------------------------------------------------------------------

NOTE 5 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

         Notes payable, long-term debt and capital lease obligations at December
31, 1999 and 2000 consist of the following:

                                                                                         1999           2000
                                                                                     ------------   ------------
Notes payable in monthly installments of $17,740 including interest at prime plus 2% (11.5% at December 31, 2000) per annum through May 2006 and May 2021, collateralized by land, building and equipment and assignment of a $2,000,000
   life insurance on and guarantees by two major stockholders                        $ 1,683,495    $ 1,660,839

Term loan, due on demand and if no demand is made, due in monthly installments of $1,667 plus interest at 1.5% over the bank's index rate (11% at December
   31, 2000), final installment due on April 30, 2003, secured by accounts
   receivable and personal guarantees by two major stockholders.                          66,660         51,657

Term loan, due on demand and if no demand is made, due in installments of $2,229 plus interest at 1.5% over the bank's prime rate (11% at December 31, 2000), final installment due on April 30, 2001, secured by accounts receivable
   and personal guarantees by two major stockholders.                                     33,721          4,639

Note payable, due in monthly installments of $858 including
   interest at 10%, balance due August 2000, secured by equipment.                         6,616              -

Note payable, due in monthly installments of $10,000 plus
   interest at 15%, balance due December 2000                                            117,540              -

Capitalized lease obligations, aggregate monthly installments of $8,405, including interest at 10%-23%, due October 2002 through January 2004,
   collateralized by equipment                                                           229,480        156,828

Capitalized lease obligations, due in monthly
   installments of $3,488 including interest at 12%, due
   December 2001, collateralized by equipment                                             95,612         66,063

Capitalized lease obligations, due in monthly
   installments of $1,253 including interest at 12%, due
   December 2005, collateralized by equipment                                                  -         56,429

Capitalized lease obligations, due in monthly installments
   of $2,542 including interest at 36%, due January 2004,
   collateralized by equipment                                                            65,192         56,606
                                                                                     ------------   ------------
                                                                                       2,298,316      2,053,061
Less current portion                                                                    (387,528)      (262,546)
                                                                                     ------------   ------------
Long-term debt                                                                       $ 1,910,788    $ 1,790,515
                                                                                     ============   ============

----------------------------------------------------------------------------------------------------------------

                                                      F-10

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 5 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES (Continued)

         Annual principal maturities of long-term obligations, exclusive of capital leases, for future years ending December 31, are:

                 2001                                  $         96,382
                 2002                                            34,517
                 2003                                            43,575
                 2004                                            48,378
                 2005                                            53,709
                 Thereafter                                   1,440,574
                                                       -----------------

                                                       $      1,717,135
                                                       =================

         Minimum lease payments under capital leases for future years ending December 31, are:

                  2001                                 $        214,135
                  2002                                          123,788
                  2003                                           50,580
                  2004                                           17,583
                  2005                                           15,453
                                                       -----------------

         Total minimum payments                                 421,539
         Amount representing interest at 10% to 36%             (85,613)
                                                       -----------------

         Present value of net minimum lease payments            335,926

         Current portion                                       (166,164)
                                                       -----------------

                  Long-term portion                    $        169,762
                                                       =================


         The Company's term loans have a financial covenant which requires net income on a quarterly basis. The Company was not in compliance with this covenant at December 31, 2000. The total outstanding balance under these term loans was $56,296 at December 31, 2000.

--------------------------------------------------------------------------------
                                      F-11

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 6 - INCOME TAXES

         Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and tax reporting purposes. At December 31, 1999 and 2000, the Company's deferred tax assets are comprised of the following items:

                                                       1999             2000
                                                   ------------     ------------
DEFERRED TAX ASSETS
     Net operating loss carryforward               $ 1,738,000      $ 1,734,000
     Note receivable reserve                           288,000          288,000
     Intangible assets                                  34,000           13,000
     Other                                              80,000           43,000
                                                   ------------     ------------

                                                     2,140,000        2,078,000
     Valuation allowance                            (2,140,000)      (2,018,000)
                                                   ------------     ------------
NET DEFERRED TAX ASSET                             $         -      $    60,000
                                                   ============     ============

         The valuation allowance of $2,140,000 and $2,018,000 at December 31, 1999 and 2000, respectively, represents an increase and decrease of $25,000 and $122,000, respectively, over the preceding year.

         The current income tax provision is made up of the following at December 31,:

                                                      1999              2000
                                                   ------------     ------------
Current tax provision
      Federal                                      $         -      $         -
      State                                              1,600            6,820
                                                   ------------     ------------
                                                         1,600            6,820
Change in deferred taxes                                     -          (94,000)
                                                   ------------     ------------
                                                   $     1,600      $   (87,180)
                                                   ============     ============

--------------------------------------------------------------------------------
                                      F-12

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 6 - INCOME TAXES (CONTINUED)

         A reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31, 1999 and 2000 are as follows:

                                                          December 31,
                                                   -----------------------------
                                                      1999              2000
                                                   ------------     ------------

Federal tax expense                                $    14,300      $    24,600
State tax expense, net of federal tax benefit            2,400            4,000
Change in valuation allowance on deferred taxes              -          (60,000)
Utilization of net operating loss carryforwards        (12,900)         (62,000)
Other, net                                              (2,200)           6,220
                                                   ------------     ------------
                                                   $     1,600      $   (87,180)
                                                   ============     ============

         At December 31, 2000, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $5,000,000 and $600,000, respectively, which for federal purposes are available to offset future taxable income, if any, through 2019. The federal net operating loss carryforwards include $3,700,000 which are limited by the separate return year limitations of IRC Section 1502; however, the annual effects of such limitations have not been determined.

NOTE 7 - STOCK-BASED COMPENSATION

         The Company has granted options and warrants to acquire stock under two plans and various other grants made directly to certain parties for incentive compensation and as compensation for services rendered. As of December 31, 2000, approximately 4,293,000 shares of stock have been authorized for issuance under these arrangements and substantially all instruments authorized have been issued. The vesting requirements and the terms of the options vary widely based on the specific plan or grant. Stock options granted to date expire between two and six years after the original date of grant and vest at date of grant, with the exception of 500,000 warrants, which are exercisable after the Company reaches certain performance measures.

         In addition, options to acquire 4,210,644 shares of common stock, at an exercise price of $3.50 per share, will be issued to certain stockholders in the event the Company meets certain financial conditions based on the results of operations of the Company during the fiscal year ending December 31, 2001. The shares will be issued in the event that the annual pretax earnings from operations of the Company shall equal or exceed $2,000,000.

--------------------------------------------------------------------------------
                                      F-13

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7 - STOCK-BASED COMPENSATION (CONTINUED)

         Activity in the Company's stock option and warrant arrangements are as follows:

                                                        Outstanding Options
                                                   ----------------------------
                                                      Number      Exercise Price
                                                   -----------     ------------

Balance, December 31, 1998                          1,884,000      $      1.52
Granted                                               365,000      $      0.20
Exercised                                            (100,000)     $      0.41
                                                   -----------

Balance, December 31, 1999                          2,149,000      $      1.39
Granted and reissued options                        1,088,000      $      0.10
Exercised, expired and canceled                      (787,000)     $      0.33
                                                   -----------

Balance, December 31, 2000                          2,450,000      $      1.16
                                                   ===========

         The following summarizes information about stock options outstanding at December 31, 2000:

                                     Outstanding Options
                    ----------------------------------------------------------
 Range of exercise     Number          Weighted average       Weighted average
      prices         outstanding  remaining contractual life   exercise price
------------------  ------------  --------------------------  ----------------

   $ .10 - $1.00      1,661,000          3.5 years                 $ 0.40
   $1.01 - $3.50        789,000          2.0 years                 $ 2.74
                    ------------
                      2,450,000          3.0 years                 $ 1.16
                    ============

--------------------------------------------------------------------------------
                                      F-14

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7 - STOCK-BASED COMPENSATION (CONTINUED)

         Had compensation cost for the Company's options granted been determined consistent with SFAS 123, the Company's net loss and loss per share would be affected as follows:

                                                         1999          2000
                                                     -----------   ------------

Net income (loss)
      As reported                                    $   40,046    $   210,876
                                                     ===========   ============
      Pro Forma                                      $  (15,867)   $   168,846
                                                     ===========   ============

Basic and diluted earnings per share
      As reported                                    $        -    $       .02
                                                     ===========   ============
      Pro Forma                                      $        -    $       .02
                                                     ===========   ============

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

                       Risk-free                    Expected       Expected
       December 31,  interest rate  Expected life   volatility     dividends
      -------------  -------------  -------------  -------------  -------------

          1999            5%           5 years          99%             0%
          2000           6.3%          5 years         153%             0%

--------------------------------------------------------------------------------
                                      F-15

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 8 - RELATED PARTY TRANSACTIONS

         The Company has an 8% unsecured demand note receivable from a stockholder due March 2000. During 1999, the Company transferred $75,000 of the note receivable to a separate note in connection with a purchase and leaseback transaction, which is further discussed in Note 4. The outstanding balance of $57,006 and $56,662 has been recorded as an offset to stockholders' equity at December 31, 1999 and 2000, respectively. Interest of $5,771 and $344 was accrued on the outstanding balance in 1999 and 2000, respectively. The separate $75,000 note created in this transaction earns interest at 36%, which corresponds with the rate implicit in the Company's lease obligation on the equipment. The December 31, 1999 and 2000 balance of $66,907 is recorded as an offset to stockholders' equity. No payments were made by the stockholder on this note receivable during 2000. The stockholder is in default on both note agreements at December 31, 2000.

         The Company has two non-interest bearing notes resulting from the sale of property and equipment to a former affiliate in 1996. The notes, secured by 570,000 shares of the Company's common stock, were due but not paid in February 1999. The notes were further extended through February 2000. The Company has provided for a valuation allowance of $719,000 against the $861,790 note. The note has been recorded as an offset to stockholders' equity. In March 2001, the shareholder was negotiating with the Company for a further extension on the note through February 2002.


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

                  2001                                 $        177,705
                  2002                                          166,645
                  2003                                          155,584
                  2004                                          155,584
                  2005                                          145,728
                  Thereafter                                    206,448
                                                       -----------------
                                                       $      1,007,694
                                                       =================

         Total rent expense, including equipment rentals, for the years ended December 31, 1999 and 2000 amounted to approximately $256,000 and $249,000, respectively.

--------------------------------------------------------------------------------
                                      F-16

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         LEASE AND SUBLEASE AGREEMENTS - The Company leases land and a building with a cost of approximately $2,195,000 under a 30-year master lease to a third party who is responsible for paying expenses and servicing the debt associated with the property. The master lease stipulates the rent through 2005 will be $22,642 per month. If ongoing building expenses and debt servicing payments are less than the stipulated rent, then the difference is reflected as a receivable from the tenant. This receivable is included in other assets and was $64,095 and $52,587 at December 31, 1999 and 2000, respectively.


NOTE 10 - EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) profit sharing plan that covers substantially all employees who meet the eligibility requirements of the plan. Contributions to the plan are made at the discretion of management and were $2,669 and $3,697 for 1999 and 2000, respectively.


NOTE 11 - MALPRACTICE INSURANCE

         The Company and physicians employed by the Company are insured by American Healthcare Indemnity. The Company's financial obligation is limited to its premiums for malpractice insurance coverage. American Healthcare Indemnity provides claims-based malpractice insurance coverage which covers only asserted malpractice claims within policy limits. The Company purchases tail insurance coverage when necessary and includes the cost of the premiums in the year the tail is purchased. Management does not believe there are material uninsured malpractice costs at December 31, 1999 and 2000.

NOTE 12 - SEGMENT INFORMATION

         Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The operating segments are managed separately because each operating segment represents a strategic business unit whose function and purpose differ from the other segments.

--------------------------------------------------------------------------------
                                      F-17

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 12 - SEGMENT INFORMATION (CONTINUED)

         The Company's reportable operating segments include medical services and property leasing. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

                                        Medical        Property
      December 31, 1999                 Services        Leasing        Total
-----------------------------         ------------   ------------   ------------

Total income                          $ 4,073,030    $   271,700    $ 4,344,730
Operating income                      $    89,490    $   198,011    $   287,501
Property and equipment, net           $   568,150    $ 2,032,946    $ 2,601,096
Interest expense                      $   104,956    $   170,524    $   275,480

      December 31, 2000
-----------------------------

Total income                          $ 4,304,248    $   271,700    $ 4,575,948
Operating income                      $   158,534    $   191,604    $   350,138
Property and equipment, net           $   520,549    $         -    $   520,549
Assets held for sale, net             $         -    $ 1,988,322    $ 1,988,322
Interest expense                      $    82,485    $   186,147    $   268,632

--------------------------------------------------------------------------------
                                      F-18