Form 10QSB
period 2001-03-31
NATIONAL QUALITY CARE INC
filed 2001-05-15
CIK 872544

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



                       For the Quarter Ended March 31,2001

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

                                  (310)280-2758
                               (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES _X_ NO ___

                The number of shares of common stock outstanding
                        as of May 10, 2001 is 9,914,878 .

                           National Quality Care, Inc.

                                Table of Contents


                                                                          Page

Part I.   Financial Information                                              3

          Item 1.     Financial Statements

                      Consolidated  Balance Sheets as of
                      March 31, 2001 and December 31, 2000                   4

                      Consolidated  Income Statements for the Three
                      Months Ended March 31, 2001 and 2000                   5

                      Consolidated  Statements of Cash Flows for the
                      Three Months Ended March 31, 2001 and  2000            6

                      Notes to Consolidated Condensed Financial Statements   7

          Item 2.     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations          7

Part II.  Other Information

          Item 1.     Legal Preceedings                                     11

          Item 2.     Changes in Securities and Use of Proceeds             11

          Item 3.     Defaults Under Senior Securities                      11

          Item 4.     Submission of Matters to a Vote of Security Holders   11

          Item 5.     Other Information                                     11

          Item 6.     Exhibits and Reports on Form 8-K                      11

Signatures                                                                  12

                         PART 1 - FINANCIAL INFORMATION



Item 1. FINANCIAL STATEMENTS
        --------------------


                                                 NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                                                                  CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------
                                     ASSETS
                                                                    March 31,    December 31,
                                                                      2001           2000
                                                                  ------------   ------------
                                                                   (Unaudited)   (Derived from
                                                                               audited balances)
CURRENT ASSETS
  Cash and cash equivalents                                       $     5,209    $     1,200
  Accounts receivable, net of allowance for
    doubtful accounts of $96,000                                    1,135,100      1,096,810
  Supplies inventory                                                   46,103         56,598
  Deferred income taxes                                                60,000         60,000
  Other                                                               137,383        110,374
                                                                  ------------   ------------
      Total current assets                                          1,383,795      1,324,982

PROPERTY AND EQUIPMENT, net                                           503,411        520,549
PROPERTY HELD FOR SALE, net                                         1,977,166      1,988,322
DEPOSITS AND OTHER LONG-TERM ASSETS                                    33,365         38,118
                                                                  ------------   ------------
      Total assets                                                $ 3,897,737    $ 3,871,971
                                                                  ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and cash overdraft                             $ 1,041,525    $ 1,172,993
  Accrued expenses                                                    259,496        330,144
  Notes payable and current portion of long-term debt                 471,077        262,546
                                                                  ------------   ------------
      Total current liabilities                                     1,772,098      1,765,683
LONG-TERM DEBT, NET OF CURRENT PORTION                              1,793,291      1,790,515
                                                                  ------------   ------------
      Total liabilities                                             3,565,389      3,556,198
                                                                  ------------   ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 5,000,000 shares authorized;
    no shares issued and outstanding                                        -              -
  Common stock, $.01 par value, 50,000,000 shares authorized;
    9,914,878 and 9,889,878 shares issued and outstanding
    at March 31, 2001 and December 31, 2000, respectively              99,148         98,898
  Additional paid-in capital                                        2,180,657      2,177,657
  Receivables from stockholders, net                                 (266,359)      (266,359)
  Accumulated deficit                                              (1,681,098)    (1,694,423)
                                                                  ------------   ------------
      Total stockholders' equity                                      332,348        315,773
                                                                  ------------   ------------
      Total liabilities and stockholders' equity                  $ 3,897,737    $ 3,871,971
                                                                  ============   ============

    The accompanying notes are an integral part of these financial statements


                                    NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                                      CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
                                                        Three months ended
                                                            March 31,
                                                 -------------------------------

                                                      2001             2000
                                                 --------------   --------------

REVENUE
    Medical services and tuition                 $   1,039,417    $     973,095
    Property rental                                     67,925           67,925
                                                 --------------   --------------

            Total revenue                            1,107,342        1,041,020
                                                 --------------   --------------

OPERATING EXPENSES
    Cost of medical services                           678,426          687,870
    Selling, general and administrative                273,772          209,254
    Depreciation and amortization                       34,867           32,743
    Property rental expense and depreciation            20,558           18,422
                                                 --------------   --------------

            Total operating expenses                 1,007,623          948,289
                                                 --------------   --------------
            Income from operations                      99,719           92,731
                                                 --------------   --------------
OTHER INCOME (EXPENSE)
    Interest expense                                   (61,943)         (68,268)
    Interest income                                         11            1,154
    Other expense, net                                 (19,439)          (1,398)
                                                 --------------   --------------
      Total other expense                              (81,371)         (68,512)
                                                 --------------   --------------

      Income before income taxes                        18,348           24,219

PROVISION FOR INCOME TAXES                               5,023            1,600
                                                 --------------   --------------

NET INCOME                                       $      13,325    $      22,619
                                                 ==============   ==============

BASIC AND DILUTED INCOME PER SHARE               $           -    $           -
                                                 ==============   ==============

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC                                          9,904,000        9,890,000
                                                 ==============   ==============
      DILUTED                                        9,904,000       10,245,000
                                                 ==============   ==============

    The accompanying notes are an integral part of these financial statements

                                        5

                                                                      NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                              FOR THE THREE MONTHS ENDED MARCH 31,
------------------------------------------------------------------------------------------------------------------

                                                                                        2001             2000
                                                                                   --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                    $      13,325    $      22,619
     Adjustments to reconcile net income to net cash
         provided in operating activities:
         Depreciation and amortization                                                    46,023           42,333
         Issuance of common stock for services                                             3,250                -
         Changes in assets and liabilities:
              Accounts receivable                                                        (38,290)         129,502
              Supplies inventory                                                          10,495           34,115
              Other assets                                                               (23,821)         (23,775)
              Accounts payable                                                            98,344          (36,514)
              Accrued expenses                                                           (10,804)         (56,846)
                                                                                   --------------   --------------
                      Net cash provided by operating activities                           98,522          111,434
                                                                                   --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Changes in receivable from stockholder, net                                               -           (1,145)
     Purchase of Equipment                                                               (16,164)         (11,831)
                                                                                   --------------   --------------
                      Net cash used by investing activities                              (16,164)         (12,976)
                                                                                   --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Cash overdraft                                                                       11,731                -
     Repayment of short and long-term borrowings                                         (90,080)         (75,440)
                                                                                   --------------   --------------
                      Net cash used by financing activities                              (78,349)         (75,440)
                                                                                   --------------   --------------

NET INCREASE IN CASH                                                                       4,009           23,018
CASH, beginning of period                                                                  1,200           60,814
                                                                                   --------------   --------------
CASH, end of period                                                                $       5,209           83,832
                                                                                   ==============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for
         Interest                                                                  $      61,943    $      68,268
         Income taxes                                                              $       5,023    $           -
     Non-cash investing and financing activities:
         Conversion of accounts payable and accrued liabilities
            to notes payable                                                       $     301,387    $           -
         Interest receivable from stockholder accrued but not received             $           -    $       1,145

                   The accompanying notes are an integral part of these financial statements

                                                       6

                           NATIONAL QUALITY CARE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001

(1) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of Management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included in the interim period. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

(2) PRINCIPLES OF CONSOLIDATION

         The Consolidated financial statements include the accounts of National Quality Care, Inc. and its wholly owned subsidiaries, Los Angeles Community Dialysis, Inc. and American Institute of Renal Technology.

(3) NOTES PAYABLE

         The Company converted $301,387 of certain accounts payable and accrued expenses with two major vendors into notes payable. One note bears interest at 10% with monthly payments of $9,000 plus interest through April 2002. The other note bears interest at 12% with monthly payments of $10,000 plus interest through May 2002 with a final payment of $25,000 in June 2002.



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

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

OVERVIEW OF PRESENTATION.

         Since approximately May 1996, the focus of the Company's principal business operation has been to provide high-quality integrated dialysis services for patients suffering from End Stage Renal Disease ("ESRD").

         The Company conducts its business through its wholly-owned operating subsidiaries, Los Angeles Community Dialysis, Inc. and American Institute of Renal Technology. For purposes of clarity in this section, the term "Company" reflects the financial condition and results of operations of Los Angeles Community Dialysis, Inc., American Institute of Renal Technology and the operations of the parent holding company.

GENERAL
         During the three months ended March 31, 2001, the Company started a wholly-owned subsidiary, American Institute of Renal Technology, which is a school that trains nurses and technicians in the field of hemodialysis and promotes continuing education and knowledge of nephrology to patient care personnel. Management believes there will be certain economic benefits in the opening the school due to the need for trained personnel in this industry.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31,
2000
         Total revenue for the three months ended March 31, 2001 increased approximately 6.4% to $1,107,342 from $1,041,020 for the three months ended March 31, 2000. Medical service revenue for the three months ended March 31, 2001 increased approximately 6.5% to $1,036,417 from $973,095 for the three months ended March 31, 2001. This increase resulted from growth in the inpatient and outpatient volume. Tuition revenue from the school was $3,000 for the three months ended March 31, 2001. The school started its first session of classes in March, 2001.

         Total operating expenses for the three months ended March 31, 2001 increased 6.3% to $1,007,623 from $948,289 for the three months ended March 31, 2000. Total operating expenses include (i) Cost of medical services, (ii) Selling, general and administrative expenses, and (iii) Property rental expenses, as follows:

         Cost of medical services for the three months ended March 31, 2001 decreased 1.4% to $678,426 from $687,870 for the three months ended March 31, 2000. Cost of medical services primarily consists of two (2) categories: (i) Medical services and supplies, and (ii) Outside services.

         Medical services and supplies for the three months ended March 31, 2001 decreased approximately 5.8% to $557,923 from $592,542 for the three months ended March 31, 2000. The decrease was primarily due to the change of suppliers that resulted in lowering prices on drugs and medications and reduced prescriptions of drugs and medications, which was offset by increased payroll costs resulting from increased business volume.

         Outside services for the three months ended March 31, 2001 increased 26.4% to $120,503 from $95,328 for the three months ended March 31, 2000. This increase was directly attributable to the increased volume of outpatient services.

         Selling, general and administrative expenses during the three months ended March 31, 2001 increased 30.8%to $273,772 from $209,254 during the three months ended March 31, 2000. This increase is primarily due to the operating expenses and the start- up costs of the American Institute of Renal Technology, which was opened during this period in the amount of $25,420; increase in computer services of $10,500 in connection with the Company's upgrade of its patient information system; increase in rent of $7,000 for the office space, leased to build a second dialysis facility; and miscellaneous expenses of $21,600.

         Depreciation and amortization expense during the three months ended March 31, 2001 slightly increased to $34,867 from $32,742 during the three months ended March 31, 2000. This increase in expenses is a result of capitalized medical equipment leases.

         Other expenses increased from $68,512 to $81,371 for the three months ended March 31, 2000 and March 31, 2001, respectively. The primary reason for this was due to an increase in interest expense and other charges relating to capital lease obligations, finance charges, and notes.

         As a result of the foregoing, the Company generated income of $13,325 during the three months ended March 31, 2001, as compared to a net income of $22,619 during the three months ended March 31, 2000. The Company experienced income from operations during the three months ended March 31, 2001 of $99,719 compared to an income from operations of $92,731 during the three months ended March 31, 2000. Management believes that income from operations primarily resulted from an increase in inpatient and outpatient services and from the streamlining of operations.

         As of December 31, 2000, the Company had net operating loss carryforwards totaling approximately $5,000,000 and $700,000 for Federal and State income tax purposes, respectively.

         LIQUIDITY AND CAPITAL RESOURCES. At March 31, 2001, the ratio of current assets to current liabilities was .78 to 1.00 compared to .75 to 1.00 at December 31, 2000.

         The Company's cash flow needs for the three months ended March 31, 2001 were primarily provided from operations. The Company had a working capital deficit of approximately $388,303 at March 31, 2001. The working capital deficit at December 31, 2000 was approximately $440,700.

         Cash and cash equivalents were $5,209 as of March 31, 2001, as compared to $1,200 as of December 31, 2000In the first quarter of 2001, the Company was able to successfully negotiate the conversion of $301,387 in certain accounts payable and accrued liabilities with two major vendors to long term debt.

         As of March 31, 2001, the Company had long-term borrowings in the aggregate amount of $2,264,368, the current portion of which was $471,077. As of December 31, 2000, the Company had aggregate long-term borrowings of $2,053,061. The increase in long-term borrowing is a direct result of the conversion of certain accounts payable and accrued liabilities offset by the continual repayment of various long-term debt.

         On May 14, 2001 the Company obtained a $150,000 working line of credit due in full on November 14, 2002, and a $200,000 construction term loan due on May 14, 2006 with monthly principal payments. Both loans are at interest rate of Prime plus 1.25%, currently at 8 3/4%.

         As of March 31, 2001 the Company had plans for the sale of a building and associated land with a total cost of $2,194,607 and accumulated depreciation of $217,441. The Company has no agreements or commitments relating to the sale of the property and there can be no assurances that the Company will be able to sell the property. This property is currently being leased to a third party. The Company continues to depreciate the asset and generate revenue from the leasing activities.

         As of March 31, 2001, the Company had a note receivable including accrued interest in the amount of $56,662 from Medipace Medical Group, Inc., an affiliate of two of the Company's four (4) directors and largest stockholders, bearing interest at the rate of 8% PER ANNUM, and a lease receivable of $66,907 from the same group. Medipace is in default on both of these obligations.

         The Company has two non-interest bearing notes resulting from the sale of property and equipment to a former affiliate in 1996. The notes, secured by 570,000 shares of the Company's common stock were due but not paid in February2001. The notes were further extended through February, 2002. The Company has provided for a valuation allowance of $719,000 against the note. The note has been recorded as an offset to stockholders' equity.

         The Company's current business plan includes a strategy to expand as a provider of dialysis services through the development of new dialysis facilities and the acquisition of additional facilities and other strategically related health care services in selected markets. The market for such acquisition prospects is highly competitive, and management expects that certain potential acquirers will have significantly greater capital than the Company.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PRECEEDINGS
         Reference is made to item 3, Legal Proceedings, in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 for descriptions of the Company's Legal proceedings.



ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

        Not applicable

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
        Not applicable

ITEM 5. OTHER INFORMATION

        Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Reports on Form 8-K
                 Not applicable

        (b)      Exhibit
                 Not applicable

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the dates indicated.


Dated:  May ___2001                              NATIONAL QUALITY CARE, INC.



                                                 By: /s/ Victor Gura
                                                     ---------------------------
                                                     Victor Gura
                                                     Chief Executive Officer,
                                                     Chief Financial Officer
                                                     and Director