Form 10QSB
period 2001-06-30
NATIONAL QUALITY CARE INC
filed 2001-08-14
CIK 872544

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

                       For the Quarter Ended June 30, 2001

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

                                 YES _X_ NO ___

     The number of shares of Common Stock outstanding as of August 10, 2001 was 9,939,878.

                           National Quality Care, Inc.

                                Table of Contents

                                                                            Page

art I.   Financial Information                                                3

         Item 1.     Financial Statements

                     Consolidated  Balance Sheets as of
                     June 30, 2001 and December 31, 2000                      4

                     Consolidated Statements of operations for the Three
                     and Six Months Ended June 30, 2001 and 2000              5

                     Consolidated  Statements of Cash Flows for the
                     Three and six Months Ended June 30, 2001 and 2000        6

                      Notes to Consolidated Condensed Financial Statements    7

          Item 2.     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations           8

Part II.  Other Information

          Item 1.     Legal Preceedings                                       11

          Item 2.     Changes in Securities and Use of Proceeds               11

          Item 3.     Defaults Under Senior Securities                        11

          Item 4.     Submission of Matters to a Vote of Security Holders     11

          Item 5.     Other Information                                       11

          Item 6.     Exhibits and Reports on Form 8-K                        11

Signatures                                                                    12


                         PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
----------------------------

                                       3






                                                      NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                                                                       CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------

                                     ASSETS
                                                                      June 30,        December 31,
                                                                        2001              2000
                                                                    ------------      ------------
                                                                      (Unaudited)    (Derived from
                                                                                    audited balances)
CURRENT ASSETS
   Cash and cash equivalents                                        $    14,262       $     1,200
   Accounts receivable, net of allowance for
       doubtful accounts of $135,000 and $96,000 at June 30, 2001
       and December 31, 2000 respectively                             1,096,866         1,096,810
   Supplies inventory                                                    83,728            56,598
   Deferred income taxes                                                 60,000            60,000

   Other                                                                144,545           110,374
                                                                    ------------      ------------
        Total current assets                                          1,399,401         1,324,982

  PROPERTY AND EQUIPMENT, NET                                           470,246           520,549
  PROPERTY HELD FOR SALE, NET                                         1,966,010         1,988,322
  DEPOSITS AND OTHER LONG-TERM ASSETS                                    92,603            38,118
                                                                    ------------      ------------
        Total assets                                                $ 3,928,260       $ 3,871,971
                                                                    ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and cash overdraft                              $   920,212       $ 1,172,993
   Accrued expenses                                                     351,324           330,144
   Notes payable and current portion of long-term debt                  587,123           262,546
                                                                    ------------      ------------
        Total current liabilities                                     1,858,659         1,765,683
LONG-TERM DEBT, NET OF CURRENT PORTION                                1,923,698         1,790,515
                                                                    ------------      ------------
        Total liabilities                                             3,782,357         3,556,198
                                                                    ------------      ------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 5,000,000 shares authorized;
       no shares issued and outstanding                                       -                 -
   Common stock, $.01 par value, 50,000,000 shares authorized;
       9,939,878 and 9,889,878 shares issued and outstanding
       at June 30, 2001 and December 31, 2000, respectively              99,399            98,898
   Additional paid-in capital                                         2,182,906         2,177,657
   Receivables from stockholders, net                                  (266,359)         (266,359)
   Accumulated deficit                                               (1,870,043)       (1,694,423)
                                                                    ------------      ------------
        Total stockholders' equity                                      145,903           315,773
                                                                    ------------      ------------
        Total liabilities and stockholders' equity                  $ 3,928,260       $ 3,871,971
                                                                    ============      ============

The accompanying notes are an integral part of these financial statements


                                                                    NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                                                                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------

                                                       Three months ended                Six months ended
                                                           June 30,                          June 30,
                                                 -----------------------------    ------------------------------

                                                     2001             2000            2001              2000
                                                -------------    -------------    -------------    -------------
REVENUE
    Medical services and tuition                $  1,039,560     $  1,113,146     $  2,078,975     $  2,086,242
    Property rental                                   67,925           67,925          135,851          135,850
                                                -------------    -------------    -------------    -------------

            Total revenue                          1,107,485        1,181,071        2,214,826        2,222,092
                                                -------------    -------------    -------------    -------------

OPERATING EXPENSES
    Cost of medical services                         867,634          774,163        1,546,060        1,461,949
    Selling, general and administrative              289,237          261,880          563,009          471,219
    Depreciation and amortization                     34,256           33,977           69,122           66,720
    Property rental expense and depreciation          20,558           20,558           41,117           38,980
                                                -------------    -------------    -------------    -------------
            Total operating expenses               1,211,685        1,090,578        2,219,308        2,038,868
                                                -------------    -------------    -------------    -------------
            Income (loss) from operations           (104,200)          90,493           (4,482)         183,224
                                                -------------    -------------    -------------    -------------
OTHER INCOME (EXPENSE)
    Interest expense                                 (66,408)         (67,691)        (128,246)        (135,959)
    Interest income                                        9            1,178               21            2,332
    Other expense, net                               (18,344)          (1,432)         (37,890)          (2,830)
                                                -------------    -------------    -------------    -------------
      Total other expense                            (84,743)         (67,945)        (166,115)        (136,457)
                                                -------------    -------------    -------------    -------------
      Income (loss) before income taxes
            and extraordinary item                  (188,943)          22,548         (170,597)          46,767

INCOME TAX PROVISION (BENEFIT)                       (60,000)           9,000          (47,977)          19,600
CURRENT (BENEFIT) VALUATION ALLOWANCE ON NET
  OPERATING LOSS CARRYFORWARD                         60,000          (43,000)          53,000          (52,000)
                                                -------------    -------------    -------------    -------------
     Income (loss) before extraordinary item        (188,943)          56,548         (175,620)          79,167

Extraordinary Item-Gain from extinguishment
  of debt (net of income taxes of $34,000)                 -           51,462                -           51,462
                                                -------------    -------------    -------------    -------------
NET INCOME (LOSS)                               $   (188,943)    $    108,010     $   (175,620)    $    130,629
                                                =============    =============    =============    =============

BASIC AND DILUTED INCOME (LOSS) PER SHARE
  Income (loss) before extraordinary item       $      (0.02)    $       0.00     $      (0.02)    $       0.00
  Extraordinary gain                                       -             0.01                -             0.01
                                                -------------    -------------    -------------    -------------
Basic and diluted income (loss) per share       $      (0.02)    $       0.01     $      (0.02)    $       0.01
                                                =============    =============    =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC                                        9,931,000        9,890,000        9,917,000        9,890,000
                                                =============    =============    =============    =============
      DILUTED                                      9,931,000       10,159,000        9,917,000       10,177,000
                                                =============    =============    =============    =============

The accompanying notes are an integral part of these financial statements


                                                               NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                          FOR THE SIX MONTHS ENDED June 30,
-----------------------------------------------------------------------------------------------------------

                                                                                2001             2000
                                                                           --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                       $  (175,620)     $   130,629
     Adjustments to reconcile net income (loss)
     to net cash provided in operating activities:
         Depreciation and amortization                                            91,434           85,900
         Extraordinary item                                                            -          (85,462)
         Allowance for doubtful accounts                                          38,619                -
         Issuance of common stock for services                                     5,750                -
         Changes in assets and liabilities:
              Accounts receivable                                                (38,675)          57,641
              Supplies inventory                                                 (27,130)          28,460
              Other assets                                                       (30,983)           7,142
              Accounts payable and cash overdraft                                (11,238)           6,965
              Accrued expenses                                                    81,024          (45,261)
                                                                           --------------   --------------
                      Net cash provided (used) by operating activities           (66,819)         186,014
                                                                           --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Changes in receivable from stockholder, net                                       -           (2,312)
     Payment of financing costs                                                  (26,000)               -
     Purchase of Equipment                                                       (50,492)         (11,833)
                                                                           --------------   --------------
                      Net cash used by investing activities                      (76,492)         (14,145)
                                                                           --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from short and long-term borrowings                                350,000                -
     Repayment of capital lease obligation, short
        and long-term borrowings                                                (193,627)        (153,533)
                                                                           --------------   --------------
                      Net cash provided (used) by financing activities           156,373         (153,975)
                                                                           --------------   --------------

NET INCREASE IN CASH                                                              13,062           17,894
CASH, beginning of period                                                          1,200           60,814
                                                                           --------------   --------------
CASH, end of period                                                        $      14,262    $      78,708
                                                                           ==============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for
         Interest                                                          $     128,217    $     134,040
         Income taxes                                                      $       5,023    $       1,600
     Non-cash investing and financing activities:
         Conversion of accounts payable and accrued liabilities
            to notes payable                                               $     301,387    $           -
         Interest receivable from stockholder accrued but not received     $           -    $      (2,312)
         Equipment acquired under capital lease obligation                 $           -    $      61,577

The accompanying notes are an integral part of these financial statements

                           NATIONAL QUALITY CARE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001

(1) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of Management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included in the interim period. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

         In May 2001, the Company obtained a $150,000 working line of credit and a $200,000 construction term loan. The line of credit is due on December 1, 2001 and term loan is due May 14, 2006. Both loans require monthly principal and interest payments at prime plus 1.25%.

         The Company's financial statement debt covenants related to certain note obligations require income on a quarterly basis. The Company was not in compliance with these covenants at June 30, 2001.

(4) EXTRAORDINARY GAIN

         During the second quarter of 2000, the company settled certain debts at discounts totaling $85,462. This results in a gain which is presented as an extraordinary item on the statement of income.

(5) SUBSEQUENT EVENT

         Medipace Medical Group, Inc., an affiliate of two of the Company's four
(4) directors and largest stockholders, has executed a demand promissory note in favor of the Company in the principal amount of $85,000, dated July 31, 2001, which bears interest at the rate of 10% per annum. $23,000 of the note has been repaid with the balance due on September 30, 2001.

(6) NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Management believes these pronouncements will not have a material effect on the Company's financial statements or disclosures.

(7) FINANCIAL CONDITION

         The Company has recorded net losses of $ 188,941 in the current quarter. Additionally the Company's current liabilities exceeded its current assets by $459,258 as of June 30, 2001. To date, the Company has relied primary on operating cash flow and debt to sustain its operations. Management has taken certain actions and is pursuing additional measures to support the Company's current operating plan, including taking appropriate measures to continue raising equity and other financing from various sources and actively marketing to increase patients base.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURESTRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS","BELIEVES", OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOFAND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED BELOW UNDER"FORWARD-LOOKING STATEMENTS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM10-QSB ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED THE COMPANY'S RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

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

GENERAL

         In January 2001, the Company started a wholly-owned subsidiary, American Institute of Renal Technology, which is a school that trains nurses and technicians in the field of hemodialysis and promotes continuing education and knowledge of nephrology to patient care personnel. Management believes there will be certain economic benefits in the opening the school due to the need for trained personnel in this industry.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

         Total revenue for the three months ended June 30, 2001 decreased approximately 6.2% to $1,107,485 from $1,181,071 for the three months ended June 30, 2000. For the first six months of 2001, total revenue decreased 0.3% to $2,214,826 from $2,222,092 for the first six months of 2000. Medical service revenue for the three months ended June 30, 2001 decreased approximately 7.4% to $1,039,560 from $1,113,146 for the three months ended June 30, 2001. For the six months of 2001 medical services revenue decreased approximately 0.9% to $2,078,975 from $2,086,242 for the first six months of 2000. This decrease resulted from temporary decrease in patients volume due to hospitalizations. Tuition revenue from the school was $9,175 for the three months ended June 30, 2001. The school started its first session of classes in March, 2001.

         Total operating expenses for the three months ended June 30, 2001 increased 11.1% to $1,211,685 from $1,090,578 for the three months ended June, 2000. For the first six months of 2001, total operating expenses increased 8.9% to $2,219,308 from $2,038,868 for the first six months of 2000. Total operating expenses include (i) Cost of medical services, (ii) Selling, general and administrative expenses, and (iii) Property rental expenses, as follows:

         Cost of medical services for the three months ended June 30, 2001 increased 12.1% to $867,634 from $774,163 for the three months ended June 30, 2000. For the first six months of 2001, cost of medical services increased 5.7% to $1,546,060 from $1,461,949 for the first six months of 2000. Cost of medical services primarily consists of two (2) categories: (i) Medical services and supplies, and (ii) Outside services.

         Medical services and supplies for the three months ended June 30, 2001 increased approximately 13.5% to $727,263 from $640,582 for the three months ended June 30, 2000. For the first six months of 2001, medical services and supplies increased 6.2% to $1,310,068 from $1,233,043 for the first six months of 2000. The increase was primarily due to the change of suppliers that resulted in higher prices on drugs and medications and increased payroll costs due to the Company's compliance with California regional wages for dialysis personnel.

         Outside services for the three months ended June 30, 2001 increased 5.1% to $140,371 from $133,581 for the three months ended June 30, 2000. For the first six months of 2001, outside services increased 3.1% to $235,992 from $228,906 for the first six months of 2000. This increase was directly attributable to the Company's efforts to improve its services and attract more patients.

         Selling, general and administrative expenses during the three months ended June 30, 2001 increased 10.4% to $289,237 from $261,880 during the three months ended June 30, 2000. For the first six months of 2001, selling, general and administrative expenses increased 19.5% to $563,009 from $471,219 for the first six months of 2000. This increase was primarily due to the operating expenses and the start-up costs of the American Institute of Renal Technology, which was opened in March 2001, in the amount of $41,424; increase in computer services of $15,622 in connection with the Company's upgrade of its patient information system; increase in rent of $18,000 for the office space in San Pedro, California, leased to build a second dialysis facility which the Company plans to open within a short term period; and increase in travel expenses in the amount of $10,000 due to the cost of seminars for dialysis personnel; decrease in miscellaneous expenses of $36,250; and additional reserves for uncollectable accounts receivable of $38,619.

         Depreciation and amortization expense during the three months ended June 30, 2001 increased .8% to $34,256 from $33,977 during the three months ended June 30, 2000. Depreciation and amortization expense during the six months ended June 30, 2001 increased 3.6% to $69,122 from $66,720 during the six months ended June 30, 2000. This increase in expenses was a result of capitalized medical equipment leases.

         Other expenses increased 24.7% to $84,743 during the three months ended June 30, 2001 from $67,945 during three months ended June 30, 2000. Other expenses increased 21.7% from $136,457 to $166,115 for the six months ended June 30, 2000 and June 30, 2001, respectively. The primary reason for this was due to an increase in interest expense and other charges relating to capital lease obligations, finance charges and notes payable.

         The Company realized extraordinary income of $85,462 during the three months ended June 30, 2000 arising from an agreement with a former medical supplier to extinguish outstanding debt.

         As a result of the foregoing, the Company generated a net loss of $188,943 during the three months ended June 30, 2001, as compared to net income of $108,010 during the three months ended June 30, 2000. For the first six months of 2001, the Company experienced a net loss of $175,620, as compared to net income of $130,629 for the first six months of 2000. The Company experienced a loss from operations during the three months ended June 30, 2001 of $104,200 compared to income from operations of $90,493 during the three months ended June 30, 2000. For the first six months of 2001, the Company experienced a loss from operations of $4,482 compared to income from operations of $183,224 for the first six months of 2000. Management believes that the decrease in income from operations was the result of an increased cost of services, as well as start up costs of the new dialysis facility and the school projects.

         LIQUIDITY AND CAPITAL RESOURCES. At June 30, 2001 and December 31, 2000, the ratio of current assets to current liabilities was .75 to 1.00.

         The Company's cash flow needs for the six months ended June 30, 2001 were primarily provided from long-term borrowings. The Company had a working capital deficit of approximately $459,258 at June 30, 2001. The working capital deficit at December 31, 2000 was approximately $440,701.

         Cash and cash equivalents were $14,262 as of June 30, 2001, as compared to $1,200 as of December 31, 2000. In the first quarter of 2001, the Company was able to successfully negotiate the conversion of $301,387 in certain accounts payable and accrued liabilities with two major vendors to long term debt.

         As of June 30, 2001, the Company had long-term borrowings in the aggregate amount of $2,510,821, the current portion of which was $587,123. As of December 31, 2000, the Company had aggregate long-term borrowings of $2,053,061. The increase in long-term borrowing was a direct result of a new construction term loan, a line of credit and the conversion of certain accounts payable and accrued liabilities, offset by the continual repayment of various long-term debt.

         On May 14, 2001 the Company obtained a $150,000 working line of credit due in full on December 1, 2002, and a $200,000 construction term loan due on May 14, 2006 with monthly principal payments. Both loans are at interest rate of Prime plus 1.25%.

         As of June 30, 2001 the Company had plans for the sale of a building and associated land with a total cost of $2,194,607 and accumulated depreciation of $228,597. The Company has no agreements or commitments relating to the sale of the property and there can be no assurances that the Company will be able to sell the property. This property is currently being leased to a third party. The Company continues to depreciate the asset and generate revenue from the leasing activities.

         As of June 30, 2001, the Company had a note receivable including accrued interest in the amount of $56,662 from Medipace Medical Group, Inc., an affiliate of two of the Company's four (4) directors and largest stockholders, bearing interest at the rate of 8% per annum, and a lease receivable of $66,907 from the same group. Medipace is in default on both of these obligations.

         The Company has two non-interest bearing notes in the aggregate principal amount of approximately $865,000(subject to certain adjustments) resulting from the sale of property and equipment to a former affiliate in 1996. The due dates on the notes, secured by 570,000 shares of the Company's Common Stock, were in February 23, 1998. The notes were further extended through February, 2003. The Company has provided for a valuation allowance of $719,000 against the notes. The notes have been recorded as an offset to stockholders' equity.

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

(b)      Exhibits

Not applicable

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the dates indicated.

Dated:  August 14, 2001                        NATIONALQUALITY CARE, INC.

                                               By: /s/ Victor Gura
                                                   -----------------------------
                                               Victor Gura
                                               Chief Executive Officer,
                                               Chief Financial Officer
                                               and Director