Form 10QSB
period 2001-09-30
NATIONAL QUALITY CARE INC
filed 2001-11-14
CIK 872544

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

                    For the Quarter Ended September 30, 2001

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

                                 YES [X]  NO [ ]

                The number of shares of Common Stock outstanding
                     as of November 5, 2001 was 9,939,878.

                          National Quality Care, Inc.

                               Table of Contents
                                                                         Page

Part I.   Financial Information                                            3

          Item 1.  Financial Statements

                   Consolidated  Balance Sheets as of
                   September 30, 2001 and December 31, 2000                4

                   Consolidated Statements of operations for the Three
                   and Nine Months Ended September 30, 2001 and 2000       5

                   Consolidated  Statements of Cash Flows for the
                   Nine Months Ended September 30, 2001 and 2000           6

                   Notes to Consolidated Financial Statements              7

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           8

Part II.  Other Information

          Item 1.  Legal Preceedings                                       11

          Item 2.  Changes in Securities and Use of Proceeds               11

          Item 3.  Defaults Under Senior Securities                        11

          Item 4.  Submission of Matters to a Vote of Security Holders     11

          Item 5.  Other Information                                       11

          Item 6.  Exhibits and Reports on Form 8-K                        11

Signatures                                                                 12

                         PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
        --------------------

                                                  NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                                                                   CONSOLIDATED BALANCE SHEETS
 ---------------------------------------------------------------------------------------------

ASSETS
                                                                 September 30,   December 31,
                                                                     2001           2000
                                                                 -------------   -------------
                                                                  (Unaudited)    (Derived from
                                                                                    audited
                                                                                   balances)

CURRENT ASSETS
 Cash and cash equivalents                                       $     3,433     $     1,200
 Accounts receivable, net of allowance for
         doubtful accounts of $263,000 and $ 96,000
         at September 30, 2001 and December 31, 2000
         respectively
                                                                     801,447       1,096,810
 Supplies inventory                                                   78,457          56,598
 Deferred income taxes                                                     0          60,000
 Other                                                               268,339         110,374
                                                                 ------------    ------------
      Total current assets                                         1,151,675       1,324,982

PROPERTY AND EQUIPMENT, net                                          437,692         520,549
PROPERTY HELD FOR SALE, net                                        1,954,855       1,988,322
DEPOSITS AND OTHER LONG-TERM ASSETS                                   31,797          38,118
                                                                 ------------    ------------
      Total assets                                               $ 3,576,020     $ 3,871,971
                                                                 ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and cash overdraft                             $ 1,050,743     $ 1,172,993
 Accrued expenses                                                    404,976         330,144
 Notes payable and current portion of long-term debt                 532,922         262,546
                                                                 ------------    ------------
      Total current liabilities                                    1,988,641       1,765,683
LONG-TERM DEBT, NET OF CURRENT PORTION                             1,853,600       1,790,515
                                                                 ------------    ------------
      Total liabilities                                            3,842,241       3,556,198
                                                                 ------------    ------------

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value, 5,000,000 shares authorized;
     no shares issued and outstanding                                      -               -
 Common stock, $.01 par value, 50,000,000 shares authorized;
     9,939,878 and 9,889,878 shares issued and outstanding
     at September 30, 2001 and December 31, 2000, respectively       104,648          98,898
 Additional paid-in capital                                        2,177,656       2,177,657
 Receivables from stockholders, net                                 (269,848)       (266,359)
 Accumulated deficit                                              (2,278,197)     (1,694,423)
                                                                 ------------    ------------
      Total stockholders' equity                                    (265,741)        315,773
                                                                 ------------    ------------
      Total liabilities and stockholders' equity                 $ 3,576,020     $ 3,871,971
                                                                 ============    ============

         The accompanying notes are an integral part of these financial statements


                                                                NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                                                            CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------------------------------------

                                                    Three months ended               Nine month ended
                                                       September 30,                   September 30,
                                               -----------------------------   -----------------------------

                                                     2001            2000            2001            2000
                                               -------------   -------------   --------------  -------------
REVENUE
   Medical services and tuition                $    994,242    $  1,099,148    $  3,073,217    $  3,185,389
   Property rental                                   67,925          67,925         203,775         203,775
                                               -------------   -------------   -------------   -------------


TOTAL REVENUE                                     1,062,167       1,167,073       3,276,992       3,389,164
                                               -------------   -------------   -------------   -------------

OPERATING EXPENSES
   Cost of medical services                         856,398         737,832       2,402,457       2,212,832
   Selling, general and administrative              432,566         215,268         995,458         668,446
   Depreciation and amortization                     34,996          35,115         104,118         101,836
   Property rental expense and depreciation          20,558          20,558          61,676          59,538
                                               -------------   -------------   -------------   -------------
       Total operating expenses                   1,344,518       1,008,773       3,563,709       3,042,652
                                               -------------   -------------   -------------   -------------
       Income (loss) from operations               (282,351)        158,300        (286,717)        346,512
                                               -------------   -------------   -------------   -------------
OTHER INCOME (EXPENSE)
   Interest expense                                 (61,344)        (68,350)       (189,694)       (203,644)
   Interest income                                    4,747           1,214           4,768           3,546
   Other expense, net                                (9,325)         (2,329)        (47,108)         (5,591)
                                               -------------   -------------   -------------   -------------
       Total other expense                          (65,922)        (69,465)       (232,034)       (205,689)
                                               -------------   -------------   -------------   -------------
       Income (loss) before income taxes
         and extraordinary item                    (348,273)         88,835        (518,751)        140,823

INCOME TAX BENEFIT (PROVISION)
   Current                                          139,501         (35,000)        187,478         (49,820)
   Deferred                                        (199,501)         35,000        (252,501)         43,000
                                               -------------   -------------   -------------   -------------
      Income (loss) before extraordinary item      (408,273)         88,835        (583,774)        134,003

Extraordinary Item-Gain from extinguishment
  of debt (net of income taxes of $34,000)                -               -               -          51,462
Current benefit of net operating loss
  carryforward                                            -               -               -          34,000
                                               -------------   -------------   -------------   -------------
NET INCOME (LOSS)                              $   (408,273)   $     88,835    $   (583,774)   $    219,465
                                               =============   =============   =============   =============

BASIC AND DILUTED INCOME (LOSS) PER SHARE
   Income (loss) before extraordinary item     $      (0.02)   $       0.01    $      (0.02)   $       0.01
   Extraordinary gain                                     -               -               -            0.01
                                               -------------   -------------   -------------   -------------
Basic and diluted income (loss) per share      $      (0.02)   $       0.01    $      (0.02)   $       0.02
                                               =============   =============   =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING
   BASIC                                          9,940,000       9,890,000       9,925,000       9,890,000
                                               =============   =============   =============   =============
   DILUTED                                        9,940,000      10,007,000       9,925,000      10,081,000
                                               =============   =============   =============   =============

                  The accompanying notes are an integral part of these financial statements

                                                                NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------

                                                                                       2001          2000
                                                                                   ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                               $  (583,774)   $ 130,629
   Adjustments to reconcile net income (loss)
     to net cash provided in operating activities:
         Depreciation and amortization                                                 140,255       85,900
         Extraordinary item                                                                  -      (85,462)
         Allowance for doubtful accounts                                               166,667            -
         Issuance of common stock for services                                           5,750            -
         Changes in assets and liabilities:
              Deffered income taxes                                                     60,000            -
              Accounts receivable                                                      128,696       57,641
              Supplies inventory                                                       (21,859)      28,460
              Other assets                                                            (157,965)       7,142
              Accounts payable and cash overdraft                                      118,813        6,965
              Accrued expenses                                                         134,675       45,261)
                                                                                   ------------   ----------
                      Net cash provided (used) by operating activities                  (8,742)     186,014
                                                                                   ------------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Changes in receivable from stockholder, net                                          (3,489)      (2,312)
   Purchase of Equipment                                                               (17,610)     (11,833)
                                                                                   ------------   ----------
                      Net cash used by investing activities                            (21,099)     (14,145)
                                                                                   ------------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from short and long-term borrowings                                        350,000            -
   Repayment of short and long-term borrowings                                        (317,926)    (153,533)
                                                                                   ------------   ----------
                      Net cash provided (used) by financing activities                  32,074     (153,975)
                                                                                   ------------   ----------

NET INCREASE IN CASH                                                                     2,233       17,894
CASH, beginning of period                                                                1,200       60,814
                                                                                   ------------   ----------
CASH, end of period                                                                $     3,433    $  78,708
                                                                                   ============   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for
         Interest                                                                  $   189,694    $ 134,040
         Income taxes                                                              $     5,023    $   1,600
     Non-cash investing and financing activities:
         Conversion of accounts payable and accrued liabilities
           to notes payable                                                        $   301,387            -
         Interest receivable from stockholder accrued but not received             $         -    $  (2,312)
         Equipment acquired under capital lease obligation                         $         -    $  61,577

                  The accompanying notes are an integral part of these financial statements

                          NATIONAL QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


(1) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of Management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included in the interim period. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


(2) PRINCIPLES OF CONSOLIDATION

         The Consolidated financial statements include the accounts of National Quality Care, Inc. and its wholly owned subsidiaries, Los Angeles Community Dialysis, Inc. and American Institute of Renal Technology.


(3) NOTES PAYABLE

         The Company converted $301,387 of certain accounts payable and accrued expenses with two major vendors into notes payable. One note bears interest at 10% with monthly payments of $9,000 plus interest through April 2002. The other note bears interest at 12% with monthly payments of $10,000 plus interest through May 2002 with a final payment of $25,000 in September 2002.

         In May 2001, the Company obtained a $150,000 working line of credit and a $200,000 construction term loan. The line of credit is due on December 1, 2002 and term loan is due May 14, 2006. Both loans require monthly principal and interest payments at prime plus 0.75%.

         The Company's financial statement debt covenants related to certain note obligations require income on a quarterly basis. The Company was not in compliance with these covenants at September 30, 2001.


(4) NOTES RECEIVABLE

         Medipace Medical Group, Inc., an affiliate of two of the Company's four
(4) directors and largest stockholders, has executed a demand promissory note in favor of the Company in the principal amount of $85,000, dated July 31, 2001, which bears interest at the rate of 10% per annum. $38,750 of the note has been repaid with the balance in amount of $47,505 (including interest) due on September 30, 2001. The balance remains owing and the note is in default.


(5) INCOME TAX

         During the quarter ended September 30, 2001 the Company provided a valuation allowance of $60,000 on a deferred income tax asset, because of the uncertaincy of the realization of this amount.


(6) EXTRAORDINARY GAIN

         During the second quarter of 2000, the company settled certain debts at discounts totaling $85,462. This results in a gain which is presented as an extraordinary item on the statement of income.

(7) NEW ACCOUNTING PRONOUNCEMENTS

         In September 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Management believes these pronouncements will not have a material effect on the Company's financial statements or disclosures.


(8) FINANCIAL CONDITION

         The Company has recorded net losses of $ 408,273 in the current quarter. Additionally the Company's current liabilities exceeded its current assets by $885,685 as of September 30, 2001. To date, the company has relied primarily on operating cash flow and debt to sustain its operations. Management has taken certain actions and is pursuing additional measures to support the Company's current operating plan, including taking appropriate measures to continue raising equity and other financing from various sources and actively marketing to increase its patient base.



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


RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

         Total revenue for the three months ended September 30, 2001 decreased approximately 9.0% to $1,062,167 from $1,167,073 for the three months ended September 30, 2000. For the first nine months of 2001, total revenue decreased 3.3% to $3,276,992 from $3,389,164 for the first nine months of 2000. Medical service and tuition revenue for the three months ended September 30, 2001 decreased approximately 9.5% to $994,242 from $1,099,148 for the three months ended September 30, 2000. For the nine months of 2001 medical services and tuition revenue decreased approximately 3.5% to $3,073,217 from $3,185,389 for the first nine months of 2000. This decrease resulted primarily from temporary decrease in patient volume due to hospitalizations. Tuition revenue from the school was $5,325 for the three months ended September 30, 2001 and $17,500 for the nine months period ended September 2001. The school started its first session of classes in March, 2001. The Company does not expect substantial contributions from the school in its early stages of operation.

         Total operating expenses for the three months ended September 30, 2001 increased 33.3% to $1,344,518 from $1,008,773 for the three months ended September, 2000. For the first nine months of 2001, total operating expenses increased 17.1% to $3,563,708 from $3,042,652 for the first nine months of 2000. Total operating expenses include (i) Cost of medical services, (ii) Selling, general and administrative expenses, and (iii) Property rental expenses, as follows:

         Cost of medical services for the three months ended September 30, 2001 increased 16.1% to $856,398 from $737,832 for the three months ended September 30, 2000. For the first nine months of 2001, cost of medical services increased 8.6% to $2,402,457 from $2,212,832 for the first nine months of 2000. Cost of medical services primarily consists of two (2) categories: (i) Medical services and supplies, and (ii) Outside services.

         Medical services and supplies for the three months ended September 30, 2001 increased approximately 12.0% to $671,959 from $599,032 for the three months ended September 30, 2000. For the first nine months of 2001, Medical services and supplies increased 37.0% to $1,957,109 from $1,824,604 for the first nine months of 2000. The increase was primarily due to a change of suppliers that resulted in higher prices on drugs and medications and increased payroll costs due to the Company's compliance with California regional wages for dialysis personnel.

         Outside services for the three months ended September 30, 2001 increased 33.0% to $184,438 from $138,800 for the three months ended September 30, 2000. For the first nine months of 2001, outside services increased 52.0% to $512,571 from $338,228 for the first nine months of 2000. This increase was directly attributable to the Company's efforts to improve its services and attract more patients. The Company has taken steps to reduce costs in the fourth quarter and thereafter.

         Selling, general and administrative expenses during the three months ended September 30, 2001 increased 100.1% to $432,566 from $215,268 during the three months ended September 30, 2000. For the first nine months of 2001, selling, general and administrative expenses increased 48.9% to $995,458 from $668,446 for the first nine months of 2000. This increase was primarily due to an increase in the provision for doubtful accounts in the amount of $128,000 in the quarter ended September 30, 2001 and 167,000 year to date, operating expenses and the start-up costs of the American Institute of Renal Technology, which was opened in March 2001 in the amount of $13,241; an increase in computer services of $10,655 in connection with the Company's upgrade of its patient information system; an increase in rent of $12,684 for the office space in San Pedro, leased to build a second dialysis facility which the Company plans to open in the near future; and an increase in administration and consulting expenses of $52,718 related to the Company's efforts to diversify its lines of business.

         Depreciation and amortization expense during the nine months ended September 30, 2001 increased 2.2% to $104,118 from $101,836 during the nine months ended September 30, 2000. This increase in expenses was a result of capitalized medical equipment leases.

         Other expenses increased from $205,689 to $232,034 for the nine months ended September 30, 2000 and September 30, 2001, respectively. The primary reason for this was due to an increase in interest expense and other charges relating to capital lease obligations, finance charges and notes payable.

         The Company provided a $60,000 valuation allowance for the carrying amount of a deferred tax asset, because of the uncertaincy of the realization of this amount.

         The Company realized extraordinary income of $85,462 during the three months ended September 30, 2000 arising from an agreement with a former medical supplier to extinguish outstanding debt of the Company.

         As a result of the foregoing, the Company generated loss of $408,273 during the three months ended September 30, 2001, as compared with a net income of $88,835 during the three months ended September 30, 2000. For the first nine months of 2001, the Company experienced a net loss of $583,773, as compared to net income of $219,465 for the first nine months of 2000. The Company experienced a loss from operations during the three months ended September 30, 2001 of $348,273 compared to income from operations of $88,835 during the three months ended September 30, 2000. For the first nine months of 2001, the Company experienced a loss from operations of $518,750 compared with income from operations of $134,003 for the first nine months of 2000. Management believes that the decrease in income from operations was the result of an increased cost of services, as well as start up costs of the new dialysis facility and the school projects.

         LIQUIDITY AND CAPITAL RESOURCES. At September 30, 2001 and December 31, 2000, the ratio of current assets to current liabilities was 0.6 to 1.00.

         The Company's cash flow needs for the nine months ended September 30, 2001 were primarily provided from long-term borrowings. The Company had a working capital deficit of approximately $836,966 at September 30, 2001. The working capital deficit at December 31, 2000 was approximately $440,701.

         Cash and cash equivalents were $3,433 as of September 30, 2001, as compared to $1,200 as of December 31, 2000. In the first quarter of 2001, the Company was able to successfully negotiate the conversion of $301,387 in certain accounts payable and accrued liabilities with two major vendors to long term debt.

         As of September 30, 2001, the Company had long-term borrowings in the aggregate amount of $2,386,522, the current portion of which was $532,922. As of December 31, 2000, the Company had aggregate long-term borrowings of $2,053,061. The increase in long-term borrowing was a direct result of a new construction term loan, a line of credit and the conversion of certain accounts payable and accrued liabilities, offset by the continual repayment of various long-term debt.

         On May 14, 2001 the Company obtained a $150,000 working line of credit due in full on December 1, 2002, and a $200,000 construction term loan due on May 14, 2006 with monthly principal payments. Both loans are at interest rate of Prime plus 0.75%

         As of September 30, 2001 the Company had plans for and is actually pursuing the sale of a building and associated land with a total cost of $2,194,607 and accumulated depreciation of $239,752. The Company has no agreements or commitments relating to the sale of the property and there can be no assurances that the Company will be able to sell the property. This property is currently being leased to a third party. The Company continues to depreciate the asset and generate revenue from the leasing activities.

         As of September 30, 2001, the Company had a note receivable including accrued interest in the amount of $56,662 at interest rate 8% per annum. and $47,505 at interest rate 10% per annum. from Medipace Medical Group, Inc., an affiliate of two of the Company's four (4) directors and largest stockholders, and a lease receivable of $66,907 from the same group. Medipace is in default on all of these obligations.

         The Company has two non-interest bearing notes resulting from the sale of property and equipment to a former affiliate in 1996. The notes, secured by 570,000 shares of the Company's Common Stock were due but not paid in February 2001. The notes were further extended through February 2003. The Company has provided for a valuation allowance of $719,000 against the note. The note has been recorded as an offset to stockholders' equity.

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

         The Company believes that it will be able to finance the costs of its operations, including the payment of obligations as they come due, from existing cash, cash generated by operations and from certain current lenders. However, the Company does not currently generate sufficient cash flow to finance any such expansion plans rapidly. In order to finance more rapid expansion plans, the Company will require financing from external sources. The Company does not have any commitment for such financing and there can be no assurances that the Company will be able to obtain any such financing on terms favorable to the Company or at all. In the event the Company cannot obtain such additional financing, the Company may be unable to achieve its proposed expansion strategy.

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

ITEM 3.  DEFAULTS UNDER SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Company held its annual meeting of Stockholders on September 12, 2001 where the following proposals were approved by a majority vote:

         (1) Each of four directors was reelected to the Board of Directors to serve until the next Annual Meeting of Stockholders of the Company or until their successors are elected and qualify, subject to their prior death, resignation or removal;

         (2) The appointment of Moss Adams LLP, as independent auditors for the Company for the year ending December 31, 2001 was ratified.

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


Dated:  November 13, 2001                   NATIONAL QUALITY CARE, INC.

                                            By:  /s/  Victor Gura
                                                 ------------------------
                                                 Victor Gura
                                                 Chief Executive Officer,
                                                 Chief Financial Officer
                                                 and Director