Form 10KSB
period 2001-12-31
NATIONAL QUALITY CARE INC
filed 2002-05-13
CIK 872544

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
                                       OR

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2001 were
$4,355,978

The number of shares outstanding of the issuer's Common Stock as of May 1, 2002 was 14,150,522 shares. The aggregate market value of the Common Stock (6,435,750 shares) held by non-affiliates, based on the closing sale price ($0.10) of the Common Stock, as of May 1, 2002 was $643,575.

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.
        -----------------------

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

         Further, the Company provides inpatient dialysis services by contract to eleven (11) hospitals in the State of California. Payment for services is primarily provided by third party payors, including Medicare, Medi-Cal (a California State health agency) and commercial insurance companies.

BUSINESS PLAN
-------------

         The Company's current business plan includes a strategy to expand as a provider of dialysis services through the development and construction of new dialysis facilities and the acquisition of additional dialysis facilities and other strategically related health care services in selected markets. The Company's acquisition strategy relates to the Company's intention to purchase existing dialysis facilities and other related health care services which will create synergies with the Company's dialysis services business. Expansion will be based on the ability of the Company to raise funding. The Company also owns a school, which is currently not in use, to train nurses and technicians in the field of hemodialysis and promote continuing education and knowledge of Nephrology to patients care personnel.

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

         HEMODIALYSIS. Hemodialysis, the most common form of ESRD treatment, is generally performed either in a freestanding facility or in a hospital-based facility. Hemodialysis uses an artificial kidney, called a dialyzer, to remove certain toxins, fluids and salt from the patient's blood combined with a machine to control external blood flow and to monitor certain vital signs of the patient. The dialysis process occurs across a semi-permeable membrane that divides the dialyzer into two distinct chambers. While blood is circulated through one chamber, a pre-mixed dialyzer fluid is circulated through the other chamber. The toxins and excess fluid from the blood selectively cross the membrane into the dialysis fluid. A hemodialysis treatment usually lasts approximately three and one half hours and is performed three times per week per patient.

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

UTILIZATION OF OPERATING CAPACITY

         The Company believes that current patient demand is met by the capacity of its currently existing facility. The Company expects to increase its patient base in its facility by obtaining new contracts with providers and through referrals for other physicians. The Company continues to seek to expand its capacity and potential patient base in other locations in its general market area, based on the ability of the Company to finance such expansion and to acquire such facilities in a commercially acceptable manner to management. The Company will continue to focus on enhancing operating efficiencies, including staffing, purchasing and financial reporting systems and controls. See "Item 6 - Management's Discussion and Analysis or Plan of Operation."

OPERATIONS
----------

LOCATION, CAPACITY AND USE OF FACILITIES

         The Company currently operates one (1) outpatient dialysis center with an aggregate of twenty (20) dialysis stations located in Los Angeles, California. The Company also provides acute inpatient dialysis services to ten
(10) hospitals in the State of California. System-wide, the Company provides training, supplies and on-call support services to all of its CAPD and CCPD patients. The Company is in the process of planning a new sixteen station unit in Downtown Los Angeles. The Company will need to obtain additional financing of approximately $500,000 in order to finance the construction of the unit. There can be no assurances that the Company will receive the necessary amount of financing to complete the construction.

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

         The Company provides inpatient dialysis services (excluding physician professional services) to eleven (11) hospitals in the State of California. These services are required in connection with the hospital's inpatient services for a per treatment fee individually negotiated with each hospital. In most instances, the Company transports the dialysis equipment and supplies to the hospital when requested and administers the dialysis treatment. Examples of cases in which such inpatient services are required include patients with acute kidney failure resulting from trauma or similar causes, patients in the early stages of ESRD and ESRD patients who require hospitalization for other reasons.

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

SOURCES OF REVENUE REIMBURSEMENT

         The following table provides information for the periods indicated regarding the percentage of Company net operating revenues provided by: (i) the Medicare ESRD program, (ii) Medicaid, (iii) private/alternative payors, such as private insurance and private funds, and (iv) hospital inpatient dialysis services:

                                                Years Ended December 31
                                              ---------------------------
                                                2001               2000
                                              -------             -------

Medicare                                       37.4 %              40.6 %
Medicaid                                       32.0 %              22.6 %
Private/alternative payors                      8.0 %               8.6 %
Hospital inpatient
 dialysis services                             22.6 %              28.2 %
                                              -------             -------

         Total                                100.0 %             100.0 %
                                              =======             =======

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

MEDICARE REIMBURSEMENT

         The Company is reimbursed by Medicare under a prospective reimbursement system for chronic dialysis services provided to ESRD patients. Under this system, the reimbursement rates are fixed in advance and have been adjusted from time to time by Congress. Although this form of reimbursement limits the allowable charge per treatment, it provides the Company with predictable and recurring per treatment revenues and allows the Company to retain any profit earned. Medicare has established a composite rate set by HCFA that governs the Medicare reimbursement available for a designated group of dialysis services, including the dialysis treatment, supplies used for such treatment, certain laboratory tests and certain medications. The Medicare composite rate is subject to regional differences based upon certain factors, including regional differences in wage earnings. Certain other services and items are eligible for separate reimbursement under Medicare and are not part of the composite rate, including certain drugs (including EPO), blood (for amounts in excess of three units per patient per year) and certain physician ordered tests provided to dialysis patients. Claims for Medicare reimbursement must generally be presented within 18 months of treatment depending on the month in which the service was rendered and for Medicaid secondary reimbursement, if applicable, within 60 to 90 days after payment of the Medicare claim. The Company generally submits claims monthly and is usually paid by Medicare within 30 days of the submission. If in the future Medicare were to include in its composite reimbursement rate any of the ancillary services presently reimbursed separately, the Company would not be able to seek separate reimbursement for these services and this would adversely affect the Company's results of operations to the extent a corresponding increase were not provided in the Medicare composite rate.

         The Company receives reimbursement for outpatient dialysis services provided to Medicare-eligible patients at rates that are currently between $121 and $ 145 per treatment, depending upon regional wage variations. The Medicare reimbursement rate is subject to change by legislation and recommendations by the Prospective Payment Assessment Commission ("PROPAC"). The Medicare ESRD reimbursement rate was unchanged from commencement of the program in 1972 until 1983. From 1983 through December, 1990, numerous Congressional actions resulted in net reduction of the average reimbursement rate from a fixed rate of $138 per treatment in 1983 to $125 per treatment in 1990. In 1990, Congress increased the ESRD reimbursement rate, effective January 1, 1991, resulting in an average ESRD reimbursement rate of $126 per treatment. In 1990, Congress required that the Department of Health and Human Services ("HHS") and PROPAC study dialysis costs and reimbursement and make findings as to the appropriateness of ESRD reimbursement rates. The reimbursement rate for outpatient dialysis services increased by 1.2% from $139.00 per treatment on average in 2000 to $141.06 for dialysis treatments furnished on or after January 1, 2001. On June 1, 1989, the FDA approved the production and sale of EPO, and HCFA approved Medicare reimbursement for the use of EPO by dialysis patients.

         From June 1, 1989 through December 31, 1990, the Medicare ESRD program reimbursed for EPO at the fixed rate of $40 per administration of EPO for dosages of up to 9,999 units per administration. For higher dosages, an additional $30 per EPO administration was allowed. Effective January 1, 1991, the Medicare allowable prescribed rate for EPO was changed to $11 per 1,000 units, rounded to the nearest 100 units. Subsequently, legislation was enacted to reduce the Medicare prescribed rate for EPO by $1 per 1,000 units after December 31, 1993. The current rate is $10 per 1,000 units.

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

EMPLOYEES
---------

         As of December 31, 2001, the Company had twenty-six (26) employees, including one (1) executive, twenty (20) medical and five (5) administrative personnel.

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

FINANCIAL RISKS
---------------

         LACK OF PROFITABILITY, CASH FLOW DIFFICULTIES. The Company generated a loss of $606,760 during the fiscal year ended December 31, 2001. Further, as of December 31, 2001, the Company had an accumulated deficit of approximately $2,301,183. The Company experienced loss from operations during the year ended December 31, 2001 of approximately $254,588. The Company will need to establish profitable operations in order to sustain the business on an on-going basis, unless the Company obtains additional financing from external sources. There can be no assurances that the Company will experience profitable operations or obtain such an additional financing in the future on terms acceptable to the Company or at all. The implementation of a new billing system in 2000 caused delays in collections in the first half of 2001 resulting in significant cash flow problems, which adversely impacted the Company's ability to pay its creditors in a timely manner in 2001. The Company believes that the resolution of its collections problem has mitigated its cash flow problems. However, unless the Company establishes profitable operations, the Company may need to obtain a working line of credit and/or an external financing to satisfy cash flow needs in the future. The failure to obtain such a line of credit or such a financing may have an adverse effect on the Company's ability to finance costs of operations and to meet its current obligations. See "Item 6 - Management's Discussion and Analysis or Plan of Operation" and "Item 12 - Certain Relationships and Related Transactions."

         NEED FOR ADDITIONAL CAPITAL FOR EXPANSION. The Company's current business plan includes a strategy to expand as a provider of dialysis services through the development of new dialysis facilities and the acquisition of additional dialysis facilities and other strategically related health care services in selected markets. The market for such acquisition prospects is highly competitive and management expects that certain potential acquirors will have significantly greater capital than the Company. There can be no assurance that the Company's expansion strategy will result in profitable operations. In addition, financing for such acquisitions or development may not be available to the Company on commercially reasonable terms. In the event the Company cannot obtain the additional financing needed to fulfill its acquisition strategy, the Company may be unable to achieve its proposed expansion strategy. See "Item 6 - Management's Discussion and Analysis or Plan of Operation."

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

         CONTROL BY PRINCIPAL STOCKHOLDERS. Three of the Company's principal stockholders, directors and executive officers of the Company and their affiliates control the voting power of approximately 54.13% of the outstanding Common Stock. As a result of such Common Stock ownership, such persons will be in a position to exercise significant control with respect to the affairs of the Company and the election of directors. See "Item 11 - Security Ownership of Certain Beneficial Owners and Management."

         POTENTIAL CHANGE OF CONTROL. 2,650,000 shares of Common Stock, which are beneficially owned by certain of the Company's affiliates, Victor Gura, M.D., Ronald P. Lang, M.D., and Avraham H. Uncyk, M.D., and their affiliate, Medipace, which constitute approximately 18.37% of the currently issued and outstanding Common Stock, are the subject of certain pledge agreements for certain obligations of such persons to an unaffiliated third party. In the event that such third party seeks to foreclose on these shares, there may occur a change of control, which may have a material adverse effect on the business operations of the Company. See "Item 11 - Security Ownership of Certain Beneficial Owners and Management" and "Item 13 - Certain Relationships and Related Transactions."

         CERTAIN REGISTRATION RIGHTS. The Company has entered into various agreements pursuant to which certain holders of the Company's outstanding Common Stock, who are affiliates of the Company, have been granted the right, under various circumstances, to have Common Stock that is currently outstanding registered for sale in accordance with the registration requirements of the Securities Act upon demand or "piggybacked" to a registration statement which may be filed by the Company. Of the currently issued and outstanding Common

Stock, 800,000 shares may be the subject of future registration statements pursuant to the terms of such agreements. In addition, currently outstanding options and warrants issued to certain consultants and employees to purchase up to 10,687,495 shares of Common Stock, of which 3,387,495 are either the subject of current registration statements or have certain registration rights. Any such registration statement may have a material adverse effect on the market price for the Company's Common Stock resulting from the increased number of free trading shares of Common Stock in the market. There can be no assurances that such registration rights will not be enforced or that the enforcement of such registration rights will not have a material adverse effect on the market price for the Common Stock. See "Item 12 - Certain Relationships and Related Transactions."

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

         SHARES ELIGIBLE FOR FUTURE SALE; ISSUANCE OF ADDITIONAL SHARES. Future sales of shares of Common Stock by the Company and its stockholders could adversely affect the prevailing market price of the Common Stock. There are currently 6,435,750 shares of Common Stock, which are free trading shares or are eligible to have the restrictive legend removed pursuant to Rule 144(k) promulgated under the Securities Act. Further, 800,000 shares may be the subject of future registration statements pursuant to the terms of certain agreements between the Company and certain of its stockholders. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales may occur, could have a material adverse effect on the market price of the Common Stock. Pursuant to its Certificate of Incorporation, the Company has the authority to issue additional shares of Common Stock and Preferred Stock. The issuance of such shares could result in the dilution of the voting power of the currently issued and outstanding Common Stock. See "Item 5 - Market for Common Equity and Related Stockholder Matters."

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

GENERAL BUSINESS OPERATIONS RISKS
---------------------------------

         DEPENDENCE ON MEDICARE, MEDICAID AND OTHER SOURCES OF REIMBURSEMENT. The Company is reimbursed for dialysis services primarily at fixed rates established in advance under the Medicare ESRD program. Under this program, once a patient becomes eligible for Medicare reimbursement, Medicare is responsible for payment of 80% of the composite rates determined by HCFA for dialysis treatments. Since 1972, qualified patients with ESRD have been entitled to Medicare benefit regardless of age or financial circumstances. The Company estimates that approximately 37.4% of its net operating revenues during its fiscal year ended December 31, 2001 were funded by Medicare. Since 1983, numerous Congressional actions have resulted in changes in the Medicare composite reimbursement rate from a national average of $138 per treatment in 1983 to a low of $125 per treatment on average in 1986 and to approximately $139 per treatment on average in 2000. Although the HCFA increased the composite rate by 1.2% to $141.06 effective January 1, 2001 (latest change), the Company is not able to predict whether future rate changes will be made. Reductions in composite rates could have a material adverse effect on the Company's revenues and net earnings. Furthermore, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in prescribed rates, may adversely affect the Company's earnings in the future. The Company is also unable to predict whether certain services, as to which the Company is currently separately reimbursed, may in the future be included in the Medicare composite rate. See "Business - Operations - Sources of Revenue Reimbursement" and "Business - Operations - Medicare Reimbursement."

         The State of California, the only state in which the Company currently operates a dialysis facility, provides Medicaid (or comparable) benefits to qualified recipients to supplement their Medicare entitlement. The Company estimates that approximately 28% of its net revenues during fiscal 2001 were funded by Medicaid or comparable state programs. The Medicaid programs are subject to statutory and regulatory changes, administrative ruling, interpretations of policy and governmental funding restrictions, all of which may have the effect of decreasing program payments, increasing costs or modifying the way the Company operates its dialysis business. See "Business - Operations - Medicaid Reimbursement."

         Approximately 30.6% of the Company's net revenues during fiscal 2001 were from sources other than Medicare and Medicaid. These sources include payments from third party, non-government payors, at rates that generally exceed the Medicare and Medicaid rates, and payments from hospitals with which the Company has contracts for the provision of acute dialysis treatments. Any restriction or reduction of the Company's ability to charge for such services at rates in excess of those paid by Medicare would adversely affect the Company's net operating revenues and net income. The Company is unable to quantify or predict the degree, if any, of the risk of reductions in payments under these various payment plans. The Company is a party to non-exclusive agreements with certain third-party payors (three of which accounted for approximately 22.6% of the Company's net revenues in fiscal 2001), and termination of such third-party agreements could have an adverse effect on the Company. See "Business - Operations - Sources of Revenue Reimbursement."

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

ITEM 2. DESCRIPTION OF PROPERTIES.
        -------------------------

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

         As of May 17, 1996, the Company acquired that certain real property (the "Real Property") located at 6000 San Vicente Boulevard, Los Angeles, California, for a purchase price of $2,055,000, as adjusted for certain credits to the Company with respect to the purchase price. The Real Property includes the improvement of a hospital facility. The Real Property is subject to three
(3) deeds of trust in the aggregate amount of $2,025,000. As of December 31, 2001, the principal amount of this obligation was approximately $1,621,000. See "Item 6 - Management's Discussion and Analysis or Plan of Operation."

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

         The Company also has entered into a master lease agreement (the "Master Lease") with Aegis for the Real Property at an annual rental rate of $1,000. The Master Lease is subject to a written triple net lease dated January 16, 1980, with Avalon Memorial Hospital ("Avalon") as the current tenant in possession. The term of the lease with Avalon extends through December 31, 2004, with an option to extend the lease by Avalon for an additional five (5) year term. The term of the Master Lease extends through May 31, 2026. However, the Master Lease may be terminated earlier upon the cancellation, exoneration or release of any guarantees by Aegis or Mr. Barkai with respect to loan obligations secured by the Real Property. In connection with the Agreement to Perform Loan Covenants, Barkai has agreed that if the net rents arising from the Real Property are paid to Aegis in an amount or amounts sufficient to pay all amounts due under such loans as they became due, the Company will be excused from its duty to Barkai of payment under such loans, but only to that extent. Currently, the aggregate monthly amount due under such loans is approximately $14,123 and the current monthly rental payment of Avalon is approximately $22,642.

ITEM 3. LEGAL PROCEEDINGS.
        -----------------

         The Company is a party to certain litigation (Case No. BC245346 filed in Superior Court of California, County of Los Angeles, Central District) initiated by one of the Company's patient, Aleksandr Margulets. The Company believes that this claim has no merit, however the Company believes that its exposure, if at all, is fully covered byProfessional Liability Insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ---------------------------------------------------

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
        --------------------------------------------------------

         As of May 1, 2002 the authorized capital stock of the Company consisted of 50,000,000 shares of common stock, par value $0.01 per share (the "Common Stock") and 5,000,000 shares of preferred stock, par value $0.01 per share (the "Preferred Stock"). As of May 1, 2002, there were issued and outstanding 14,150,522 shares of Common Stock which are held by approximately 403 shareholders, and options and warrants to purchase 10,687,495 shares of Common Stock, of which 5,057,495 are exercisable, as of the date of this Report. See "Item 12 - Certain Relationships and Related Transactions."

         The Company's Common Stock is listed for trading in the over-the-counter market and is quoted on the NASD's Electronic Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. under the symbol "NQCI." The Company's Common Stock has a very limited trading history.

         The following table sets forth quotations for the high and low closing sale prices for the Common Stock for the periods indicated below, based upon quotations between dealers, without adjustments for stock splits, dividends, retail mark-ups, mark-downs or commissions, and therefore, may not represent actual transactions:



                                                          CLOSING PRICES
                                                          --------------
                                                       HIGH              LOW
                                                     --------         --------

YEAR ENDING DECEMBER 31, 2002

1st Quarter                                           $0.12             $0.05


YEAR ENDED DECEMBER 31, 2001

1st Quarter                                           $0.16             $0.06
2nd Quarter                                           $0.245            $0.042
3rd Quarter                                           $0.105            $0.08
4th Quarter                                           $0.10             $0.05

YEAR ENDED DECEMBER 31, 2000

1st Quarter                                           $0.28             $0.09
2nd Quarter                                           $0.22             $0.09
3rd Quarter                                           $0.14             $0.09
4th Quarter                                           $0.15             $0.06

         The closing sale price of the Common Stock on May 1, 2002 was $0.10 per share.

         No dividend has been declared or paid by the Company since inception. The Company does not anticipate that any dividends will be declared or paid in the future.

         The transfer agent for the Company is Colonial Stock Transfer, 66 Exchange Place, Salt Lake City, Utah 84111, (801) 355-5740.

RECENT ISSUANCES OF UNREGISTERED SECURITIES
-------------------------------------------

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

         The parties had agreed to the contingent aggregate issuance of up to an additional 4,210,644 shares of Common Stock and warrants to purchase up to 500,000 shares of Common Stock, at an exercise price of $3.50 per share, to Drs. Gura, Uncyk and Lang in the event that the Company's annual pre-tax earnings from operations of the Company during the fiscal years following the date of the Share Exchange Agreement through December 31, 2001 equaled or exceeded $2,000,000, on the following basis: (i) Dr. Gura (2,842,185 shares and 337,500 warrants), (ii) Dr. Lang (947,395 shares and 112,500 warrants), and (iii) Dr. Uncyk (421,064 shares and 50,000 warrants), which reflects the percentage distribution ratio for the initial issuance of the shares of Common Stock in connection with the Share Exchange Agreement to Drs. Gura, Lang and Uncyk, respectively. The Company did not meet the required results of operations through December 31, 2001. However, on May 1, 2002, the parties reached an agreement to issue the contingent securities to Drs. Gura, Uncyk and Lang, based on the understanding in the Share Exchange Agreement that the Company would meet certain funding obligations in order to finance prospective operations of the Company and assist the Company in being able to meet the earnings targets. The warrants will expire on May 1, 2005.


         TECHNOLOGY PURCHASE AGREEMENT. On December 18, 2001, the Company entered into a Technology Purchase Agreement with Victor Gura, M.D. In connection with this agreement, Dr. Gura assigned his rights to two pending United States Patent Applications relating to a Wearable Peritoneal Dialysis System and a Wearable Renal Replacement Therapy Device. The Company issued to Dr. Gura options to purchase up to 5,000,000 shares of Common Stock, with an exercise price of $1.25 per share. Of the 5,000,000 options, 1,000,000 options have vested, and the remaining options may vest in accordance with the achievement of certain prospective milestones with respect to the development of a marketable product relating to the transferred technology. The Company also issued Dr. Gura a promissory note in the amount of $100,000, which is secured by the transferred technology. The note matures on December 18, 2006, and may be canceled in the event that per share price of the Company's Common Stock equals or exceeds $5.00 per share up to the maturity date of the note. In addition, the Company granted options to purchase up to 1,500,000 shares of Common Stock, with an exercise price of $1.25 per share, to Ronald P. Lang for his contributions to the development of the transferred technology. Of the 1,500,000 options, 300,000 options have vested, and the remaining options may vest in accordance with the achievement of the same prospective milestones with respect to the vesting of Dr. Gura's options.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
        ---------------------------------------------------------

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

         OVERVIEW OF PRESENTATION. The focus of the Company's principal business operations is the providing of high-quality integrated dialysis services for patients suffering from ESRD.

         RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000.

         Total revenue for the year ended December 31, 2001 decreased approximately 4.8% to $4,355,978 from $4,575,948 for the year ended December 31, 2000. Medical service revenue for the year ended December 31, 2001 decreased approximately 5.1% to $4,084,278 from $4,304,248 for the year ended December 31, 2000. This decrease primarily resulted from a decrease in volume of outpatient treatments, as well as inpatient services. The Company has experienced patient census fluctuation outside of its control and had an unusual decline in patient population in the last half of 2001 which has been increased again. In addition, the Company received rental income of $271,700 during the years ended December 31, 2001 and December 31, 2000 from certain real property owned by the Company in Los Angeles, California utilized by a non-affiliate as a hospital facility. See "Item 2 - Description of Properties."

         Total operating expenses during the year ended December 31, 2001 increased to $4,610,566 from $4,225,810 during the year ended December 31, 2000. Total operating expenses include: (i) cost of medical services, (ii) selling, general and administrative expenses, (iii) depreciation and amortization, and
(iv) rental expenses, as follows:

         Cost of medical services during the year ended December 31, 2001 increased to $3,112,626 from $3,000,060 during the year ended December 31, 2000. This increase is primarily due to the rising usage of drugs and medication prescribed, higher prices and changes in dosages. The usage has increased on a per patient basis due to their medical requirements.

         Selling, general and administrative expenses during the year ended December 31, 2001 increased approximately 26.8% to $1,280,067 from $1,009,376 during the year ended December 31, 2000. This increase is primarily related to increased legal fees of approximately $107,000, accounting fees in amount of $72,000, rent fees in the amount of $30,000, and also increase in the amount of $80,000 bad debt expense. The bad debt expense related to the implementation of a new billing system in 2000. Consequently, many charges were delayed and were written off in 2001. These issues have been resolved. The aforementioned expenses were partially offset by $32,000 investor relations expenses.

         Depreciation and amortization during the years ended December 31, 2001 and December 31, 2000 remained practically unchanged at $135,640 from $136,278.

         Rental expenses during the year ended December 31, 2001 and 2000 increased 3.0% to $82,233 from $80,096 due to the increased property taxes. See "Item 2. Description of Properties."

         Other expenses increased 3.0% during the year ended December 31, 2001 to $286,987 from $277,904 during the year ended December 31, 2000. This increase in other expenses between the respective years resulted primarily from: (i) an increase of $ 22,448 in interest expense (ii) an increase of $3,137 in interest income, and (iii) a decrease of $10,228 in other income items.

         As a result of the foregoing, the Company generated a net loss of $606,760 during the year ended December 31, 2001, as compared to a net income of $210,876 during the year ended December 31, 2000. Loss from operations during the year ended December 31, 2001 was $254,588 compared to income from operations of $350,138 during the year ended December 31, 2000. This decrease in income from operations primarily resulted from decreased revenues from inpatient and outpatient services and from increased selling, general and administrative expenses and costs in drugs and medications. Management believes that the Company's revenues from inpatient and outpatient services will increase in 2002, based on a projected increase in patient census. However, margins between medical revenues and medical expenses have decreased from recent years due to increased costs of medical services in patient treatments. The Company will need to reduce its selling, general and administrative expenses, both in amounts and as a percentage of revenues, in order to move toward profitable operations. There can be no assurances that the Company will be able to return to profitable operations in the future.

         At December 31, 2000 the Company decreased its valuation allowance on deferred tax assets totaling $60,000 which relates to expected utilization of net operating loss carryforwards in 2001. The Company recorded a tax benefit of $60,000 at December 31, 2000, because of then anticipated profitable operations in 2001. As a result of the precipitous and expected losses incurred in the second and third quarters of 2001, the Company reversed the tax benefit in 2001.

         As of December 31, 2001, the Company had net operating loss carryforwards totaling approximately $5,967,000 and $829,000 for federal and state income tax purposes, respectively, which are available to offset future federal taxable income, if any, through 2020. The federal net operating loss carryforwards include $3,700,000 of losses, which are limited by IRC Section
382. However, such limitations have not yet been quantified. Utilization of the Company's net operating loss may be subject to limitation under certain circumstances.

         LIQUIDITY AND CAPITAL RESOURCES. At December 31, 2001, the ratio of current assets to current liabilities was 0.48 to 1.00 compared to 0.75 to 1.00 at December 31, 2000.

         The Company's cash flow needs for the year ended December 31, 2001 were primarily provided from proceeds from operations and external borrowings. However, the Company's operating activities resulted in a net use of $90,000. The Company had a working capital deficit of approximately $953,078 at December 31, 2001 compared to a working capital deficit of approximately $440,700 at December 31, 2000. The implementation of a new billing system caused delays in collections resulting in significant cash flow problems, which adversely impacted the Company's ability to pay its creditors in a timely manner in 2001. The delayed collections of a substantial amount of these receivables by the end of 2001 resulted in lower accounts payables and accounts receivables at December 31, 2001. The Company believes that the resolution of its collections problem has mitigated its cash flow problems. However, unless the Company establishes profitable operations, the Company may need to obtain a working line of credit and/or an external financing to satisfy cash flow needs in the future. The failure to obtain such a line of credit or such a financing may have an adverse effect on the Company's ability to finance costs of operations and to meet its current obligations.

         In addition to solving the collections problems the Company has taken several actions to turn the operation back to profitability. These actions and plans include:

         o Operating costs have been reduced by eliminating certain staff positions.
         o Efficiencies in operations are being improved by shifting service days to certain patients in order to yield a more steady flow of service revenue and thereby minimize the cost of patient service.
         o An unprofitable line of business (technical training institute) which was opened in 2001 has been closed until such time that management believes it can be operated profitably.
         o A second operating facility is being planned, which is expected to immediately contribute to operating profits without requiring additional administrative overhead. The implementation of this new facility would require funding from an outside source, which is currently being explored.
         o Continue to improve profitability by negotiating more favorable terms in contracts with existing providers, and with new potential providers.
         o The Company has entered into an agreement to sell a building currently being leased. The net cash proceeds to the Company are expected to be approximately $300,000. Closing of escrow is expected by the middle of May 2002.

There can be no assurances that these actions or plans will generate profitable operations for the Company.

         Cash and cash equivalents remain virtually unchanged at $3,121 as of December 31, 2001, as compared to $1,200 as of December 31, 2000.

         As of December 31, 2001, the Company had borrowings in the aggregate amount of $2,228,360 of which short-term borrowings accounted for $424,589. As of December 31, 2000, the Company had total borrowings of $2,053,061, of which short-term borrowings accounted for $262,546. The increase relates primarily to the obtaining of additional financing of $350,000 which were partially used to pay certain specified liabilities.

         At December 31, 2001 the Company is actively pursuing the sale of a building and associated land with a total cost of $2,194,607 with accumulated depreciation of $250,908. The Company has no agreements or commitments relating to the sale of the property and there can be no assurances that the Company will be able to sell the property. This property is currently being leased to a third party. The Company continues to depreciate the asset and generate revenue from the leasing activities.

         The Company has a note receivable owing by a former principal stockholder of the Company. As of December 31, 2001, the principal and accrued interest owing on the note was $865,000. The assignee of the shares agreed to pay the additional sum of approximately $135,000 on the due date of the $865,000. The note is secured by the pledge of 270,206 shares of Common Stock, which are currently held in escrow. The number of shares pledged to secure the note was reduced by an agreement in 2001 by the Company to allow the obligor on the note to transfer 300,000 of the pledged shares to a third party consultant in satisfaction of a contractual obligation of the Company to issue 300,000 shares to such consultant. The Company has placed a valuation allowance of $719,000 on the note receivable as of December 31, 2001, in part, due to the decrease in the market price of the shares of Common Stock, which secure the repayment of the obligation. There can be no assurances that all amounts of the obligations will be recovered from the liquidation of such shares or from other assets of the obligor. See "Item 12 - Certain Relationships and Related Transactions."

         Medipace had executed a demand promissory note in favor of the Company in the principal amount of $121,151, dated September 17, 1997, bearing interest at the rate of 8% per annum. Medipace did not make any payments on the promissory note in 1998 and 1999. During 1999, the Company transferred the $75,000 obligation underlying a second promissory note in the same amount to a separate lease receivable in connection with a purchase and leaseback arrangement with Medipace. Medipace had been in default on the lease payable since October, 1999. In November, 2001 all debts owing by Medipace to the Company were consolidated into a single promissory note in the principal amount of $218,919.32, bearing interest at the rate of 8% per annum. Under the new note, Medipace is obligated to make monthly interest payments in amount of $1,479.73 commencing December 31, 2001 for 24 months, with principal and accrued interest due at maturity on December 31, 2003. See "Item 12 - Certain Relationships and Related Transactions."

         The Company's current business plan includes a strategy to expand as a provider of dialysis services through the development of new dialysis facilities and the acquisition of additional facilities and other strategically related health care services in selected markets. The market for such acquisition prospects is highly competitive and management expects that certain potential acquirors will have significantly greater capital than the Company. The Company had net loss of $606,760 and loss from operations of $254,588 during the year ended December 31, 2001. Profitable operations will be necessary to sustain the business on an on-going basis, unless the Company obtains additional financing from external sources. There can be no assurances that the Company will experience profitable operations or obtain additional financing in the future.

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

SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies applied in the financial reporting process are described in Note 2 to the financial statements contained as part of this annual report. Management considers those accounting policies to be appropriate, and such accounting policies have been consistently applied. The accounting policies considered most significant to the operations of the Company include the following:

         Revenue recognition - Medical service revenue is recognized in the period the service is performed. The amount of revenue is based on the Company's established billing rates less allowances and discounts principally for patients covered by Medicare, Medi-Cal and other contractual programs. Payments under these programs are based on either predetermined rates or the costs of services. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. These contractual allowances and discounts are charged to accounts receivable in the accompanying consolidated balance sheets.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.
------------------------------------------

         During 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 144 ("Accounting for Impairment of Disposal of Long-Lived Assets"), and No. 143 ("Accounting for Asset Retirement Obligations"). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe the adoption of SFAS 143 and SFAS 144 will have material impact on the financial statements.

          Also in 2001, the FASB issued SFAS No. 142 ("Goodwill and Other Intangible Assets") and No. 141 ("Business Combinations") which are effective for years after 2001. SFAS 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and certain intangible assets no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001. Management does not believe the adoption of SFAS 141 and SFAS 142 will have a material impact on the financial statement.

ITEM 7. FINANCIAL STATEMENTS.
        --------------------

         The auditor's report and financial statements required by this Item 7 are included elsewhere in this Report and incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.
        ----------------------------------------------------------------------

         Not Applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
        ------------------------------------------------------------------------

         The directors of the Company currently have terms which will end at the next annual meeting of the stockholders of the Company or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of the Company's directors and executive officers.

         The following reflects certain biographical information on the current directors and executive officers of the Company:

 NAME                           POSITION                               AGE
 ----                           --------                               ---

 Victor Gura, M.D.              Director, President and                59
                                Chief Executive Officer

 Ronald P. Lang, M.D.           Director and Secretary                 52

 Jose Spiwak, M.D.              Director                               57

 Melinda McIntyre-Kolpin        Director                               45

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

         MELINDA MCINTYRE-KOLPIN has been a director of the Company since March 18, 1998. She is currently the chief executive officer of Network Health Financial Services, Inc., a financial services company providing a variety of services to healthcare clients. She formerly was the chief executive officer and president of First Professional Bank, N.A., a subsidiary of Professional Bancorp, based in Santa Monica, California, a full-service bank providing banking, financial consulting and general business strategies for the medical community. Prior to joining First Professional Bank, Ms. McIntyre-Kolpin was a commercial banking officer with Bank of California. She is a board member of numerous organizations in Southern California, including the Executive Council-Adaptive Business Leaders; director, Synergistic Systems, Medical Billing; advisory board, University of Southern California School of Accounting; director, Pacific Eyenet; National Health Foundation, board of trustees; City of Hope, board of trustees. Ms. McIntyre-Kolpin received her Bachelor of Science degree in business administration from the University of Southern California in 1978.

ITEM 10. EXECUTIVE COMPENSATION.
         ----------------------

         SUMMARY COMPENSATION TABLE. The following table sets forth certain information concerning compensation of certain of the Company's executive officers (the "Named Executives"), including the Company's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the fiscal years ended December 31, 2001, 2000 and 1999:


                                                                               LONG TERM COMPENSATION
                                                                 ----------------------------------------------------
                                     ANNUAL COMPENSATION                    AWARDS                    PAYOUTS
                             ----------------------------------------------------------------------------------------

        (a)           (b)         (c)         (d)        (e)         (f)            (g)           (h)        (i)
                                                    OTHER ANNUAL    OTHER        RESTRICTED       LTIP    ALL OTHER
     NAME AND                    SALARY      BONUS  COMPENSATION    AWARDS      OPTIONS/SARS    PAYOUTS   COMPENSATION
PRINCIPAL POSITION    YEAR        ($)         ($)        ($)         ($)            (#)           ($)        ($)
---------------------------------------------------------------------------------------------------------------------
Victor Gura, M.D.     2001      $150,000      0           0           0          300,000(1)        0          0

                      2000      $150,000      0           0           0          200,000           0          0

                      1999      $150,000      0           0           0          150,000(1)        0          0

Ron Berkowitz (2)     1999      $120,000      0        $30,621        0          100,000           0          0

1. The 150,000 options granted to Dr. Gura during 1999 were canceled and reissued in 2000 with a $0.10 per share exercise price. In March, 2001, the Company again canceled these options, and also canceled an additional 150,000 options, which were initially granted to Dr. Gura in 1998, and were canceled and reissued in 2000 with an exercise price of $0.10 per share. The Company granted 300,000 options to Dr. Gura on December 18, 2001 with an exercise price of $0.07 per share. Does not include warrants to purchase up to: (i) 337,500 shares of Common Stock, which have an exercise price of $3.50 per share, granted to Dr. Gura in connection with a Share Exchange Agreement, dated May 11, 1996, between the Company, on one hand, and Dr. Gura and two of the Company's other principal stockholders, on the other hand, and (ii) options to purchase up to 5,000,000 shares of Common Stock, which have an exercise price of $1.25 per share, granted to Dr. Gura in connection with a Technology Purchase Agreement, dated December 18, 2001, between the Company and Dr. Gura. See "Item 12 - Certain Relationships and Related Transactions."

2        Mr. Berkowitz resigned as Chief Financial Officer on December 3, 1999.

         OPTION/SAR GRANTS TABLE DURING LAST FISCAL YEAR. The following table sets forth certain information concerning grants of stock options to certain of the Named Executives, for the fiscal year ended December 31, 2000:


                                                                                             POTENTIAL REALIZABLE
                                                                                               VALUE AT ASSUMED
                                                                                                ANNUAL RATES OF
                                                                                           STOCK PRICE APPRECIATION
                                   INDIVIDUAL GRANTS                                          FOR OPTION TERM(1)
----------------------------------------------------------------------------------------- ----------------------------
         (a)                 (b)            (c)              (d)               (e)             (f)            (g)
                          NUMBER OF      % OF TOTAL
                         SECURITIES       OPTIONS/
                         UNDERLYING         SARS
                          OPTIONS/       GRANTED TO        EXERCISE
                            SARS         EMPLOYEES         OR BASE
                           GRANTED       IN FISCAL          PRICE          EXPIRATION
NAME                         (#)            YEAR          ($/SHARE)           DATE            5%($)         10%($)
----------------------- -------------- --------------- ----------------- ---------------- --------------- ------------
Victor Gura, M.D.        300,000(2)        40.68%           $0.07           12/17/06          $8,172        $14,138

1. This chart assumes a market price of $0.08 for the Common Stock, the closing price for the Company's Common Stock in the over-the-counter market as of December 31, 2001, as the assumed market price for the Common Stock with respect to determining the "potential realizable value" of the shares of Common Stock underlying the options described in the chart, as reduced by any lesser exercise price for such options. Each of the options reflected in the chart was granted at exercise prices, which the Company believes to have been determined at the fair market value as of the date of grant. Further, the chart assumes the annual compounding of such assumed market price over the relevant periods, without giving effect to commissions or other costs or expenses relating to potential sales of such securities. The Company's Common Stock has a very limited trading history. These values are not intended to forecast the possible future appreciation, if any, of the price or value of the Common Stock.

2. Does not include warrants to purchase up to: (i) 337,500 shares of Common Stock, which have an exercise price of $3.50 per share, granted to Dr. Gura in connection with a Share Exchange Agreement, dated May 11, 1996, between the Company, on one hand, and Dr. Gura and two of the Company's other principal stockholders, on the other hand, and (ii) options to purchase up to 5,000,000 shares of Common Stock, which have an exercise price of $1.25 per share, granted to Dr. Gura in connection with a Technology Purchase Agreement, dated December 18, 2001, between the Company and Dr. Gura. See "Item 12 - Certain Relationships and Related Transactions."

         OPTION EXERCISES AND YEAR-END VALUES. The following table sets forth information with respect to the exercised and unexercised options to purchase shares of Common Stock for certain of the Named Executives held by them at December 31, 2001:

                                                                                           VALUE OF UNEXERCISED
                                                       NUMBER OF UNEXERCISED                   IN THE MONEY
                                                            OPTIONS AT                         OPTIONS AT
                       SHARES                             DECEMBER 31, 2001                DECEMBER 31, 2001 (1)
                      ACQUIRED        VALUE      ----------------------------------- ---------------------------------
NAME                 ON EXERCISE     REALIZED      EXERCISABLE      UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
------------------- -------------- ------------- ----------------- ----------------- ---------------- ----------------

Victor Gura, M.D.         0             0            500,000              0              $3,000              0


1. Represents an amount equal to the number of options multiplied by the difference between the average of the closing bid and asked prices for the Common Stock in the over-the counter market on December 31, 2001 ($0.08 per share) and the exercise price for the options ($0.07). Does not include warrants to purchase up to: (i) 337,500 shares of Common Stock, which have an exercise price of $3.50 per share, granted to Dr. Gura in connection with a Share Exchange Agreement, dated May 11, 1996, between the Company, on one hand, and Dr. Gura and two of the Company's other principal stockholders, on the other hand, and (ii) options to purchase up to 5,000,000 shares of Common Stock, which have an exercise price of $1.25 per share, granted to Dr. Gura in connection with a Technology Purchase Agreement, dated December 18, 2001, between the Company and Dr. Gura. See "Item 12 - Certain Relationships and Related Transactions."

2. Does not include options to purchase up to 5,000,000 shares of Common Stock granted pursuant to a Technology Purchase Agreement, dated December 18, 2001 or warrants to purchase up to 112,500 shares of Common Stock issued pursuant to a Share Exchange Agreement, dated as of May 11, 1996.

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

         Dr. Ronald Lang, one of the Company's principal stockholders, receives $2,000.00 per month in his capacity as Secretary of the Corporation.

STOCK OPTION PLANS

         The Company has adopted three (3) stock option plans for the benefit of officers, directors, employees, independent contractors and consultants of the Company and its subsidiaries. These plans include: (i) the 1998 Stock Option Plan, (ii) the 1996 Stock Option Plan, and (iii) the 1996 Employee Compensatory Stock Option Plan.

         1998 AND 1996 STOCK OPTION PLANS. As of July 7, 1998, the Company's Board of Directors and stockholders approved the Company's 1998 Stock Option Plan (the "1998 Stock Option Plan"). The Board of Directors amended the 1998 Stock Option Plan on December 18, 2001. As of May 12, 1996, the Company's Board of Directors and stockholders approved the Company's 1996 Stock Option Plan (the "1996 Stock Option Plan").

         The Company has reserved for issuance up to 1,000,000 shares of Common Stock under the 1996 Stock Option Plan. The Company has granted options to purchase up to 994,739 shares of Common Stock under the 1996 Stock Option Plan. All of the 994,739 options have been exercised. The Board of Directors has approved a provision in the 1996 Stock Option Plan, which will place a 300,000 share limit on the number of options that may be granted under the 1996 Stock Option Plan to an employee in each fiscal year.

         The Company has reserved for issuance up to 1,000,000 shares of Common Stock under the 1998 Stock Option Plan. The Company has granted options to purchase up to 882,500 shares of Common Stock under the 1998 Stock Option Plan, 75,000 shares of which have been exercised and all of which have vested. In 2000, the Company canceled the unexercised 637,500 options and reissued 637,500 options to the same persons at an exercise price of $0.10 per share. On May 10, 2001, the Company cancelled these 637,500 options. On December 18, 2001, the Company granted 737,500 options at an exercise price of $0.07 per share. The 1998 Stock Option Plan, includes a provision, which places a 3000,000 share limit on the number of options that may be granted under the 1998 Stock Option Plan to an employee in each fiscal year.

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

         As of the date of this Report, NSOs have been granted under the 1998 Stock Option Plan to purchase up to 712,500 shares of Common Stock, 75,000 shares of which have been exercised. The remaining 637,500 options have a per share exercise price of $0.07.

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

         1996 EMPLOYEE COMPENSATORY STOCK OPTION PLAN. As of February 7, 1996, the Company's Board of Directors adopted the 1996 Employee Compensatory Stock Option Plan (the "Employee Stock Option Plan"). The Company has reserved for issuance thereunder an aggregate of 500,000 shares of Common Stock. The Company has issued non-qualified options to purchase up to 500,000 shares of Common Stock under the Employee Stock Option Plan at an exercise price of $0.18 per share, 473,000 of which have been exercised. The optionees are currently not employees or affiliates of the Company. The remaining 27,000 options have expired together with the termination date of the Employee Stock Option Plan.

         OTHER OPTIONS AND WARRANTS. The Company also has options issued and outstanding outside of the three (3) stock option plans to purchase up to 1,622,573 shares of Common Stock, at a weighted average exercise price of approximately $0.97 per share, to certain directors, consultants and employees of the Company, of which 714,495 are currently exercisable.

         The Company has granted options to Drs. Gura and Lang, pursuant to the Technology Purchase Agreement, exercisable into an aggregate of 6,500,000 shares of Common Stock, with an exercise price of $1.25 per share. Of these options, 1,300,000 options have vested, with an expiration date of December 18, 2006.

         The Company has issued warrants to Drs. Gura, Lang and Uncyk, pursuant to the Share Exchange Agreement, exercisable into an aggregate of 500,000 shares of Common Stock, with an exercise price of $3.50 per share, and an expiration date of December 18, 2004.

COMPENSATION OF DIRECTORS

         The Company pays the following compensation to its outside Directors:

         1. Cash payment of $500.00 for attendance at each meeting of the Board of Directors.

         2. Stock options of 20,000 shares per year, earned at a rate of 5,000 shares per quarter. Exercise price shall be based on the fair market value of the Company's Common Stock as of the last trading day of the preceding year.

DIRECTORS AND OFFICERS LIABILITY INSURANCE

         The Company has obtained directors' and officers' liability insurance with an aggregate limit of liability for the policy year, inclusive of costs of defense, in the amount of $2,000,000.00. The insurance policy expires on April 15, 2003.

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

         Compliance With Section 16 of the Securities Exchange Act Of 1934.
Section 16(a) of the Exchange Act requires the Company's directors and executive officers and beneficial holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of such equity securities of the Company. Except as set forth below, based solely upon a review of such forms, or on written representations from certain reporting persons that no other reports were required for such persons, the Company believes that all reports required pursuant to Section 16(a) with respect to its executive officers, directors and 10% beneficial stockholders for the fiscal year ended December 31, 2001 were timely filed. DRS. GURA AND LANG HAVE NOT FILED REPORTS ON FORM 4 WITH RESPECT TO THE ACQUISITION OF THE OPTIONS GRANTED ON DECEMBER 18, 2001 RELATED TO THE TECHNOLOGY PURCHASE AGREEMENT. SEE "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table reflects, as of May 1, 2002, the beneficial Common Stock ownership of: (a) each director of the Company, (b) each current executive officer named in the Summary Compensation Table in this Report, (c) each person known by the Company to be a beneficial owner of five percent (5%) or more of its Common Stock, and (d) all executive officers and directors of the Company as a group:

NAME AND ADDRESS                                NO. OF
OF BENEFICIAL OWNER                             SHARES(#)         PERCENT
-------------------                             ---------         -------

Medipace Medical Group, Inc.(1)                   800,000            5.65%

Victor Gura, M.D.(1,2)                          7,267,846           45.46%

Ronald P. Lang, M.D.(1,3)                       2,978,449           20.14%

Jose Spiwak, M.D.(4)                              290,000            7.02%

Melinda McIntyre-Kolpin (5)                       235,000            1.63%

Avraham H. Uncyk, M.D.(1,6)                     1,535,977           10.82%

All executive officers
and directors as a group (4 persons) (7)        9,971,295           58.34%
------------------

# Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of April 30, 2002, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Percentage of ownership is based on 14,150,522 shares of common stock outstanding as of May 1, 2002.

1. The address for Medipace and Drs. Victor Gura, Ronald P. Lang and Avraham H. Uncyk is 240 La Cienega Blvd., Suite 300, Beverly Hills, California 90212. Medipace is a corporation owned by Drs. Gura, Lang and Uncyk on a proportionate ownership interest of 67.5%, 22.5% and 10%, respectively. Medipace is the registered owner of 800,000 shares of Common Stock, and each of Drs. Gura, Lang and Uncyk are deemed to be the beneficial owners of such 800,000 shares. See "Certain Relationships and Related Transactions."

2. Dr. Gura has been granted options to purchase up to 500,000 shares of Common Stock. The exercise price for 200,000 of these options is $0.10 per share, which expire on June 21, 2005, and for 300,000 of these options is $0.07 per share, which expire on December 18, 2006. In addition, Dr. Gura has been granted options to purchase up to 5,000,000 shares of Common Stock, with an exercise price of $1.25 per share, of which 1,000,000 options have vested, and the remaining options may vest in accordance with to certain milestones to be reached with respect to certain technology assigned by Dr. Gura to the Company. The vested options expire on December 18, 2006. Dr. Gura is the beneficial owner of an additional 5,430,346 shares of Common Stock (which includes 800,000 shares of Common Stock owned by an affiliate of Dr. Gura) and warrants to purchase up to an additional 337,500 shares of Common Stock, with an exercise price of $3.50 per share, which expire on December 18, 2004. See "Certain Relationships and Related Transactions."

3. Dr. Lang has been granted options under the 1998 Stock Option Plan to purchase up to 222,500 shares of Common Stock. The exercise price for 70,000 of these options is $0.10 per share, which expire on June 21, 2005, and for 152,500 of these options is $0.07, which expire on December 18, 2006. In addition, Dr. Lang has been granted options to purchase up to 1,500,000 shares of Common Stock, with an exercise price of $1.25 per share, of which 300,000 options have vested, and the remaining options may vest in accordance with to certain milestones to be reached with respect to certain technology assigned by Dr. Gura to the Company. The vested options expire on December 18, 2006. Dr. Lang is the beneficial owner of an additional 2,343,449 shares of Common Stock (which includes 800,000 shares of Common Stock owned by an affiliate of Dr. Lang) and warrants to purchase up to an additional 112,500 shares of Common Stock, with an exercise price of $3.50 per share, which expire on December 18, 2004. See "Certain Relationships and Related Transactions."

4. The address for Dr. Jose Spiwak is 3628 East Imperial Highway, Suite 402, Lynwood, California 90262. Dr. Spiwak is the registered owner of 55,000 shares of Common Stock. Dr. Spiwak has been granted options to purchase up to: (i) 150,000 shares of Common Stock at an exercise price of $1.00 per share, 90,000 of which have vested, (ii) 20,000 shares of Common Stock at an exercise price of $0.10 per share and (iii) 250,000 shares of Common Stock at an exercise price of $1.25 per share, 125,000 of which have vested. The balance of the unvested options may vest subject to certain schedules.

5. The address for Ms. McIntyre-Kolpin is 606 Broadway, Santa Monica, California 90401. Ms. Kolpin has been granted options to purchase up to
         (i) 150,000 shares of Common Stock at an exercise price of $1.00 per share, 90,000 of which have vested, (ii) 20,000 shares of Common Stock at an exercise price of $0.10 per share and (iii) 250,000 shares of Common Stock at an exercise price of $1.25 per share, 125,000 of which have vested. The balance of the unvested options may vest subject to certain schedules

6. Dr. Uncyk is the beneficial owner of 1,485,977 shares (which includes 800,000 shares of Common Stock owned by an affiliate of Dr. Uncyk), and warrants to purchase up to 50,000 shares of Common Stock, with an exercise price of $3.50 per share, which expire on May 1, 2005. See "Certain Relationships and Related Transactions."

7. Includes 7,028,795 shares of Common Stock and options and warrants to purchase up to 2,942,500 shares of Common Stock. Does not include options to purchase up to 5,200,000 shares of Common Stock, which may vest subject to certain schedules. See "Certain Relationships and Related Transactions."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------

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

         The parties had agreed to the contingent aggregate issuance of up to an additional 4,210,644 shares of Common Stock and warrants to purchase up to 500,000 shares of Common Stock, at an exercise price of $3.50 per share, to Drs. Gura, Uncyk and Lang in the event that the Company's annual pre-tax earnings from operations of the Company during the fiscal years following the date of the Share Exchange Agreement through December 31, 2001 equaled or exceeded $2,000,000, on the following basis: (i) Dr. Gura (2,842,185 shares and 337,500 warrants), (ii) Dr. Lang (947,395 shares and 112,500 warrants), and (iii) Dr. Uncyk (421,064 shares and 50,000 warrants), which reflects the percentage distribution ratio for the initial issuance of the shares of Common Stock in connection with the Share Exchange Agreement to Drs. Gura, Lang and Uncyk, respectively. The Company did not meet the required results of operations through December 31, 2001. However, on May 1, 2002, the parties reached an agreement to issue the contingent securities to Drs. Gura, Uncyk and Lang, based on the understanding in the Share Exchange Agreement that the Company would meet certain funding obligations in order to finance prospective operations of the Company and assist the Company in being able to meet the earnings targets. The warrants will expire on May 1, 2005.

         TECHNOLOGY PURCHASE AGREEMENT. On December 18, 2001, the Company entered into a Technology Purchase Agreement with Victor Gura, M.D. In connection with this agreement, Dr. Gura assigned his rights to two pending United States Patent Applications relating to a Wearable Peritoneal Dialysis System and a Wearable Renal Replacement Therapy Device. The Company issued to Dr. Gura options to purchase up to 5,000,000 shares of Common Stock, with an exercise price of $1.25 per share. Of the 5,000,000 options, 1,000,000 options have vested, and the remaining options may vest in accordance with the achievement of certain prospective milestones with respect to the development of a marketable product relating to the transferred technology. The Company also issued Dr. Gura a promissory note in the amount of $100,000, which is secured by the transferred technology. The note matures on December 18, 2006, and may be canceled in the event that per share price of the Company's Common Stock equals or exceeds $5.00 per share up to the maturity date of the note. In addition, the Company granted options to purchase up to 1,500,000 shares of Common Stock, with an exercise price of $1.25 per share, to Ronald P. Lang for his contributions to the development of the transferred technology. Of the 1,500,000 options, 300,000 options have vested, and the remaining options may vest in accordance with the achievement of the same prospective milestones with respect to the vesting of Dr. Gura's options.

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

         LOANS TO AFFILIATES. Medipace had executed a demand promissory note in favor of the Company in the principal amount of $121,151, dated September 17, 1997, bearing interest at the rate of 8% per annum. Medipace did not make any payments on the promissory note in 1998 and 1999. During 1999, the Company transferred the $75,000 obligation underlying a second promissory note in the same amount to a separate lease receivable in connection with a purchase and leaseback arrangement with Medipace. Medipace had been in default on the lease payable since October 1999. In November 2001 all debts owing by Medipace to the Company were consolidated into a single promissory note in the principal amount of $218,919.32, bearing interest at the rate of 8% per annum. Under the new note, Medipace is obligated to make monthly interest payments in amount of $1,479.73 commencing December 31, 2001 for 24 months, with principal and accrued interest due at maturity on December 31, 2003.

         SALE OF WAREHOUSE ASSETS. As of October 18, 1996, the Company completed the sale (the "Warehouse Sale") of certain real estate and other assets, related to the Company's prior business operation of a potato warehouse (the "Warehouse Assets") in Monte Vista, Colorado, to certain former affiliates of the Company for the purchase price of approximately $1,415,000. The purchase price was paid in the form of $550,000 in cash and two (2) promissory notes in the aggregate amount of approximately $865,000 (subject to certain adjustments), and secured by a pledge of 648,206 shares of Common Stock. As of April 15, 1997, the obligors on the promissory notes assigned 630,206 of the shares of Common Stock to Isaac Flombaum. Mr. Flombaum executed a promissory note payable to the Company in the principal amount of approximately $865,000, bearing interest at the rate of 8% per annum, and due and payable on or before February 23, 1998. The promissory notes executed by the initial obligors were cancelled. Further, Mr. Flombaum agreed to pay the additional sum of approximately $135,000 to the Company on the due date of the $865,000 promissory note, with interest accruing at the rate of ten percent (10%) per annum from February 23, 1999, as additional consideration for the Company's agreement to consent to the assignment of the 630,206 shares. The obligations owing to the Company by Mr. Flombaum are currently secured by 270,206 shares of Common Stock, which currently are held in escrow. Mr. Flombaum agreed to assign 300,000 shares, previously held in escrow and securing the note, to a third party consultant to whom the Company had a contractual obligation to issue 300, 000 shares of Common Stock. Through December 31, 2001, the Company has received payment of $76,800 of accrued interest on the promissory note through the liquidation of 60,000 of the originally pledged shares. The Company has not received any payments on the promissory notes since 1997. The Company has agreed to extend the maturity date of the promissory notes through and including February 23, 2003.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

     A.  FINANCIAL STATEMENTS
         --------------------

         Consolidated balance sheets of National Quality Care, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended.


     B.  OTHER EXHIBITS
         --------------

2.1 Agreement for Exchange of Stock, dated May 11, 1996, by and among the Company., Los Angeles Community Dialysis, Inc., Victor Gura, M.D., Avraham H. Uncyk, M.D. and Ronald P. Lang, M.D.(1)
3.1      Restated Certificate of Incorporation2
3.2      Bylaws(2)
10.1 Employment Agreement between the Company and Victor Gura, M.D., April 12, 1996(3)
10.2     1996 Employee Compensation Stock Option Plan(4)
10.3     1996 Stock Option Plan(5)
10.4     1998 Stock Option Plan(6)
10.5 Technology Purchase Agreement, dated as of December 18, 2001, between the Company and Victor Gura, M.D.
10.6 Non-Qualified Stock Option Agreement, dated as of December 18, 2001, between the Company and Victor Gura, M.D.
10.7 Non-Qualified Stock Option Agreement, dated as of December 18, 2001, between the Company and Ronald P. Lang, M.D.
23.1     Consent of Moss Adams LLP

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

6. Filed as part of the Company's Registration Statement on Form S-8 dated March 5, 1999.

7. Filed as part of the Company's Current Report on Form 8-K dated December 21, 1999

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Company is currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and in accordance therewith files reports, proxy statements and other information with the Commission. Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington D.C. 20549; at its New York Regional Office, 233 Broadway, New York, New York 10279; and at its Chicago Regional Office, 175 West Jackson Boulevard, Suite 900, Chicago, Illinois 60604, and copies of such materials can be obtained from the Public Reference Section of the Commission at its principal office in Washington, D.C., at prescribed rates. In addition, such materials may be accessed electronically at the Commission's site on the World Wide Web, located at http://www.sec.gov. The Company intends to furnish its stockholders with annual reports containing audited financial statements and such other periodic reports as the Company may determine to be appropriate or as may be required by law.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NATIONAL QUALITY CARE, INC.


Dated: May 13, 2002             By: /s/ Victor Gura, M.D.
                                    --------------------------------------------
                                    Victor Gura, M.D.
                                    Chief Executive Officer, Chief Financial
                                    Officer and Director

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

                                NATIONAL QUALITY CARE, INC.



Dated:  May 13, 2002            By: /s/ Victor Gura, M.D.
                                    --------------------------------------------
                                    Victor Gura, M.D.
                                    Chief Executive Officer, Chief Financial
                                    Officer and Director



Dated:  May 13, 2002            By: /s/ Ronald P. Lang, M.D.
                                    --------------------------------------------
                                    Ronald P. Lang, M.D.
                                    Director



Dated:  May 13, 2002            By: /s/ Jose Spiwak, M.D.
                                    --------------------------------------------
                                    Jose Spiwak, M.D.
                                    Director



Dated:  May 13, 2002            By: /s/ Melinda McIntyre-Kolpin
                                    --------------------------------------------
                                    Melinda McIntyre-Kolpin
                                    Director

                              NATIONAL QUALITY CARE

                          INDEPENDENT AUDITORS' REPORT

                                       AND

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

CONTENTS
--------------------------------------------------------------------------------



INDEPENDENT AUDITORS' REPORT                                              F-1

FINANCIAL STATEMENTS

  Consolidated balance sheets                                             F-2
  Consolidated statements of operations                                   F-3
  Consolidated statements of stockholders' equity (deficit)               F-4
  Consolidated statements of cash flows                                   F-5
  Notes to consolidated financial statements                         F-6 to F-19

                          INDEPENDENT AUDITOR'S REPORT




To the Stockholders and Board of Directors of National Quality Care, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of National Quality Care, Inc. and Subsidiary as of December 31, 2000 and 2001 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Quality Care, Inc. and Subsidiary as of December 31, 2000 and 2001, and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



MOSS ADAMS LLP


Los Angeles, California
February 20, 2002 (except for Note 13,
as to which the date is May 1, 2002)


NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                                            2000           2001
------------------------------------------------------------------------------------------------
                                              ASSETS
CURRENT ASSETS
  Cash                                                               $     1,200    $     3,121
  Accounts receivable, net of allowance for doubtful accounts
       of $96,000 in 2000 and $273,000 in 2001                         1,096,810        601,878
  Supplies inventory                                                      56,598         78,797
  Deferred income taxes                                                   60,000             --
  Prepaid expenses and other assets                                      110,374        184,063
                                                                     ------------   ------------
              Total current assets                                     1,324,982        867,859

PROPERTY AND EQUIPMENT,  net                                             520,549        400,763

PROPERTY HELD FOR SALE, net                                            1,988,322      1,943,699

OTHER ASSETS                                                              38,118        173,230
                                                                     ------------   ------------
              Total assets                                           $ 3,871,971    $ 3,385,551
                                                                     ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Accounts payable                                                   $ 1,172,993    $   974,176
  Accrued expenses                                                       330,144        422,172
  Notes payable and current portion of long-term debt                    262,546        424,589
                                                                     ------------   ------------
              Total current liabilities                                1,765,683      1,820,937

LONG-TERM DEBT, net of current portion                                 1,790,515      1,903,771
                                                                     ------------   ------------
              Total liabilities                                        3,556,198      3,724,708
                                                                     ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.01 par value, 5,000,000 shares authorized;
      no shares issued and outstanding                                        --             --
   Common stock, $.01 par value, 50,000,000 shares authorized;
      9,889,878 and 9,939,878 shares issued and outstanding               98,898         99,398
   Additional paid-in capital                                          2,177,657      2,182,907
   Receivables from stockholders, net                                   (266,359)      (320,279)
   Accumulated deficit                                                (1,694,423)    (2,301,183)
                                                                     ------------   ------------
              Total stockholders' equity (deficit)                       315,773       (339,157)
                                                                     ------------   ------------
              Total liabilities and stockholders' equity (deficit)   $ 3,871,971    $ 3,385,551
                                                                     ============   ============

The accompanying notes are an integral part of these financial statements                    F-2


NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS


YEARS ENDED DECEMBER 31,                                                              2000           2001
--------------------------------------------------------------------------------------------------------------

REVENUE
    Medical service revenue                                                      $  4,304,248    $  4,084,278
    Rental income                                                                     271,700         271,700
                                                                                 -------------   -------------
        Total revenue                                                               4,575,948       4,355,978

OPERATING EXPENSES
    Cost of medical services                                                        3,000,060       3,112,626
    Selling, general and administrative                                             1,009,376       1,280,067
    Depreciation and amortization                                                     136,278         135,640
    Rental and other                                                                   80,096          82,233
                                                                                 -------------   -------------
        Total operating expenses                                                    4,225,810       4,610,566
                                                                                 -------------   -------------
        Income (loss) from operations                                                 350,138        (254,588)
                                                                                 -------------   -------------

OTHER INCOME (EXPENSE)
    Interest expense                                                                 (268,632)       (291,080)
    Interest income                                                                     4,700           7,837
    Miscellaneous                                                                     (13,972)         (3,744)
                                                                                 -------------   -------------
        Total other expense                                                          (277,904)       (286,987)
                                                                                 -------------   -------------
        Income (loss) before provision for income taxes and extraordinary item         72,234        (541,575)

INCOME TAX PROVISION (BENEFIT)                                                        (87,180)         65,185
                                                                                 -------------   -------------
        Income (loss) before extraordinary item                                       159,414        (606,760)

EXTRAORDINARY ITEM
    Extraordinary item - Gain from extinguishment of
        debt (net of income taxes of $34,000)                                          51,462              --
                                                                                 -------------   -------------
NET INCOME (LOSS)                                                                $    210,876    $   (606,760)
                                                                                 =============   =============
BASIC AND DILUTED EARNINGS PER COMMON SHARE
    Income (loss) before extraordinary item                                      $       0.02    $      (0.06)
    Extraordinary gain                                                                     --              --
                                                                                 -------------   -------------
    Basic and diluted earnings per share                                         $       0.02    $      (0.06)
                                                                                 =============   =============
WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)                                         9,890,000       9,928,000
                                                                                 =============   =============
WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)                                      10,099,000       9,928,000
                                                                                 =============   =============

The accompanying notes are an integral part of these financial statements                                  F-3


NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


YEARS ENDED DECEMBER 31, 2000 AND 2001
------------------------------------------------------------------------------------------------------------------
                                      Common stock        Additional    Receivables                      Total
                              --------------------------    Paid-in        from        Accumulated    Stockholders'
                                 Shares        Amount       Capital     Stockholders     Deficit     Equity (Deficit)
                              ------------  ------------  ------------  ------------   ------------   ------------
BALANCE - DECEMBER 31, 1999     9,889,878   $    98,898   $ 2,177,657   $  (266,703)   $(1,905,299)   $   104,553

   Changes in receivables
      from stockholders                --            --            --           344             --            344

   Net income                          --            --            --            --        210,876        210,876
                              ------------  ------------  ------------  ------------   ------------   ------------
BALANCE - DECEMBER 31, 2000     9,889,878        98,898     2,177,657      (266,359)    (1,694,423)       315,773

   Issuance of common stock        50,000           500         5,250         5,750
   Changes in receivables
      from stockholders                --            --            --       (53,920)            --        (53,920)

   Net loss                            --            --            --            --       (606,760)      (606,760)
                              ------------  ------------  ------------  ------------   ------------   ------------
BALANCE - DECEMBER 31, 2001     9,939,878   $    99,398   $ 2,182,907   $  (320,279)   $(2,301,183)   $  (339,157)
                              ============  ============  ============  ============   ============   ============

The accompanying notes are an integral part of these financial statements                                      F-4


NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                                2000        2001
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                $ 210,876    $(606,760)
    Adjustments to reconcile net income (loss) to net cash
         from operating activities:
       Depreciation and amortization                                   180,376      180,864
       Allowance for doubtful accounts                                (104,000)     176,667
       Extraordinary item                                              (85,462)          --
       Deferred income taxes                                           (60,000)      60,000
       Issuances of common stock for services                               --        5,750
       Changes in assets and liabilities:
          Accounts receivable                                         (271,692)     322,066
          Supplies inventory                                            45,104      (22,199)
          Prepaid expenses                                                  --     (107,129)
          Other assets                                                  (8,606)       7,888
          Accounts payable                                             289,248     (198,817)
          Accrued expenses                                              24,338       92,028
                                                                     ----------   ----------

                  Net cash provided (used) by operating activities     220,182      (89,642)
                                                                     ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                 (20,308)     (16,455)
    Changes in receivable from stockholder, net                            344      (53,920)
                                                                     ----------   ----------
                  Net cash used by investing activities                (19,964)     (70,375)
                                                                     ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Cash overdraft                                                      47,001           --
    Proceeds from short and long-term borrowings                            --      351,381
    Repayment of short and long-term borrowings                       (306,833)    (189,443)
                                                                     ----------   ----------
                  Net cash (used) provided by financing activities    (259,832)     161,938
                                                                     ----------   ----------
NET (DECREASE) INCREASE IN CASH                                        (59,614)       1,921

CASH, beginning of year                                                 60,814        1,200
                                                                     ----------   ----------
CASH, end of year                                                    $   1,200    $   3,121
                                                                     ==========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for
       Interest                                                      $ 268,632    $ 294,825
                                                                     ==========   ==========
       Income taxes                                                  $   6,820    $   5,185
                                                                     ==========   ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH
        INVESTING AND FINANCING ACTIVITIES:
    Equipment acquired under capital lease obligations               $  61,578    $      --
                                                                     ==========   ==========
    Acquisition of technology rights with long-term note             $      --    $ 100,000
                                                                     ==========   ==========


The accompanying notes are an integral part of these financial statements                F-5

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

         FINANCIAL CONDITION - The Company experienced a significant net loss in 2001 and as a result has an accumulated stockholders' deficit of approximately $339,000 as of December 31, 2001. Additionally, the Company had negative cash flow from operations of approximately $90,000 for the year ended December 31, 2001, and as of December 31, 2001 has a working capital deficiency (defined as current assets minus current liabilities) of approximately $953,000. Such a deficiency indicates the company may not be able to meet its current obligations as they come due without additional financing or positive cash flow from operating activities.

         Management has taken certain actions and is pursuing additional measures to support the Company's current operating plan, including the following:

         o Operating costs have been reduced by eliminating certain staff positions.
         o Efficiencies in operations are being improved by shifting service days to certain patients in order to yield a more steady flow of service revenue and thereby minimize the cost of patient service.
         o An unprofitable line of business (technical training institute) which was opened in 2001 has been closed until such time that management believes it can be operated profitably.
         o A second operating facility is being planned, which is expected to immediately contribute to operating profits without requiring additional administrative overhead. The implementation of this new facility would require funding from an outside source, which is currently being explored.
         o Continue to improve profitability by negotiating more favorable terms in contracts with existing providers, and with new potential providers.
         o The Company has entered into an agreement to sell a building currently being leased. The net cash proceeds to the Company are expected to be approximately $300,000. Closing of escrow is expected by the middle of May 2002.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of National Quality Care, Inc. and its wholly owned subsidiary, Los Angeles Community Dialysis, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

         CASH AND CASH EQUIVALENTS - For purposes of cash flows, the Company considers all highly liquid investments with a maturity where acquired of three months or less to be cash equivalents.

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

         OTHER ASSETS - Included in other assets is approximately $28,000 in loan fees and closing costs related to the purchase of land and building. The fees are being amortized on a straight-line basis over ten years. Total amortization expense for the year ended December 31, 2000 and 2001 was $6,265 and $5,820, respectively.

         Other assets also includes technology rights acquired in a transaction described in Note 8. The Company will begin amortizing this intangible asset and when revenue generating activities commence pursuant to the use of the technology.

         REVENUE RECOGNITION - Medical service revenue is recognized in the period the service is performed. The amount of revenue is based on the Company's established billing rates less allowances and discounts principally for patients covered by Medicare, Medi-Cal and other contractual programs. Payments under these programs are based on either predetermined rates or the costs of services. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. These contractual allowances and discounts are charged to accounts receivable in the accompanying consolidated balance sheets.

         The Medicare and Medi-Cal programs, which are the largest payors for services rendered by the Company, combined to account for approximately 63% and 61% of the Company's net revenues for the years ended December 31, 2000 and 2001, respectively. The Company is a party to nonexclusive agreements with certain third-party payors and termination of such third-party agreements could have an adverse effect on the Company.

         INCOME TAXES - Income tax expense includes federal and state taxes currently payable and deferred taxes arising from temporary differences in the financial reporting bases and tax bases of the Company's assets and liabilities. Income taxes are further explained in Note 6.

         CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to credit risk are primarily cash equivalents and accounts receivable. The Company has placed its cash with one major financial institution. At times, the cash in the financial institution is temporarily in excess of the amount insured by the Federal Deposit Insurance Corporation
(FDIC).

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

         USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

          EARNINGS PER SHARE - Earnings per share are based upon the weighted average number of shares of common stock and common stock equivalents outstanding. In 2000 the Company has included 1,087,500 of options and warrants in the calculation of dilutive earnings per share using the treasury stock method of accounting. Common stock equivalents, which are exercisable into 5,573,000 and 2,480,000 shares of common stock at December 31, 2000 and 2001, respectively, have been excluded because their effect would be antidilutive. However, these instruments could potentially dilute earnings per share in future years.

         NEW ACCOUNTING PRONOUNCEMENTS - During 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards
(SFAS) No. 144 ("Accounting for Impairment or Disposal of Long-Lived Assets"), and No. 143 ("Accounting for Asset Retirement Obligations"). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe the adoption of SFAS 143 and SFAS 144 will have material impact on the financial statements.

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Also in 2001, the FASB issued SFAS No. 142 ("Goodwill and Other Intangible Assets") and No. 141 ("Business Combinations") which are effective for years after 2001. SFAS 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and certain intangible assets no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001. Management does not believe the adoption of SFAS 141 and SFAS 142 will have a material impact on the financial statement.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment and accumulated depreciation and amortization as of December 31, 2000 and 2001 are:

                                                          2000           2001
                                                       ----------     ----------
Automobile                                             $      --      $  11,166
Medical equipment                                        680,856        680,856
Office equipment, furniture and fixtures                  79,589         84,880
Leasehold improvements                                   158,372        158,372
                                                       ----------     ----------
                                                         918,817        935,274
Accumulated depreciation and amortization               (398,268)      (534,511)
                                                       ----------     ----------
                                                       $ 520,549      $ 400,763
                                                       ==========     ==========

         As of December 31, 2001 the Company is actively pursuing the sale of a building and associated land with a total cost of $2,194,607 and accumulated depreciation of $250,908. This property is currently being leased to a third party. The Company continues to depreciate the asset and generate revenue from the leasing activities.

         Depreciation and amortization expense on property and equipment for the years ended December 31, 2000 and 2001 was $174,111 and $180,864, respectively of which $44,624 is included in rental and other expense in the statement of operations. Medical equipment includes $566,671 of equipment under capital lease as of December 31, 2000 and 2001, with accumulated depreciation of $255,184 and $337,066, respectively.

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4 -LEASE RECEIVABLE

         During fiscal 2000, the Company entered into a purchase and leaseback arrangement for $75,000 of equipment with a shareholder affiliate, financing such equipment through a third party. The transaction resulted in a receivable from the shareholder affiliate replacing a portion of the note receivable from that affiliate (see Note 8) and a capital lease liability of an equal amount, at lease inception, to the third party. The receivable is recorded in stockholder's equity in 2000 and 2001. The shareholder affiliate has been in default on the lease receivable during 2000 and 2001. The full amount of unpaid principal and interest has been included in amounts due in 2002. The Company has not recorded interest income on this lease receivable during 2001.

         Minimum payments under the capital lease receivable is as follows:

                  2002                                         $      91,512
                  2003                                                30,504
                  2005                                                 2,542
                                                               --------------

         Total minimum payments                                      124,558
         Amount representing interest at 36%                         (57,651)
                                                               --------------

         Present value of net minimum lease payments           $      66,907
                                                               ==============

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 5 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

          Notes payable, long-term debt and capital lease obligations at December 31, 2000 and 2001 consist of the following:


                                                                                           2000                2001
                                                                                      ----------------   ----------------
        Notes payable in monthly installments of $17,740 including interest at prime plus 2% (7.5% at December 31, 2001) per
           annum through May 2006 and May 2021, collateralized by land, building and equipment and assignment of a $2,000,000
           life insurance on and guarantees by two major stockholders
           (See also Note 13)                                                         $     1,660,839    $     1,621,467

        Term loan, due on demand and if no demand is made, due in
           monthly installments of $1,667 plus interest at 1.5% over the bank's index rate (6.25% at December 31, 2001),
           final installment due on April 30, 2003, secured by accounts receivable
           and personal guarantees by two major stockholders                                   51,657             28,319

        Term loan, due on demand and if no demand is made, due in
           installments of $2,229 plus interest at 1.5% over the bank's prime rate (5.5% at December 31, 2001), final installment
           due on April 30, 2001, secured by accounts  receivable
           and personal guarantees by two major stockholders                                    4,639                 --

        Note Payable, due in monthly installments of $10,000 plus interest
           at 15%, balance due December 2002                                                       --             36,513

        Note payable, due on demand plus interest at 10%,
           final installment due November 2002, secured by equipment                               --             89,986

        Note payable, due in monthly installments of $8,838 plus interest at .75% over the bank's index rate (5.5% at December 31, 2001)
           final installment due January 2003, secured by equipment                                --             95,772

        Note payable, due in monthly installments of $4,031 plus interest at .75% over the bank's index rate (5.5% at December 31, 2001)
           balance due January 2002                                                                --            177,808

        Capitalized lease obligations, aggregate monthly installments of $8,405 including interest at 10% to 23%, due October 2002 through January 2004,
           collateralized by equipment                                                        156,828             73,435


NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 5 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES (Continued)

        Capitalized lease obligations, due in monthly
           installments of $3,488 including interest at 12%, due
           December 2001, collateralized by equipment                                          66,063              9,500

        Capitalized lease obligations, due in monthly
           installments of $1,253 including interest at 12%, due
           December 2005, collateralized by equipment                                          56,429             47,689

        Capitalized lease obligations, due in monthly installments of $2,542 including interest at 36%, due January 2004,
           collateralized by equipment                                                         56,606             47,871

        Note payable to related party (Note 8), interest at 7% per annum
          and principal due December 18, 2006, collateralized by technology rights                 --            100,000
                                                                                      ----------------   ----------------
                                                                                            2,053,061          2,328,360
        Less current portion                                                                 (262,546)          (424,589)
                                                                                      ----------------   ----------------
        Long-term debt                                                                $     1,790,515    $     1,903,771
                                                                                      ================   ================


          Annual principal maturities of long-term obligations, exclusive of capital leases, for future years ending December 31, are:

                 2002                                      $     315,968
                 2003                                             93,145
                 2004                                             89,761
                 2005                                             97,646
                 2006                                             64,991
                 Thereafter                                    1,394,439
                                                           --------------
                                                           $   2,055,950
                                                           ==============

         Minimum lease payments under capital leases for future years ending December 31, are:

                  2002                                     $     129,688
                  2003                                            49,712
                  2004                                            17,583
                  2005                                            15,453
                                                           --------------
         Total minimum payments                                  212,436
         Amount representing interest at 10% to 36%              (36,687)
                                                           --------------

         Present value of net minimum lease payments             175,749

         Current portion                                        (106,621)
                                                           ---------------

                  Long-term portion                        $      69,128
                                                           ===============

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 5 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES (Continued)


         The Company's term loans have a financial covenant which requires net income on a quarterly basis. The Company was not in compliance with this covenant during 2001. The total outstanding balance under these term loans was $28,319 at December 31, 2001.

NOTE 6 - INCOME TAXES

          Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and tax reporting purposes. At December 31, 2000 and 2001, the Company's deferred tax assets are comprised of the following items:

                                                      2000              2001
                                                   ------------     ------------
DEFERRED TAX ASSETS
      Net operating loss carryforward              $ 1,942,000      $ 2,077,000
      Note receivable reserve                          288,000          288,000
      Allowance for doubtful accounts                   38,000          109,000
      Intangible assets                                 13,000            4,000
      Other                                              5,000           22,000
                                                   ------------     ------------
                                                     2,286,000        2,500,000
      Valuation allowance                           (2,226,000)      (2,500,000)
                                                   ------------     ------------
NET DEFERRED TAX ASSET                             $    60,000      $        --
                                                   ============     ============

          The current income tax provision consists of the following at December 31,:

                                                       2000             2001
                                                   ------------     ------------
Current tax provision
    Federal                                        $        --      $        --
    State                                                6,820            5,185
                                                   ------------     ------------
                                                         6,820            5,185
    Change in deferred income taxes, net               (94,000)          60,000
                                                   ------------     ------------
                                                   $   (87,180)     $    65,185
                                                   ============     ============

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 6 - INCOME TAXES (CONTINUED)

          A reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31, 2000 and 2001 follows:

                                                               Percent of                Percent of
                                                                Pre-tax                   Pre-tax
                                                    2000         Income       2001         Income
                                                  ----------   ----------   ----------   ----------
Federal tax expense (benefit)                     $  24,600        34.0 %   $(184,000)      (34.0)%
State tax expense (benefit), net                      4,000         5.6       (31,600)       (5.8)
Change in valuation allowance on deferred taxes     (60,000)      (83.1)      274,000        50.7
Utilization of net operating loss carryforwards     (62,000)      (85.6)           --          --
Other, net                                            6,220         8.4         6,785         1.1
                                                  ----------   ----------   ----------   ----------
NET EXPENSE (BENEFIT)                             $ (87,180)     (120.7)%   $  65,185        12.0 %
                                                  ==========   ==========   ==========   ==========

          At December 31, 2001, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $5,967,000 and $829,000, respectively, which for federal purposes are available to offset future taxable income, if any, through 2020. The federal net operating loss carryforwards include $3,700,000 which are limited by IRC Section 1502; however, the annual effects of such limitations have not been determined.

NOTE 7 - CAPITAL STOCK TRANSACTIONS

          STOCK BASED COMPENSATION - The Company has granted options and warrants to acquire common stock under two plans and various other grants made directly to certain parties for incentive compensation and as compensation for services rendered. As of December 31, 2001, approximately 2,480,000 shares of stock have been authorized for issuance under these arrangements and all instruments authorized have been issued. The vesting requirements and the terms of the options vary widely based on the specific plan or grant. Stock options granted to date expire between two and six years after the original date of grant and vest at date of grant.

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7 - CAPITAL STOCK TRANSACTIONS (CONTINUED)

          Activity in the Company's stock option arrangements are as follows:

                                                         Outstanding
                                             -----------------------------------
                                                                Weighted Average
                                              No of Shares       Exercise Price
                                             ----------------   ----------------

Balance, December 31, 1999                       2,149,000          $ 1.39
Granted                                          1,088,000          $ 0.10
Exercised, expired and canceled                   (787,000)         $(0.33)
                                             ---------------
Balance, December 31, 2000                       2,450,000          $ 1.16
Granted                                          1,237,500          $ 1.46
Exercised, expired and canceled                 (1,207,500)         $(1.51)
                                             ---------------
Balance, December 31, 2001                       2,480,000          $ 1.13
                                             ===============

          The following summarizes information about stock options outstanding at December 31, 2001:

                                                 Outstanding Options
                                   ---------------------------------------------
Range of exercise       Number     Weighted average remaining   Weighted average
     prices          outstanding       contractual life          exercise price
------------------   -----------   --------------------------   ----------------

  $.07 - $1.00        1,690,614            3.8 years                 $ 0.39
  $1.01 - $3.50         789,386            2.1 years                 $ 2.74
                     -----------
                      2,480,000            3.3 years                 $ 1.13
                     ===========

          Had compensation cost for the Company's options granted been determined consistent with SFAS 123, the Company's net loss and loss per share would be affected as follows:

                                                          2000        2001
                                                       ----------   ----------

Net income (loss)
       As reported                                     $ 210,876    $(606,760)
                                                       ==========   ==========
       Pro Forma                                       $ 168,846    $(675,998)
                                                       ==========   ==========
Basic and diluted earnings per share
       As reported                                     $     .02    $    (.06)
                                                       ==========   ==========
       Pro Forma                                       $     .02    $    (.07)
                                                       ==========   ==========

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7 - CAPITAL STOCK TRANSACTIONS (CONTINUED)

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

                  Risk-free                                           Expected
December 31,    interest rate   Expected life   Expected volatility   dividends
------------    -------------   -------------   -------------------   ---------
   2000             6.3%           5 years             153 %              0%
   2001             1.8%           5 years             153 %              0%

          ISSUANCE OF COMMON STOCK - During 2001, the Company's Board of Directors authorized the issuance of 4,210,644 shares of common stock and warrants for the purchase of 500,000 shares of common stock, at $3.50 per share, to 3 shareholders in connection with the 1996 Agreement for the Exchange of Stock between Los Angeles Community Dialysis, Inc. and National Quality Care, Inc. (formerly Sargent, Inc.). In that exchange agreement, these 3 shareholders received rights to receive up to 4,210,644 additional shares and warrants for 500,000 shares in the exchange. The issuance of these shares and warrants was contingent upon the Company's achievement of certain measures of financial performance through December 31, 2000. During 2001, the Company's Board of Directors made a determination that these individuals had met the performance objectives as contemplated by the 1996 merger agreement and that the Company's failure to meet the specific financial performance criteria as stipulated in the merger agreement were due to causes beyond the control of the 3 shareholders. The Company intends to issues these additional shares and warrants in fiscal 2002. Such issuance will have no impact on the financial condition or results of operations since their issuance is without monetary consideration and without regard to specific services rendered.

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 8 - RELATED PARTY TRANSACTIONS

          NOTE RECEIVABLE - The following related party notes receivable are presented in the accompanying balance sheets as offset to shareholders' equity.

                                                           December 31,
                                                  ------------------------------
                                                      2000               2001
                                                  -----------        -----------
Note receivable for advances to an
entity controlled by an
officer/shareholder, interest at 8% per
annum, unsecured, due on demand                   $   56,662         $  110,582

Note receivable created in sale/
leaseback transaction (see Note 4) to an
entity controlled by an officer/
shareholder                                           66,907             66,907

Notes receivable from shareholder, non-
interest bearing, secured by 570,000
shares of common stock of the Company,
due February 2002, negotations for
further extension of due date in process             861,790            861,790

Less: valuation allowance                           (719,000)          (719,000)
                                                  -----------        -----------

                                                     142,790            142,790
                                                  -----------        -----------
                                                  $  266,359         $  320,279
                                                  ===========        ===========

         OFFICE SPACE - The Company provides a portion of its corporate office space to an affiliated entity. The Company leases this facility for $1,700 per month and provides the space to the affiliate at no charge.

         TECHNOLOGY PURCHASE AGREEMENT - In December 2001, the Company entered into an agreement for the purchase of certain technology from its president, Victor Gura, M.D. In connection with this agreement, Dr. Gura assigned his rights to two pending United States Patents Applications relating to a Wearable Peritoneal Dialysis System and a Wearable Renal Replacement Therapy Device. The Company issued to Dr. Gura options to purchase up to 5,000,000 shares of Common Stock, with an exercise price of $1.25 per share. Of the 5,000,000 options, 1,000,000 options vest immediately, and the remaining options may vest in accordance with the achievement of certain prospective milestones with respect to the development of a marketable product relating to the technology. The Company issued Dr. Gura a promissory note in the amount of $100,000, which is secured by the transferred technology. The note matures on December 18, 2006, and may be canceled in the event that the per-share price of the Company's Common Stock equals or exceeds $5.00 per share at any time through the maturity date of the note. In addition, the Company granted options to purchase up to 1,500,000 shares of Common Stock, with an exercise price of $1.25 per share, to Ronald P. Lang for his contributions to the development of the technology. Of the 1,500,000 options, 300,000 options vest immediately and the remaining options may vest in accordance with the achievement of the same prospective milestones with respect to the vesting of Dr. Gura's options.

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

                  2002                                     $     172,304
                  2003                                           165,987
                  2004                                           165,987
                  2005                                           175,634
                  2006                                           248,814
                                                           -------------
                                                           $     928,726
                                                           =============

          Total rent expense, including equipment rentals, for the years ended December 31, 2000 and 2001 amounted to approximately $249,000 and $233,000, respectively.

          The Company leases land and a building with a cost of approximately $2,195,000 under a 30-year master lease to a third party who is responsible for paying expenses and servicing the debt associated with the property. The master lease stipulates the rent through 2005 will be $22,642 per month. If ongoing building expenses and debt servicing payments are less than the stipulated rent, then the difference is reflected as a receivable from the tenant. This receivable is included in other assets and was $52,587 and $95,910 at December 31, 2000 and 2001, respectively.

NOTE 10 - EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) profit sharing plan that covers substantially all employees who meet the eligibility requirements of the plan. Contributions to the plan are made at the discretion of management and were $3,697 and $2,350 for 2000 and 2001, respectively.

NOTE 11 - MALPRACTICE INSURANCE

         The Company and physicians employed by the Company are insured by American Healthcare Indemnity. The Company's financial obligation is limited to its premiums for malpractice insurance coverage. American Healthcare Indemnity provides claims-based malpractice insurance coverage which covers only asserted malpractice claims within policy limits. The Company purchases tail insurance coverage when necessary and includes the cost of the premiums in the year the tail is purchased. Management does not believe there are material uninsured malpractice costs at December 31, 2001.

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

                                       Medical         Property
     December 31, 2000                 Services        Leasing          Total
-----------------------------        ------------    ------------   ------------

  Total income                       $ 4,304,248     $   271,700    $ 4,575,948
  Operating income                   $   158,534     $   191,604    $   350,138
  Property and equipment, net        $   520,549     $        --    $   520,549
  Assets held for sale, net          $        --     $ 1,988,322    $ 1,988,322
  Interest expense                   $    82,485     $   186,147    $   268,632

     December 31, 2001
-----------------------------

  Total income                       $ 4,084,278     $   271,700    $ 4,355,978
  Operating income (loss)            $  (444,055)    $   189,467    $  (254,588)
  Property and equipment, net        $   394,862     $        --    $   394,862
  Assets held for sale, net          $        --     $ 1,943,699    $ 1,943,699
  Interest expense                   $   133,598     $   157,482    $   291,080

NOTE 13 - SUBSEQUENT EVENT

         On May 1, 2002, the Company entered into an agreement for the sale of property at a price of $2,125,000. Upon the close of the sale, proceeds will be used to repay debt associated with the property, which as of December 31, 2001 amounts to $1,621,467 (See also Note 5).