Form 10QSB
period 2002-03-31
NATIONAL QUALITY CARE INC
filed 2002-05-20
CIK 872544

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

                       For the Quarter Ended March 31,2002

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

                The number of shares of common stock outstanding
                        as of May 14, 2002 is 14,150,522

                           National Quality Care, Inc.

                                Table of Contents

                                                                            Page

Part I.   Financial Information                                              3

          Item 1.     Financial Statements

                      Consolidated Balance Sheets as of
                      March 31, 2002 and December 31, 2001                   4

                      Consolidated  Income Statements for the Three
                      Months Ended March 31, 2002 and 2001                   5

                      Consolidated  Statements of Cash Flows for the
                      Three Months Ended March 31, 2002 and  2001            6

                      Notes to Consolidated Financial Statements             7

          Item 2.     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations          8

Part II.  Other Information

          Item 1.     Legal Preceedings                                     12

          Item 2.     Changes in Securities and Use of Proceeds             12

          Item 3.     Defaults Under Senior Securities                      12

          Item 4.     Submission of Matters to a Vote of Security Holders   12

          Item 5.     Other Information                                     12

          Item 6.     Exhibits and Reports on Form 8-K                      12

Signatures                                                                  13

                         PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
        --------------------

                                            NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                                                             CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------

                                     ASSETS
                                                            March 31,    December 31,
                                                              2002           2001
                                                          ------------   ------------
                                                          (Unaudited)   (Derived from
                                                                       audited balances)
                                 CURRENT ASSETS
  Cash and cash equivalents                               $     8,196    $     3,121
  Accounts receivable, net of allowance for
    doubtful accounts of $273,000                             517,722        601,878
  Supplies inventory                                           66,926         78,797
    Other                                                     241,908        184,063
                                                          ------------   ------------
      Total current assets                                    834,752        867,859

PROPERTY AND EQUIPMENT, net                                   362,915        400,763
PROPERTY HELD FOR SALE, net                                 1,936,829      1,943,699
DEPOSITS AND OTHER LONG-TERM ASSETS                           128,664        173,230
                                                          ------------   ------------
      Total assets                                        $ 3,263,160    $ 3,385,551
                                                          ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and cash overdraft                     $   978,992    $   974,176
  Accrued expenses                                            460,002        422,172
  Notes payable and current portion of long-term debt         431,089        424,589
                                                          ------------   ------------
      Total current liabilities                             1,870,083      1,820,937
LONG-TERM DEBT, NET OF CURRENT PORTION                      1,731,150      1,903,771
                                                          ------------   ------------
      Total liabilities                                     3,601,233      3,724,708
                                                          ------------   ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized; no shares issued and outstanding                   --             --
  Common stock, $.01 par value, 50,000,000 shares
    authorized; 9,939,878 shares issued and outstanding
                                                               99,398         99,398
  Additional paid-in capital                                2,182,907      2,182,907
  Receivables from stockholders, net                         (319,855)      (320,279)
  Accumulated deficit                                      (2,300,523)    (2,301,183)
                                                          ------------   ------------
      Total stockholders' equity                             (338,073)      (339,157)
                                                          ------------   ------------
      Total liabilities and stockholders' equity          $ 3,263,160    $ 3,385,551
                                                          ============   ============

    The accompanying notes are an integral part of these financial statements

                                        4

                                    NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                                      CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
                                                          Three months ended
                                                              March 31,
                                                    ----------------------------

                                                        2002             2001
                                                    ------------    ------------

REVENUE
    Medical services and tuition                    $   941,430     $ 1,039,417
    Property rental                                      67,925          67,925
                                                    ------------    ------------

            Total revenue                             1,009,355       1,107,342
                                                    ------------    ------------

OPERATING EXPENSES
    Cost of medical services                            729,725         687,426
    Selling, general and administrative                 223,984         273,772
    Depreciation and amortization                        35,626          34,867
    Property rental expense and depreciation             20,558          20,558
                                                    ------------    ------------

            Total operating expenses                  1,009,893       1,007,623
                                                    ------------    ------------
            Income from operations                         (538)         99,719
                                                    ------------    ------------
OTHER INCOME (EXPENSE)
    Interest expense                                    (44,322)        (61,943)
    Interest income                                          11
    Other income (expense), net                          50,343         (19,439)
                                                    ------------    ------------
      Total other expense                                 6,021         (81,371)
                                                    ------------    ------------

      Income before income taxes                          5,483          18,348

PROVISION FOR INCOME TAXES                                4,823           5,023
                                                    ------------    ------------

NET INCOME                                          $       661     $    13,325
                                                    ============    ============

BASIC AND DILUTED INCOME PER SHARE                  $        --     $        --
                                                    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC                                           9,940,000       9,904,000
                                                    ============    ============
      DILUTED                                         9,940,000       9,904,000
                                                    ============    ============

    The accompanying notes are an integral part of these financial statements

                                             NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                     FOR THE THREE MONTHS ENDED MARCH 31,
-----------------------------------------------------------------------------------------

                                                                     2002         2001
                                                                  ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                   $     661    $  13,325
     Adjustments to reconcile net income to net cash
         provided in operating activities:
         Depreciation and amortization                               45,216       46,023
         Issuance of common stock for services                           --        3,250
         Changes in assets and liabilities:
              Accounts receivable                                    84,156      (38,290)
              Supplies inventory                                     11,871       10,495
              Other assets                                          (13,279)     (23,821)
              Accounts payable                                      (72,392)      98,344
              Accrued expenses                                       37,830      (10,804)
                                                                  ----------   ----------
                      Net cash provided by operating activities      94,063       98,522
                                                                  ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Changes in receivable from stockholder, net                        424           --
     Purchase of Equipment                                             (498)     (16,164)
                                                                  ----------   ----------
                      Net cash used by investing activities             (74)     (16,164)
                                                                  ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Cash overdraft                                                  77,208       11,731
     Repayment of short and long-term borrowings                   (166,120)     (90,080)
                                                                  ----------   ----------
                      Net cash used by financing activities         (88,912)     (78,349)
                                                                  ----------   ----------

NET INCREASE IN CASH                                                  5,055        4,009
CASH, beginning of period                                             3,121        1,200
                                                                  ----------   ----------
CASH, end of period                                               $   8,176    $   5,209
                                                                  ==========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for
         Interest                                                 $  53,074    $  61,943
         Income taxes                                             $   4,823        5,023
     Non-cash investing and financing activities:
         Conversion of accounts payable and accrued liabilities
            to notes payable                                      $      --    $ 301,387
         Interest receivable from stockholder accrued but
            not received                                          $      --    $      --

    The accompanying notes are an integral part of these financial statements

                                        6

                           NATIONAL QUALITY CARE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002

(1) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of Management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included in the interim period. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

(2) PRINCIPLES OF CONSOLIDATION

         The Consolidated financial statements include the accounts of National Quality Care, Inc. and its wholly owned subsidiaries, Los Angeles Community Dialysis, Inc. and American Institute of Renal Technology.

(3) NOTES PAYABLE

         In 2001 the Company converted $301,387 of certain accounts payable and accrued expenses with two major vendors into notes payable. One note bears interest at 10% with monthly payments of $9,000 plus interest through April 2002. At the time of filing this note is paid off. The other note bears interest at 12% with monthly payments of $10,000 plus interest through May 2002 with a final payment of $25,000 in June 2002.

         In May 2001 the Company obtained a $150,000 working line of credit and a $200,000 construction term loan. The line of credit is due on December 1, 2002 and term loan is due May 14, 2006. Both loans require monthly principal and interest payments at prime plus 0.75%.

         The Company's financial statement debt covenants related to certain note obligations require income on a quarterly basis. The Company was in compliance with these covenants at March 31, 2002.

(4) NOTES RECEIVABLE

         Medipace Medical Group, Inc., an affiliate of two of the Company's four
(4) directors and largest stockholders, has executed a demand promissory note in favor of the Company in the principal amount of $85,000, dated July 31, 2001 which beared interest at the rate of 10% per annum. $38,750 of the note has been repaid with the balance in amount of $47,505(including interest ) due on September 30, 2001. The note was in default.

         In November 2001 all debts (including interest) previously owed by Medipace Medical Group, Inc. to the Company were consolidated into a single promissory note in the principal amount of $218,919.32 bearing interest at the rate of 8% per annum. Under the new note, Medipace is obligated to make monthly interest payments of $1,479.73 commencing December 31, 2001 for 24 months, with principal and accrued interest due at maturity on December 31, 2003.

         In February 2002 a new short term loan in amount of $12,000 has been issued to Medipace Medical Group. Due to the terms of the loan no note was executed. On both notes balances remain owing and the notes are in default.

(5) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         During 2001, the Financial Accounting Standards Board (FASB) issued StatementS of Financial Accounting Standards (SFAS)No.141 ("Business Combinations"), No.142 (" Goodwill and Other Intangible Assets"), No.144 (" Accounting for Impairment of Disposal of Long-Lived Assets")effective for fiscal years eginning after December 15, 2001 and No.143 (" Accounting for Asset Retirement Obligations")effective for fiscal years beginning after June 15, 2002. Management believes these pronouncements will not have a material effect on the Company's financial statements or disclosures.

(6) RECENT ISSUANCES OF UNREGISTERD SECURITIES

         Share Exchange Agreement; Conditional Issuance of Shares and Warrants. On May 11, 1996, the Company, Los Angeles Community Dialysis, Inc. ("LACD") , victor Gura, M.D., Avraham Uncyk, M.D. and Ronal Lang, M.D. completed the transactions contemplated by an Agreement for Exchange of Stock (the "Share Exchange Agreement"). In connection with the Share Exchange Agreement, the Company issued an aggregate of 4,234,128 shares of Common Stock to Drs. Gura, Uncyk and Lang in exchange for 100% of the issued and outstanding shares of common stock of LACD.

         The parties had agreed to the contingent aggregate issuance of up to an additional 4,210,644 shares of Common Stock and warrants to purchase up to 500,000 shares of Common Stock, at an exercise price of $3.50 per share, to Drs. Gura, Uncyk and Lang in the event that the Company's annual pre-tax earnings from operations of the Company during the fiscal years following the date of the Share Exchange Agreement through December 31, 2001 equaled or exceeded $2,000,000, on the following basis: (i) Dr. Gura (2,842,185 shares and 337,500 warrants), (ii)Dr. Lang ( 947,395 shares and 112,500 warrants), and (iii) Dr. Uncyk (421,064 shares and 50,000 warrants), which reflects the percentage distribution ratio for the initial issuance of the shares of Common Stock in connection with the Share Exchange Agreement to Drs. Gura, Lang and Uncyk, respectively. The Company did not meet the required results of operations through December 31, 2001. However, on May 1, 2002, the parties reached an agreement to issue the contingent securities to Drs. Gura, Uncyk and Lang, based on the understanding in the Share Exchange Agreement that the Company would meet certain funding obligations in order to finance prospective operations of the Company and assist the Company in being able to meet the earning targets. The warrants will expire on May 1, 2005.

(7) FINANCIAL CONDITION

         The Company has recorded net profit of $661 in the current quarter. Additionally the Company's current liabilities exceeded its current assets by $ 1,035,331 as of March 31, 2002. To date , the Company has relied primarily of operating cash flow and debt to sustain its operations. Management has taken certain actions and is pursuing additional measures to support the Company's current operating plan, including taking appropriate measures to continue raising equity and other financing from various sources and actively marketing to increase its patient base.

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

         During 2001, the Company started a wholly-owned subsidiary, American Institute of Renal Technology, which is a school that trains nurses and technicians in the field of hemodialysis and promotes continuing education and knowledge of nephrology to patient care personnel. Management believes there will be certain economic benefits in the opening the school due to the need for trained personnel in this industry.

         Tuition revenue from the school was $3,000 for the three month ended March 31, 2001. The school was not operating during three months ended March 31, 2002.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31,
2001
         Total revenue for the three months ended March 31, 2002 decreased approximately 8.8% to $1,009,355 from $1,107,342 for the three months ended March 31, 2001. Medical service revenue for the three months ended March 31, 2002 decreased approximately 9.2% to $941,430 from $1,036,417 for the three months ended March 31, 2001. This decrease resulted from temporary decrease in patient volume due to hospitalizations in hemodialysis services as well as decrease in patient volume in acute services.

         Total operating expenses for the three months ended March 31, 2002 Increased slightly by 0.23% to $1,009,893 from $1,007,623 for the three months ended March 31, 2001. Total operating expenses include (i) Cost of medical services, (ii) Selling, general and administrative expenses, and (iii) Property rental expenses, as follows:

         Cost of medical services for the three months ended March 31, 2002 Increased 7.5% to $729,725 from $678,426 for the three months ended March 31, 2001. Cost of medical services primarily consists of two (2) categories: (i) Medical services and supplies, and (ii) Outside services.

         Medical services and supplies for the three months ended March 31, 2002 increased approximately 12.1% to $580,069 from $517,525 for the three months ended March 31, 2001. The increase was primarily due to an increase in cost of drugs and medical supplies of $73,139 as a result of increased prices. This expense was partially offset by decrease in various other expenses.

         Outside services primarily related to acute services for the three months ended March 31, 2002 decreased 11.9% to $149,656 from $169,901 for the three months ended March 31, 2001. This decrease was directly attributable to the decreased volume of outpatient services.

         Selling, general and administrative expenses during the three months ended March 31, 2002 decreased 18.2%to $223,984 from $273,772 during the three months ended March 31, 2001. This decrease is primarily due to decreases in charges as follows: outside services $12,546, school expenses $4,331; rent $9,328; investor relations $3,395; salary expenses of $11,116; travel expenses $5,200.

         Depreciation and amortization expense during the three months ended March 31, 2002 slightly increased to $35,626 from $34,867 during the three months ended March 31, 2001. This increase in expenses is a result of capitalized medical equipment leases.

         Other expenses changed from an expense of $81,371 to an income of $6,021 for the three months ended March 31, 2001 and March 31, 2002, respectively. The primary reason for this was due to a decrease in interest expense and other charges relating to capital lease obligations, finance charges, and notes, and to successful negotiations of outstanding balances to certain accounts payable in amount of $59,118.

         As a result of the foregoing, the Company generated income of $661 during the three months ended March 31, 2002, as compared to a net income of $13,325 during the three months ended March 31, 2001. The Company experienced income from operations during the three months ended March 31, 2002 of $58,579 compared to an income from operations of $99,719 during the three months ended March 31, 2001. Management believes that decrease in income from operations primarily resulted from a decrease in inpatient services due to hospitalizations. As of December 31, 2001, the Company had net operating loss carry forwards totaling approximately $5,000,000 and $700,000 for Federal and State income tax purposes, respectively.

         LIQUIDITY AND CAPITAL RESOURCES. At March 31, 2002, the ratio of current assets to current liabilities was .45 to 1.00 compared to .48to 1.00 at December 31, 2001.

         The Company's cash flow needs for the three months ended March 31, 2002 were primarily provided from operations. The Company had a working capital deficit of approximately $1,035,331 at March 31, 2002. The working capital deficit at December 31, 2001 was approximately $953,078.

         Cash and cash equivalents were virtually unchanged at $8,196 as of March 31, 2002, as compared to $3,121 as of December 31, 2001. In the first quarter of 2002, the Company was able to successfully negotiate and pay off outstanding balances to certain accounts payable of $99,118 with two vendors, gain from this negotiation was recorded in Other income (expense ) section.

         As of March 31, 2002, the Company had long-term borrowings in the aggregate amount of $2,062,229, the current portion of which was $431,079. As of December31, 2001, the Company had aggregate long-term borrowings of $2,228,360, current portion of which was $424,589. Long term borrowings as of March 31, 2002 dropped by $172,621 as compared with December 31, 2001. The decrease in long-term borrowing is a direct result of the continual repayment of various long-term debt. The Company is current and meeting its debt obligations.

         On May 14, 2001 the Company obtained a $150,000 working line of credit due in full by the end of 2002, and a $200,000 construction term loan due on May 14, 2006 with monthly principal payments. Both loans are at interest rate of Prime plus 1.25%, with a minimum rate of 6%. The current rate is 6%.

         As of March 31, 2002 the Company is pursuing the sale of a building and associated land with a total cost of $2,194,607 and accumulated depreciation of $265,783. The Company has no agreements or commitments relating to the sale of the property and there can be no assurances that the Company will be able to sell the property. This property is currently being leased to a third party. The Company continues to depreciate the asset and generate revenue from the leasing activities. The Company expects to finalize this sale by the end of May 2002.

         As of March 31, 2002, the Company had a note receivable including accrued interest in the amount of $224,838 from Medipace Medical Group, Inc., an affiliate of two of the Company's four (4) directors and largest stockholders, bearing interest at the rate of 8% PER ANNUM, and a short term loan of $12,000 from the same group. Medipace Medical Group is in default on both of these obligations.

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

Dated:  May 20, 2002                             NATIONAL QUALITY CARE, INC.

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