Form 10QSB
period 2002-06-30
NATIONAL QUALITY CARE INC
filed 2002-08-14
CIK 872544

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

                       For the Quarter Ended June 30, 2002

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


                                 YES [X]  NO [ ]

                The number of shares of Common Stock outstanding
                     as of August 12, 2002 were 14,150,522.

                           National Quality Care, Inc.

                                Table of Contents


                                                                            Page

Part I.   Financial Information                                               3

          Item 1.    Financial Statements

                     Consolidated Balance Sheets as of
                     June 30, 2002 and December 31, 2001                      4

                     Consolidated Statements of operations for the Three
                     and Six months Ended June 30, 2002 and 2001              5

                     Consolidated Statements of Cash Flows for the
                     Six Months Ended June 30, 2002 and 2001                  6

                     Notes to Consolidated Financial Statements               7

          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations            8

Part II.  Other Information

          Item 1.    Legal Proceedings                                       12

          Item 2.    Changes in Securities and Use of Proceeds               12

          Item 3.    Defaults Under Senior Securities                        12

          Item 4.    Submission of Matters to a Vote of Security Holders     12

          Item 5.    Other Information                                       12

          Item 6.    Exhibits and Reports on Form 8-K                        12

Signatures                                                                   13

                         PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         --------------------

                                                 NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                                                                  CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------
                              ASSETS
                                                                    June 30,     December 31,
                                                                      2002           2001
                                                                  ------------   ------------
                                                                  (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                                        $   190,306    $     3,121
 Accounts receivable, net of allowance for
     doubtful accounts of $272,667 for both periods                   432,232        601,878
 Supplies inventory                                                    80,059         78,797

 Prepaid expenses and other                                           200,329        184,063
                                                                  ------------   ------------
      Total current assets                                            902,926        867,859

PROPERTY AND EQUIPMENT, NET                                           334,515        400,763
PROPERTY HELD FOR SALE, NET                                                --      1,943,699
DEPOSITS AND OTHER LONG-TERM ASSETS                                    27,620        173,230
                                                                  ------------   ------------
      Total assets                                                $ 1,265,061    $ 3,385,551
                                                                  ============   ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and cash overdraft                              $   957,728    $   974,176
 Accrued expenses                                                     390,447        422,172
 Notes payable and current portion of long-term debt                  189,406        424,589
                                                                  ------------   ------------
      Total current liabilities                                     1,537,581      1,820,937
LONG-TERM DEBT, NET OF CURRENT PORTION                                187,270      1,903,771
                                                                  ------------   ------------
      Total liabilities                                             1,724,851      3,724,708
                                                                  ------------   ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 5,000,000 shares authorized;
     no shares issued and outstanding                                      --             --
 Common stock, $.01 par value, 50,000,000 shares authorized;
     14,150,522 and 9,939,878 shares issued and outstanding
     at June 30, 2002 and December 31, 2001, respectively             141,505         99,398
 Additional paid-in capital                                         2,140,799      2,182,907
 Receivables from stockholders, net                                  (319,854)      (320,279)
 Accumulated deficit                                               (2,422,240)    (2,301,183)
                                                                  ------------   ------------
      Total stockholders' equity                                     (459,790)      (339,157)
                                                                  ------------   ------------
      Total liabilities and stockholders' equity                  $ 1,265,061    $ 3,385,551
                                                                  ============   ============

          The accompanying notes are an integral part of these financial statements

                                              4

                                                           NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                                                       CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------------------------------

                                                Three months ended              Six month ended
                                                     June 30,                       June 30,
                                          -----------------------------   -----------------------------

                                               2002            2001            2002            2001
                                          -------------   -------------   -------------   -------------
REVENUE
    Medical services                      $    856,713    $  1,039,560    $  1,798,142    $  2,078,975
                                          -------------   -------------   -------------   -------------

            Total revenue                      856,713       1,039,560       1,798,142       2,078,975
                                          -------------   -------------   -------------   -------------

OPERATING EXPENSES
    Cost of medical services                   633,653         867,634       1,319,598       1,546,060
    Selling, general and administrative        239,731         289,237         412,565         563,009
    Depreciation and amortization               34,088          34,256          69,714          69,122
                                          -------------   -------------   -------------   -------------
            Subtotal operating expenses        907,472       1,191,127       1,801,877       2,178,191
    Research and Development                    73,342              --         108,053              --
                                          -------------   -------------   -------------   -------------
            Total operating expenses           980,814       1,191,127       1,909,930       2,178,191
                                          -------------   -------------   -------------   -------------
            Loss from operations              (124,101)       (151,567)       (111,788)        (99,216)
                                          -------------   -------------   -------------   -------------
OTHER INCOME (EXPENSE)
    Interest expense                           (31,360)        (66,408)        (75,660)       (128,246)
    Interest income                                  3               9             (19)             21
    Other expense, net                          34,690          29,023          73,174          56,844
                                          -------------   -------------   -------------   -------------
      Total other expense                        3,333         (37,376)         (2,505)        (71,381)
                                          -------------   -------------   -------------   -------------

      Loss before income taxes                (120,768)       (188,943)       (114,293)       (170,597)
                                          -------------   -------------   -------------   -------------
INCOME TAX PROVISION (BENEFIT)                   1,941         (60,000)          6,764         (47,977)
VALUATION ALLOWANCE ON NET
  OPERATING LOSS CARRYFORWARD                       --          60,000              --          53,000
                                          -------------   -------------   -------------   -------------

NET LOSS                                  $   (122,709)   $   (188,943)   $   (121,057)   $   (175,620)
                                          =============   =============   =============   =============

BASIC AND DILUTED LOSS PER SHARE          $      (0.01)   $      (0.02)   $      (0.01)   $      (0.02)
                                          =============   =============   =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC AND DILUTED                     12,762,000       9,931,000      11,359,000       9,917,000
                                          =============   =============   =============   =============

               The accompanying notes are an integral part of these financial statements

                                                   5

                                                             NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                        FOR THE SIX MONTHS ENDED June 30,
---------------------------------------------------------------------------------------------------------

                                                                                  2002           2001
                                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                        $  (121,057)   $  (175,620)
     Adjustments to reconcile net income (loss)
     to net cash provided in operating activities:
        Depreciation and amortization                                              85,698         91,434
         Gain on sale of property                                                  (6,775)            --
         Issuance of common stock for services                                         --          5,750
        Changes in assets and liabilities:
              Accounts receivable                                                 169,646            (56)
              Supplies inventory                                                   (1,262)       (27,130)
              Prepaids, deposits and other                                         87,292        (30,983)
              Accounts payable                                                    (16,448)       (11,238)
              Accrued expenses                                                    (31,725)        81,024
                                                                              ------------   ------------
                           Net cash provided (used) by operating activities       165,369        (66,819)
                                                                              ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Changes in receivable from stockholder, net                                      425             --
     Payment of financing costs                                                        --        (26,000)
     Purchase of Equipment                                                           (855)       (50,492)
     Proceeds from sale of property                                             1,973,930             --
                                                                              ------------   ------------
                      Net cash provided (used) by investing activities          1,973,500        (76,492)
                                                                              ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from short and long-term borrowings                                      --        350,000
     Repayment of capital lease obligation, short
        and long-term borrowings                                               (1,951,684)      (193,627)

                                                                              ------------   ------------
                      Net cash provided (used) by financing activities         (1,951,684)       156,373
                                                                              ------------   ------------

NET INCREASE IN CASH                                                              187,185         13,062
CASH, beginning of period                                                           3,121          1,200
                                                                              ------------   ------------
CASH, end of period                                                           $   190,306    $    14,262
                                                                              ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for
         Interest                                                             $    81,430         18,217
         Income taxes                                                         $     6,764    $     5,023
     Non-cash investing and financing activities:
         Conversion of accounts payable and accrued liabilities
            to notes payable                                                  $        --    $   301,387

                The accompanying notes are an integral part of these financial statements

                                                    6

                           NATIONAL QUALITY CARE, INC.
               NOTESTO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002

(1) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of Management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included in the interim period. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


(2) PRINCIPLES OF CONSOLIDATION

         The Consolidated financial statements include the accounts of National Quality Care, Inc. and its wholly owned subsidiaries, Los Angeles Community Dialysis, Inc. and American Institute of Renal Technology.


(3) NOTES PAYABLE

         In 2001 the Company converted $301,387 of certain accounts payable and accrued expenses with two major vendors into notes payable. One note accrued interest at 10% with monthly payments of $9,000 plus interest. This note was retired in the second quarter of 2002. The other note accrues interest at 10% with monthly payments of $10,000 plus interest through September 2002 with a final payment of $3,815.

         In May 2001, the Company obtained a $150,000 working line of credit and a $200,000 construction term loan. The line of credit was due on December 1, 2001. The Company in currently in discussion with the lender to extend this credit line. As of June 30, 2002, the balance is $118,105. The term loan is due May 14, 2006. As of June 30, 2002 the balance is $188,866. Both loans require monthly principal and interest payments at prime plus .75% with the minimum interest rate at 6%.

         The Company's financial statement debt covenants related to certain note obligations require income on a quarterly basis. The Company was not in compliance with these covenants at June 30, 2002. The balance on the debt was $16,650 as of June 30, 2002.


(4) NOTES RECEIVABLE

         Medipace Medical Group, Inc., an affiliate of two of the Company's four
(4) directors and largest stockholders, has executed a demand promissory note in favor of the Company in the principal amount of $85,000, dated July 31, 2001, which bears interest at the rate of 10% per annum. $38,750 of the note has been repaid with the balance in amount of $47,505(including interest) due on September 30, 2001. The note was then in default.

         In November 2001 all debts (including interest) previously owed by Medipace Medical Group, Inc. to the Company were consolidated into a single promissory note in the principal amount of $218,919 bearing interest at the rate of $8% per annum. Under the new note, Medipace is obligated to make monthly interest payments of $1,480 commencing December 31, 2001 for 24 months, with principal and accrued interest due at maturity on December 31, 2003.

         In February 2002 a new short term loan in amount of $12,000 has been issued to Medipace Medical Group. Both note balances remain owing and the notes are in default.


(5) ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, No.144, Accounting for impairment of Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001 and No.143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. Management believes these pronouncements will not have a material effect on the Company's financial statements or disclosures.

(6) RECENT ISSUANCES OF UNREGISTERD SECURITIES

         On May 11, 1996, the Company, Los Angeles Community Dialysis, Inc. ("LACD"), Victor Gura, M.D., Avraham Uncyk, M.D. and Ronald Lang, M.D.completed the transactions contemplated by an Agreement for Exchange of Stock (the "Share Exchange Agreement"). In connection with the Share Exchange Agreement, the Company issued an aggregate of 4,234,128 shares of Common Stock to Drs. Gura, Uncyk and Lang in exchange for 100% of the issued and outstanding shares of Common Stock of LACD.

         The parties had agreed to the contingent aggregate issuance of up to an additional 4,210,644 shares of Common Stock and warrants to purchase up to 500,000 shares of Common Stock, at an exercise price of $3.50 per share, to Drs. Gura, Uncyk and Lang in the event that the Company's annual pre-tax earnings from operations of the Company during the fiscal years following the date of the Share Exchange Agreement through December 31, 2001 equaled or exceeded $2,000,000, on the following basis: (i) Dr. Gura (2,842,185 shares and 337,500 warrants), (ii) Dr. Lang (947,395 shares and 112,500 warrants), Dr. Uncyk (421,064 shares and 50,000 warrants),which reflects the percentage distribution ratio for the initial issuance of the shares of Common Stock in connection with the Share Exchange Agreement to Drs. Gura, Lang and Uncyk , respectively.

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


(7) FINANCIAL CONDITION

         The Company has recorded net losses of $ 122,709 in the current quarter. Additionally the Company's current liabilities exceeded its current assets by $634,655 as of June 30, 2002. To date, the company has relied primary on operating cash flow and debt to sustain its operations. Management has taken certain actions and is pursuing additional measures to support the Company's current operating plan, including taking appropriate measures to continue raising equity and other financing from various sources and actively marketing to increase patients base.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS","BELIEVES", OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED BELOW UNDER"FORWARD-LOOKING STATEMENTS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED THE COMPANY'S RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.


OVERVIEW OF PRESENTATION.

         Since approximately May 1996, the focus of the Company's principal business operation has been to provide high-quality integrated dialysis services for patients suffering from End Stage Renal Disease ("ESRD").

         The Company has conducted its business through its wholly owned operating subsidiaries, Los Angeles Community Dialysis, Inc. and American Institute of Renal Technology. For purposes of clarity in this section, the term "Company" reflects the financial condition and results of operations of Los Angeles Community Dialysis, Inc., American Institute of Renal Technology and the operations of the parent holding company. Since the last quarter of 2001, the Company has shifted its main emphasis to the research and development of its new technology.

GENERAL

         In January 2001, the Company started a wholly owned subsidiary, American Institute of Renal Technology, which is a school that trains nurses and technicians in the field of hemodialysis and promotes continuing education and knowledge of nephrology to patient care personnel. Management believes there will be certain economic benefits in the opening the school due to the need for trained personnel in this industry. The school was not operating during six months ended June 2002. At the time of filing this report the school has restarted its operations.



RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHES ENDED JUNE 30, 2002 AND JUNE 30, 2001

         Medical Services account for total revenue of the company. Total revenue for the three months ended June 30, 2002 decreased approximately 21% to $856,713 from $1,039,560 for the three months ended June 30, 2001. For the first six months of 2002, total revenue decreased 16% to $1,798,142 from $2,078,975 for the first six months of 2001. This decrease resulted from temporary decrease in outpatient volume due to hospitalizations as well as decrease in patient volume in acute services. Outpatient census has increased again toward the end of the second quarter.

         Operating expenses(excluding Research and Development) for the three months ended June 30, 2002 decreased 24% to $907,472 from $1,191,127 for the three months ended June, 2001. For the first six months of 2002, total operating expenses decreased 17% to $1,801,877 from $2,178,191 for the first six months of 2001. Operating expenses declined at a higher rate than revenue due to the Company cost cutting measures including personnel and stream lining of the operations. Total operating expenses include (i) Cost of medical services, (ii) Selling, general and administrative expenses, and (iii) Research and Development as follows:

         Cost of medical services for the three months ended June 30, 2002 decreased 37% to $633,653 from $867,634 for the three months ended June 30, 2001. For the first six months of 2002, cost of medical services decreased 17% to $1,319,598 from $1,546,060 for the first six months of 2001. Cost of medical services primarily consists of two (2) categories: (i) Medical services and supplies, and (ii) Outside services.

         Medical services and supplies for the three months ended June 30, 2002 decreased approximately 24% to $541,877 from $712,075 for the three months ended June 30, 2001. For the first six months of 2002, Medical services and supplies decreased 12% to $1,075,604 from $1,222,791 for the first six months of 2001. The decrease was primarily due to the reduced usage of drugs and medications, and decrease in payroll costs (decrease of dialysis personnel) due to decrease in patient volume.

         Outside services primarily related to acute services for the three months ended June 30, 2002 decreased 41% to $91,776 from $155,559 for the three months ended June 30, 2001. For the first six months of 2002, outside services decreased 25% to $243,994, as compared to $323,269 for the first six months of 2001. The decrease was directly attributable to the decrease in patient volume in acute services.

         Selling, general and administrative expenses during the three months ended June 30, 2002 decreased 21% to $239,731 from $289,237 during the three months ended June 30, 2001. For the first six months of 2002, selling, general and administrative expenses decreased 36% to $412,565 from $563,009 for the first six months of 2001. This decrease was primarily due to decrease in charges as follows: outside services $13,300; automobile expenses $18,840; computer expenses $11,800; rent expenses $18,000; school expenses $6,400; investor relations $ 28,800; payroll expenses $ 21,400 and travel expenses $7,500. The Company has made an effort and will continue to reduce discretionary operating cost in 2002.

         The Company incurred expenses for research and development program in the amount of $73,342 for the three months ended June 30, 2002 and $108,053 for the six months ended June 30, 2002. These expenses are directly attributable to the Renal Therapy Device (more fully described in form 10-KSB). No such expenses were incurred in the same period last year.

         Other income increased 16% to $34,690 for the three months ended June 30,2002 from $29,023 for the three months ended June 30, 2001. For the six months ended June 30, 2002 other income increased 22% to $73,174 from $56,844 for the same period in 2001. This increase was attributed primarily to the gain on sale of real estate and net Rental Income (see "Liquidity and Capital Resources).

         Prior to selling the real estate, the Company rented the property to a third party. The net revenue derived and the associated operating costs and depreciation expense had previously been reported as separate components of operating income. The net rental income for all periods presented in the accompanying financial statements has been reclassified to "Other Income" in the following amounts three and six months ended June 30, 2002 $31,577 and $78,944, respectively; and three and six months ended June 30, 2001, $47,367 and $ 94,734, respectively.

         As a result of the foregoing, the Company generated loss of $122,708 during the three months ended June 30, 2002, as compared to a loss of $188,943 during the three months ended June 30, 2001. For the first six months of 2002, the Company experienced net loss of $121,057, as compared to loss of $175,620 for the first six months of 2001. The Company experienced loss from operations(excluding Research and Development) during the three months ended June 30, 2002 of $50,759 compared to a loss from operations of $151,567 during the three months ended June 30, 2001. For the first six months of 2002, the Company experienced a loss from operations of $3,735 compared to loss from operations of $99,216 for the first six months of 2001.


         LIQUIDITY AND CAPITAL RESOURCES.

         At June 30, 2002, the ratio of current assets to current liabilities was .59 to 1.00 compared to .48 to 1.00 at December 31, 2001

         The Company's cash flow needs for the six months ended June 30, 2002 were primarily provided from sale of the rental property (see below). The Company had a working capital deficit of approximately $634,655 at June 30, 2002. The working capital deficit at December 31, 2001 was approximately $953,078.

         Cash and cash equivalents were $190,306 as of June 30, 2002, as compared to $3,121 as of December 31, 2001. In the first quarter of 2002, the Company was able to successfully negotiate and pay off outstanding balances to certain accounts payable of $99,118 with two vendors. The gain from this negotiation was amounted for approximately $56,000.

         As of June 30, 2002, the Company had long-term borrowings in the aggregate amount of $360,026, the current portion of which was $172,756. As of December 31, 2001, the Company had aggregate long-term borrowings of $2,228,360, the current portion of which was $424,589. The decrease in long-term borrowing was a direct result of the sale of a building and associated land and contractual repayment of various long-term debt. The Company is current and meeting its debt obligations.

         On May 14, 2001 the Company obtained a $150,000 working line of credit due in full on December 1, 2002, and a $200,000 construction term loan due on May 14, 2006 with monthly principal payments. Both loans are at interest rate of Prime plus .75% with a minimum rate of 6%. As of June 30, 2002 there was no availability under these credit arrangements.

         As of May 20,2002 the Company had finalized the sale of a building and associated land with a total cost of $2,194,607 and accumulated depreciation of $269,501 at a price of $2,125,000. The Company realized a net gain of $6,775 on the sale. Upon the close of the sale, proceeds were used to extinguish all debts associated with the property, which as of May 20, 2002 amounted to $1,610,684. Net proceeds from the sale, amounting to $367,000, were used for working capital and funding of certain research and development activities.

         As of June 30, 2002, the Company had a note receivable including accrued interest in the amount of $229,092 from Medipace Medical Group, Inc., an affiliate of two of the Company's four (4) directors and largest stockholders, bearing interest at the rate of 8% per annum, and a short term loan of $12,000 from the same group. Medipace Medical Group is in default on both of these obligations.

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

         The Company's current business plan includes a strategy to expand as a provider of dialysis services through the development of new dialysis facilities. The market for such acquisition prospects is highly competitive, and management expects that certain potential acquirers will have significantly greater capital than the Company.

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

         The Company believes that the existing cash balance, cash generated through its operations and trade credit availability will be sufficient to sustain the Company for the forseeable future. The Company is continuing to seek additional sources of working capital. In addition the Company is actively seeking funding for its Research and Development program.

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


Dated:  August 14, 2001              NATIONALQUALITY CARE, INC.

                                     By: /s/ Victor Gura
                                     -------------------------------------------
                                     Victor Gura
                                     Chief Executive Officer,
                                     Acting Chief Financial Officer and Director