Form 10QSB
period 2002-09-30
NATIONAL QUALITY CARE INC
filed 2002-11-13
CIK 872544

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

                    For the Quarter Ended September 30, 2002

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

                                 YES _X_ NO ___

                The number of shares of Common Stock outstanding
                     as of November 7, 2002 was 14,150,522.

                           National Quality Care, Inc.

                                Table of Contents


                                                                            Page

art I.   Financial Information                                                 3

         Item 1.     Financial Statements

                     Consolidated  Balance Sheets as of
                     September 30, 2002 and December 31, 2001                  4

                     Consolidated Statements of operations for the Three
                     and Nine Months Ended September 30, 2002 and 2001         5

                     Consolidated  Statements of Cash Flows for the
                     Nine Months Ended September 30, 2002 and 2001             6


                     Notes to Consolidated Financial Statements                7


          Item 2.    Management's Discussion and Analysis of
                        Financial Condition and Results of Operations          8


Part II.  Other Information

          Item 1.     Legal Proceedings                                       12

          Item 2.     Changes in Securities and Use of Proceeds               12

          Item 3.     Defaults Under Senior Securities                        12

          Item 4.     Submission of Matters to a Vote of Security Holders     12

          Item 5.     Other Information                                       12

          Item 6.     Exhibits and Reports on Form 8-K                        12

Signatures                                                                    13

                         PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
        --------------------


                                                      NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                                                                       CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------
ASSETS
                                                                    September 30,      December 31,
                                                                         2002              2001
                                                                     ------------      ------------
                                                                     (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                                           $    20,218       $     3,121
 Accounts receivable, net of allowance for
   doubtful accounts of $263,000 and $ 96,000
   at September 30, 2002 and December 31, 2001
   respectively                                                          415,081           601,878

 Supplies inventory                                                       78,948            78,797
 Other                                                                   168,106           184,063
                                                                     ------------      ------------
      Total current assets                                               682,353           867,859

PROPERTY AND EQUIPMENT, NET                                              302,046           400,763
PROPERTY HELD FOR SALE, NET                                                    0         1,943,699
DEPOSITS AND OTHER LONG-TERM ASSETS                                       27,620           173,230
                                                                     ------------      ------------
      Total assets                                                   $ 1,012,019       $ 3,385,551
                                                                     ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and cash overdraft                                 $ 1,040,100       $   974,176
 Accrued expenses                                                        367,087           422,172
 Notes payable and current portion of long-term debt                     145,676           424,589
                                                                     ------------      ------------
      Total current liabilities                                        1,552,863         1,820,937
LONG-TERM DEBT, net of current portion                                   149,315         1,903,771
                                                                     ------------      ------------
      Total liabilities                                                1,702,178         3,724,708
                                                                     ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock, $.01 par value, 5,000,000 shares authorized;
     no shares issued and outstanding 14,150,522                              --                --
 Common stock, $.01 par value, 50,000,000 shares authorized;
      and 9,939,878 shares issued and outstanding
      at September 30, 2002 and December 31, 2001, respectively          141,505            99,398
 Additional paid-in capital                                            2,140,799         2,182,907
 Receivables from stockholders, net                                     (283,668)         (320,279)
 Accumulated deficit                                                  (2,688,795)       (2,301,183)
                                                                     ------------      ------------
      Total stockholders' equity (deficit)                              (690,159)         (339,157)
                                                                     ------------      ------------
      Total liabilities and stockholders' deficit                    $ 1,012,019       $ 3,385,551
                                                                     ============      ============

              The accompanying notes are an integral part of these financial statements


                                                                     NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                                                                 CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------

                                                    Three months ended                  Nine month ended
                                                       September 30,                      September 30,
                                             --------------------------------    --------------------------------
                                                 2002               2001             2002               2001
                                             -------------      -------------    -------------      -------------
REVENUE
   Medical services and tuition              $    849,536       $    994,242     $  2,647,678       $  3,073,217
                                             -------------      -------------    -------------      -------------

OPERATING EXPENSES
   Cost of medical services                       702,905            856,398        2,022,502          2,402,457
   Selling, general and administrative            224,762            432,566          635,270            995,458
   Depreciation and amortization                   32,569             34,996          102,282            104,118
                                             -------------      -------------    -------------      -------------
           Subtotal Operating Expenses            960,236          1,323,960        2,760,056          3,502,033

    Research and Development                      138,731                  0          248,842                  0
                                             -------------      -------------    -------------      -------------
       Total operating expenses                 1,098,967          1,323,960        3,008,898          3,502,033
                                             -------------      -------------    -------------      -------------
       Income (loss) from operations             (249,431)          (329,718)        (361,220)          (428,816)
                                             -------------      -------------    -------------      -------------
OTHER INCOME (EXPENSE)
   Interest expense                               (11,426)           (61,344)         (87,104)          (189,694)
   Interest income                                      0              4,747                0              4,768
   Other                                           (5,699)           (38,042)          67,476             94,991
                                             -------------      -------------    -------------      -------------
      Total other expense                         (17,125)           (18,555)         (19,628)           (89,935)
                                             -------------      -------------    -------------      -------------
      Income (loss) before income taxes
            and extraordinary item               (266,556)          (348,273)        (380,848)          (518,751)

INCOME TAX BENEFIT (PROVISION)
   Current                                              0            139,501           (6,764)          (187,478)
   Deferred                                             0           (199,501)               0            252,501
                                             -------------      -------------    -------------      -------------

NET INCOME (LOSS)                            $   (266,556)      $   (408,273)    $   (387,612)          (583,774)
                                             =============      =============    =============      =============

BASIC AND DILUTED INCOME (LOSS) PER SHARE

Basic and diluted income (loss) per share    $      (0.02)      $      (0.04)    $      (0.03)      $      (0.06)
                                             =============      =============    =============      =============

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC                                    14,150,522          9,940,000       12,299,689          9,925,000
                                             =============      =============    =============      =============
      DILUTED                                  14,150,522          9,940,000       12,299,689          9,925,000
                                             =============      =============    =============      =============

                    The accompanying notes are an integral part of these financial statements

                                                                    NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                                                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------

                                                                                     2002              2001
                                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                           $  (387,612)      $  (175,620)
     Adjustments to reconcile net income (loss)
     to net cash provided in operating activities:
        Depreciation and amortization                                                118,267            91,434
         Gain on sale of property                                                     (6,775)               --
         Issuance of common stock for services                                            --             5,750
        Changes in assets and liabilities:
                  Accounts receivable                                                186,797               (56)
                  Supplies inventory                                                    (151)          (27,130)
                  Prepaids, deposits and other                                       118,657           (30,983)
                  Accounts payable                                                    65,928           (11,238)
                  Accrued expenses                                                   (55,085)           81,024
                                                                                 ------------      ------------
                           Net cash provided (used) by operating activities           40,026           (66,819)
                                                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Changes in receivable from stockholder, net                                      36,610                --
     Payment of financing costs                                                           --           (26,000)
     Purchase of Equipment                                                              (100)          (50,492)
     Proceeds from sale of property                                                1,973,930                --
                                                                                 ------------      ------------
                      Net cash provided (used) by investing activities             2,010,440           (76,492)
                                                                                 ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from short and long-term borrowings                                         --           350,000
     Repayment of capital lease obligation, short
        and long-term borrowings                                                  (2,033,369)         (193,627)
                                                                                 ------------      ------------
                      Net cash provided (used) by financing activities            (2,033,369)          156,373
                                                                                 ------------      ------------

NET INCREASE IN CASH                                                                  17,097            13,062
CASH, beginning of period                                                              3,121             1,200
                                                                                 ------------      ------------
CASH, end of period                                                              $    20,218       $    14,262
                                                                                 ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for
         Interest                                                                $    87,104       $    18,217
         Income taxes                                                            $     6,764       $     5,023
     Non-cash investing and financing activities:
         Conversion of accounts payable and accrued liabilities
            to notes payable                                                     $        --       $   301,387


                   The accompanying notes are an integral part of these financial statements

                           NATIONAL QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


(1) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of Management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included in the interim period. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


(2) PRINCIPLES OF CONSOLIDATION

         The Consolidated financial statements include the accounts of National Quality Care, Inc. and its wholly owned subsidiaries, Los Angeles Community Dialysis, Inc. and American Institute of Renal Technology.


(3) NOTES PAYABLE

         In 2001 the Company converted $301,387 of certain accounts payable and accrued expenses with two major vendors into notes payable. One note accrued interest at 10% with monthly payments of $9,000 plus interest. This note was retired in the second quarter of 2002. The other note accrued interest at 10% with monthly payments of $10,000 plus interest. This note was retired in September 2002.

         In May 2001, the Company obtained a $150,000 working line of credit and a $200,000 construction term loan. The line of credit was due on December 1, 2001. The Company in currently in discussion with the lender to extend this credit line. As of September 30, 2002, the balance is $118,117. The term loan is due May 14, 2006. As of September 30, 2002 the balance is $188,883. Both loans require monthly principal and interest payments at prime plus .75% with the minimum interest rate at 6%.

         The Company's financial statement debt covenants related to certain note obligations require income on a quarterly basis. The Company was not in compliance with these covenants at September 30, 2002. The balance on the debt was $11,649 as of September 30, 2002.


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

         In November 2001 all debts (including interest) previously owed by Medipace Medical Group, Inc. to the Company were consolidated into a single promissory note in the principal amount of $218,919 bearing interest at the rate of 8% per annum. Under the new note, Medipace is obligated to make monthly interest payments of $1,480 commencing December 31, 2001 for 24 months, with principal and accrued interest due at maturity on December 31, 2003.

         Medipace Medical Group performed laboratory services in 2002 for a total of $36,184. The notes receivable were reduced by a like amount.

         In February 2002 a new short term loan in amount of $12,000 has been issued to Medipace Medical Group. The loan accrues interest at the rate of 8% per annum. Total balance due including interest is $12,597 as of September 30, 2002.

(5) ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards No. 141, No.144, Accounting for impairment of Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001 and No.143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. Management believes these pronouncements will not have a material effect on the Company's financial statements or disclosures.


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


(7) FINANCIAL CONDITION

         The Company has recorded net losses of $266,566 in the current quarter. Additionally the Company's current liabilities exceeded its current assets by $870,510 as of September 30, 2002. To date, the company has relied primary on operating cash flow and debt to sustain its operations. Management has taken certain actions and is pursuing additional measures to support the Company's current operating plan, by continuing to address the financial condition, cutting costs and continuing to look for other savings, actively marketing to increase patients base, close monitoring of accounts receivable to improve cash flow, and to continue raising equity and other financing from various sources.


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

         The Company has conducted its business through its wholly owned operating subsidiaries, Los Angeles Community Dialysis, Inc. and American Institute of Renal Technology. For purposes of clarity in this section, the term "Company" reflects the financial condition and results of operations of Los Angeles Community Dialysis, Inc., American Institute of Renal Technology and the operations of the parent holding company. Since the last quarter of 2001, the Company is also engaged in research and development of a renal therapy device.


GENERAL

         In January 2001, the Company started a wholly owned subsidiary, American Institute of Renal Technology, which is a school that trains nurses and technicians in the field of Hemodialysis and promotes continuing education and knowledge of nephrology to patient care personnel. Management believes there will be certain economic benefits in the opening the school due to the need for trained personnel in this industry. The school was not operating during six months ended June 2002. The school has restarted its operation in the third quarter of 2002.


RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

         Total revenue ,which consists of Medical Services and Tuition Revenue, for the three months ended September 30, 2002 decreased approximately 14.6% to $849,536 from $994,242 for the three months ended September 30, 2001. For the first nine months of 2002, total revenue decreased 13.8% to $2,647,678 from $3,073,217 for the first nine months of 2001. This decrease resulted primarily from temporary decrease in patient volume due to hospitalizations and a decrease in acute services. Outpatient census has started to increase again toward the end of the second quarter and in the third quarter. Tuition revenue from the school was $10,425 for the three and nine months ended September 30, 2002. The school started its first session of classes in March, 2001 for one session and was inactive until it reopened in the third quarter of 2002. The Company does not expect substantial contributions from the school in its early stages of operation.

         Total operating expenses for the three months ended September 30, 2002 decreased 17.9% to $1,098,967 from $1,323,960 for the three months ended September, 2001. For the first nine months of 2002, total operating expenses decreased 14.1% to $3,008,898 from $3,502,033 for the first nine months of 2001. Total operating expenses include (i) Cost of medical services, (ii) Selling, general and administrative expenses, and (iii) Research and Development, as follows:

         Cost of medical services for the three months ended September 30, 2002 decreased 17.9% to $702,905 from $856,398 for the three months ended September 30, 2001. For the first nine months of 2002, cost of medical services decreased 15.8% to $2,022,504 from $2,402,457 for the first nine months of 2001. Cost of medical services primarily consists of two (2) categories: (i) Medical services and supplies, and (ii) Outside services.

         Medical services and supplies for the three months ended September 30, 2002 decreased approximately 7.7% to $620,488 from $671,960 for the three months ended September 30, 2001. For the first nine months of 2002, Medical services and supplies decreased 9.9% to $1,702,081 from $1,889,886 for the first nine months of 2001. The decrease was in line with the lower patient census, in the current period when compared to the same period of the prior year, which resulted in reduced usage of drugs and medication as well decrease in payroll.

         Outside services for the three months ended September 30, 2002 decreased 55.3% to $82,417 from $184,438 for the three months ended September 30, 2001. For the first nine months of 2002, outside services decreased 37.5% to $320,423 from $512,571 for the first nine months of 2001. The decrease was directly attributable to the lower volume of patients in the acute services.

         Selling, general and administrative expenses during the three months ended September 30, 2002 decreased 48.0% to $224,762 from $432,566 during the three months ended September 30, 2001. For the first nine months of 2002, selling, general and administrative expenses decreased 36.2% to $635,270 from $995,458 for the first nine months of 2001. This decrease was primarily due to a decrease in the provision for doubtful accounts in the amount of $124,250 in the quarter ended September 30, 2002 and 162,867 year to date, a decrease in administrative payroll $29,190 and $82,720 for the quarter and nine months ended September 30, 2002, respectively, investor relations decreased by $6,800 and $34,800 for the three and nine months ending September 30, 2002, and rent expense decreased $7,600 and $26,340for the quarter and nine months ended September 30, 2002.

         The Company incurred expenses for research and development program in the amount of $138,731 for the three months ended September 30, 2002 and $248,842 for the nine months ended June 30, 2002. These expenses are directly attributable to the Renal Therapy Device (more fully described in form 10-KSB). No such expenses were incurred in the same period last year.

         Depreciation and amortization expense during the nine months ended September 30, 2002 decreased 1.8% to $102,282 from $104,118 during the nine months ended September 30, 2001. This decrease in expenses was a result certain assets having been fully depreciated.

         Other expenses decreased from $89,935 to $19,628 for the nine months ended September 30, 2001 and September 30, 2002, respectively. The primary reason for the decrease was as a result of the elimination of expenses relating the property held for sale, which was sold on May 20, 2002.

         As a result of the foregoing, the Company generated loss of $266,556 during the three months ended September 30, 2002, as compared with a loss of $408,273 during the three months ended September 30, 2001. For the first nine months of 2002, the Company experienced a net loss of $387,612 as compared to a net loss of $583,774 for the first nine months of 2001. The Company experienced loss from operations(excluding Research and Development) during the three months ended September 30, 2002 of $110,700 compared to a loss from operations of $329,718 during the three months ended September 30, 2001. For the first nine months of 2002, the Company experienced a loss from operations (excluding Research and Development) of $112,378 compared to loss from operations of $428,816 for the first nine months of 2001.

         The decrease in operating expenses is a result of cost cutting measures implemented by the company in 2002.


         LIQUIDITY AND CAPITAL RESOURCES.

         At September 30, 2002, the ratio of current assets to current liabilities was .44 to 1.00 compared to .48 to 1.00 at December 31, 2001


         The Company's cash flow needs for the nine months ended September 30, 2002 were primarily provided from sale of the rental property (see below). The Company had a working capital deficit of approximately $870,510 at September 30, 2002. The working capital deficit at December 31, 2001 was approximately $953,078.

         Cash and cash equivalents were $20,218 as of September 30, 2002, as compared to $3,121 as of December 31, 2001. In the first quarter of 2002, the Company was able to successfully negotiate and pay off outstanding balances to certain accounts payable of $99,118 with two vendors. The gain from this negotiation amounted to approximately $56,000, which is included in other income.

         As of September 30, 2002, the Company had long-term borrowings in the aggregate amount of $294,993, the current portion of which was $145,676. As of December 31, 2001, the Company had aggregate long-term borrowings of $2,228,360, the current portion of which was $424,589. The decrease in long-term borrowing was a direct result of the sale of a building and associated land and contractual repayment of various long-term debt. The Company is current and meeting its debt obligations.

         On May 14, 2001 the Company obtained a $150,000 working line of credit due in full on December 1, 2002, and a $200,000 construction term loan due on May 14, 2006 with monthly principal payments. Both loans are at interest rate of Prime plus .75% with a minimum rate of 6%. As of September 30, 2002 there was no availability under these credit arrangements.

         The Company's financial statement debt covenants related to certain note obligations require income on a quarterly basis. The Company was not in compliance with these covenants at September 30, 2002. The balance on the debt was $11,649 as of September 30, 2002.

         As of May 20, 2002 the Company had finalized the sale of a building and associated land with a total cost of $2,194,607 and accumulated depreciation of $269,501 at a price of $2,125,000. The Company realized a net gain of $6,775 on the sale. Upon the close of the sale, proceeds were used to extinguish all debts associated with the property, which as of May 20, 2002 amounted to $1,610,684. Net proceeds from the sale, amounting to $367,000, were used for working capital and funding of certain research and development activities.

         As of September 30, 2002, the Company had a note receivable including accrued interest in the amount of $197,321 from Medipace Medical Group, Inc., an affiliate of two of the Company's four (4) directors and largest stockholders, bearing interest at the rate of 8% per annum. In February 2002 a new short term loan in amount of $12,000 has been issued to Medipace Medical Group. The loan accrues interest at the rate of 8% per annum. Total balance due including interest is $12,597 as of September 30, 2002.

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

         The Company's current business plan includes a strategy to expand as a provider of dialysis services through the development of new dialysis facilities. The market for such acquisition prospects is highly competitive, and management expects that certain potential acquirers will have significantly greater capital than the Company. Based on the acquisition of new contracts to provide inpatient services and the increase inpatient visits overall, the Company believes that it will be able to finance the costs of its operations, including the payment of obligations as they come due, from existing cash, cash generated by operations. However, the Company does not currently generate sufficient cash flow to finance any such expansion plans rapidly. In order to finance more rapid expansion plans, the Company will require financing from external sources. The Company does not have any commitment for such financing and there can be no assurances that the Company will be able to obtain any such financing on terms favorable to the Company or at all. In the event the Company cannot obtain such additional financing, the Company may be unable to achieve its proposed expansion strategy. The continuation of the research and development program depends on the availability of funds.

         The Company believes that the existing cash balance, cash generated through its operations and trade credit availability will be sufficient to sustain the Company for the foreseeable future. The Company is continuing to seek additional sources of working capital. In addition the Company is actively seeking funding for its R&D program

                           PART II - OTHER INFORMATION

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

         Not applicable

ITEM 5. OTHER INFORMATION

         Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Reports on Form 8-K

                  Company filed a current report on Form 8-K on August 15, 2002 with respect to its Section 906 certification for the quarter ending June 30, 2002

         (b)      Exhibits

                  99.1 Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the dates indicated.




Dated:  November 12, 2002                          NATIONAL QUALITY CARE, INC.

                                                   By: /s/ Victor Gura, MD
                                                      -----------------------
                                                   Victor Gura, MD
                                                   Chief Executive Officer,
                                                   Chief Financial Officer
                                                   and Director

                           NATIONAL QUALITY CARE, INC.
                             a Delaware corporation

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

                            Section 302 Certification

         I, Victor Gura, M.D., Chief Executive Officer and Chief Financial Officer of National Quality Care, Inc., a Delaware corporation (the "Company"), do hereby certify, in accordance with Rules 13a-14 and 15d-14, as created pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended September 30, 2002 (the "Quarterly Report"), as filed with the Securities and Exchange Commission herewith under Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that:

         (1) I have reviewed this Quarterly Report on Form 10-QSB of National Quality Care, Inc., a Delaware corporation (the "Company") for the quarterly period ended September 30, 2002 (the "Quarterly Report");

         (2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report;

         (4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

                  (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

                  (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         (6) The Company's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 12, 2002                        By: /s/  Victor Gura, M.D.
                                                    ----------------------------
                                                    Victor Gura, M.D.
                                                    Chief Executive Officer and
                                                    Chief Financial Officer