Form 10KSB
period 2002-12-31
NATIONAL QUALITY CARE INC
filed 2003-06-26
CIK 872544

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

                                  310-280-2758
                                  ------------
                (Issuer's telephone number, including area code)

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 2002 were
$3,616,212

The number of shares outstanding of the issuer's Common Stock as of May 21, 2003 was 14,150,522 shares. The aggregate market value of the Common Stock (6,435,750 shares) held by non-affiliates, based on the closing sale price ($0.04) of the Common Stock, as of May 21, 2003 was $257,430.

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

         The Company is a high-quality provider of integrated dialysis services for patients suffering from chronic kidney failure, also known as end stage renal disease ("ESRD"). The Company currently provides inpatient dialysis services by contract to eight (8) hospitals in the State of California. Payment for services is primarily provided by third party payors, including Medicare, Medi-Cal (a California State health agency) and commercial insurance companies.

         The Company's principal operating subsidiary, LACD, has been in business since 1985 and currently offers chronic and acute dialysis services through one (1) dialysis center with an aggregate of twenty (20) fully equipped stations in Los Angeles, California and provides home dialysis services.

         The Company is no longer actively pursuing an acquisition strategy to purchase existing dialysis facilities and other related health care services. The Company has commenced research and development activities relating to certain renal care products. The Company will require significant financing to continue research and development and to develop a commercially viable product. There can be no assurance that the Company will be able to raise sufficient funds to complete its research and development of these products or that the Company will be able to develop a commercially viable product.

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

QUALITY MANAGEMENT PROGRAM

         The Company believes its reputation for quality care is a significant competitive advantage in attracting patients and physicians. The Company engages in organized and systematic efforts to measure, maintain and improve the quality of services it delivers. See "Operations - Quality Assurance."

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

OPERATIONS
----------

LOCATION, CAPACITY AND USE OF FACILITIES

         The Company currently operates one (1) outpatient dialysis center with an aggregate of twenty (20) dialysis stations located in Los Angeles, California. The Company also provides acute inpatient dialysis services to eight
(8) hospitals in the State of California. System-wide, the Company provides training, supplies and on-call support services to all of its CAPD (Continuous Ambulatory Peritoneal Dialysis) and CCPD (Continuous Cyclic Peritoneal
Dialysis) patients.

OPERATION OF DIALYSIS FACILITIES

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

         The Company provides inpatient dialysis services (excluding physician professional services) to eight (8) hospitals in the State of California. These services are required in connection with the hospital's inpatient services for a per treatment fee individually negotiated with each hospital. In most instances, the Company transports the dialysis equipment and supplies to the hospital when requested and administers the dialysis treatment. Examples of cases in which such inpatient services are required include patients with acute kidney failure resulting from trauma or similar causes, patients in the early stages of ESRD and ESRD patients who require hospitalization for other reasons.

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

         Certain of the Company's Medical Directors, such as Drs. Gura and Lang, who are affiliates of the Company, have entered into written contracts with the Company which specify their duties and establish their compensation (which is fixed for periods of one year or more). The compensation of the Medical Directors and other physicians under contract depend upon competitive factors in the local market, the physician's professional qualifications and responsibilities and the size and utilization of the facility or relevant program. The Company believes that the compensation arrangements with Medical Directors, who are affiliates of the Company, are on terms no less favorable to the Company than those that could have been obtained from comparable independent third parties. The aggregate compensation of the Medical Directors and other physicians under contract is fixed for periods of one year or more by written agreement.

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

SOURCES OF REVENUE REIMBURSEMENT

         The following table provides information for the periods indicated regarding the percentage of Company net operating revenues provided by: (i) the Medicare ESRD program, (ii) Medicaid, (iii) private/alternative payors, such as private insurance and private funds, and (iv) hospital inpatient dialysis services:

                                                  Years Ended December 31
                                                  -----------------------
                                              2002                       2001
                                              ----                       ----
Medicare                                      40.2%                      37.4%
Medicaid                                      35.1%                      32.0%
Private/alternative payors                    10.2%                       8.0%
Hospital inpatient
 dialysis services                            14.5%                      22.6%
                                            -------                    -------
         Total                               100.0%                     100.0%
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

MEDICARE REIMBURSEMENT

         The Company is reimbursed by Medicare under a prospective reimbursement system for chronic dialysis services provided to ESRD patients. Under this system, the reimbursement rates are fixed in advance and have been adjusted from time to time by Congress. Although this form of reimbursement limits the allowable charge per treatment, it provides the Company with predictable and recurring per treatment revenues and allows the Company to retain any profit earned. Medicare has established a composite rate set by Centers for Medicare & Medicaid Services, or CMS, that governs the Medicare reimbursement available for a designated group of dialysis services, including the dialysis treatment, supplies used for such treatment, certain laboratory tests and certain medications. The Medicare composite rate is subject to regional differences based upon certain factors, including regional differences in wage earnings. Certain other services and items are eligible for separate reimbursement under Medicare and are not part of the composite rate, including certain drugs (including EPO), blood (for amounts in excess of three units per patient per year) and certain physician ordered tests provided to dialysis patients. Claims for Medicare reimbursement must generally be presented within 18 months of treatment depending on the month in which the service was rendered and for Medicaid secondary reimbursement, if applicable, within 60 to 90 days after payment of the Medicare claim. The Company generally submits claims monthly and is usually paid by Medicare within 30 days of the submission. If in the future Medicare were to include in its composite reimbursement rate any of the ancillary services presently reimbursed separately, the Company would not be able to seek separate reimbursement for these services and this would adversely affect the Company's results of operations to the extent a corresponding increase were not provided in the Medicare composite rate.

         The Company receives reimbursement for outpatient dialysis services provided to Medicare-eligible patients at rates that are currently between $121 and $145 per treatment, depending upon regional wage variations. The Medicare reimbursement rate is subject to change by legislation and recommendations by the Prospective Payment Assessment Commission ("PROPAC"). The Medicare ESRD reimbursement rate was unchanged from commencement of the program in 1972 until 1983. From 1983 through December, 1990, numerous Congressional actions resulted in net reduction of the average reimbursement rate from a fixed rate of $138 per treatment in 1983 to $125 per treatment in 1990. In 1990, Congress increased the ESRD reimbursement rate, effective January 1, 1991, resulting in an average ESRD reimbursement rate of $126 per treatment. In 1990, Congress required that the Department of Health and Human Services ("HHS") and PROPAC study dialysis costs and reimbursement and make findings as to the appropriateness of ESRD reimbursement rates. The reimbursement rate for outpatient dialysis services increased by 1.2% from $139.00 per treatment on average in 2000 to $141.06 for dialysis treatments furnished on or after January 1, 2001. On June 1, 1989, the FDA approved the production and sale of EPO (Epoetin ), and CMS approved Medicare reimbursement for the use of EPO by dialysis patients.

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

GOVERNMENT REGULATION
---------------------

REGULATIONS RELATING TO DIALYSIS OPERATIONS; GENERAL

         The Company's dialysis operations are subject to extensive governmental regulations at the federal, state and local levels. These regulations require the Company to meet various standards relating to, among other things, the management of facilities, personnel, maintenance of proper records, equipment and quality assurance programs. The Company's dialysis facility are subject to periodic inspection by state agencies and other governmental authorities to determine if the premises, equipment, personnel and patient care meet applicable standards. To receive Medicare reimbursement, the Company's dialysis facility must be certified by CMS. The Company's dialysis facility is so certified.

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

STARK I

         Provisions of the Omnibus Budget Reconciliation Act of 1989 ("Stark I") restrict physician referrals for clinical laboratory services to entities with which a physician or an immediate family member has a "financial relationship." The entity is precluded from claiming payment for such services under the Medicare or Medicaid programs, is liable for the refund of amounts received pursuant to prohibited claims, can receive civil penalties of up to $15,000 per service and can be excluded from participation in the Medicare and Medicaid programs. Because of its broad language, Stark I may be interpreted by CMS to apply to the Company's operations. However, regulations interpreting Stark I have created an exception to its applicability for services furnished in a dialysis facility if payment for those services is included in the ESRD composite rate. The Company believes that its compensation arrangements, with its Medical Directors and other physicians under contract are in material compliance with the provisions of Stark I.

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

         Because of its broad language, Stark II may be interpreted by CMS to apply to the Company's operations. Consequently, Stark II may require the Company to restructure certain existing compensation agreements with its Medical Directors, or, in the alternative, to refuse to accept referrals for designated health services from such physicians. The Company believes, but cannot assure, that if Stark II is interpreted to apply to the Company's operations, the Company will be able to bring its financial relationships with referring physicians into material compliance with the provisions of Stark II, including relevant exceptions. If the Company cannot achieve such material compliance, and Stark II is broadly interpreted by CMS to apply to the Company, such application of Stark II could have a material adverse effect on the Company. A broad interpretation of Stark II to include dialysis services and items provided incident to dialysis services would apply to the Company's competitors as well.

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

         Stark II includes certain exceptions. A personal services compensation arrangement is excepted from Stark II prohibitions if (i) the arrangement is set out in writing, signed by the parties, and specifies the services covered by the arrangement, (ii) the arrangement covers all of the services to be provided by the physician (or an immediate family member of such physician) to the entity,
(iii) the aggregate services contracted for do not exceed those that are reasonable and necessary for the legitimate business purposes of the arrangement, (iv) the term of the arrangement is for at least one year, (v) the compensation to be paid over the term of the arrangement is set in advance, does not exceed fair market value, and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties, (vi) the services to be performed do not involve the counseling or promotion or a business arrangement or other activity that violates any state or federal law, and (vii) the arrangement meets such other requirements that may be imposed pursuant to regulations promulgated by CMS. The Company believes that its compensation arrangements with Medical Directors and other physicians under contract materially satisfy the personal services exception to the Stark II prohibitions.

         Payments made to a lessor by a lessee for the use of premises are excepted from Stark II prohibitions if: (i) the lease is set out in writing, signed by the parties, and specifies the premises covered by the lease, (ii) the space rented or leased does not exceed that which is reasonable and necessary for the legitimate business purposes of the lease or rental and is used exclusively by the lessee when being used by the lessee, subject to certain permitted payments for common areas, (iii) the lease provides for a term of rental or lease for at least one year, (iv) the rental charges over the term of the lease are set in advance, are consistent with fair market value, and are not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties, (v) the lease would be commercially reasonable even if no referrals were made between the parties, and (vi) the lease meets such other requirements that may be imposed pursuant to regulations promulgated by CMS. The Company currently leases its dialysis facilities from unaffiliated third parties.

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

RESEARCH AND DEVELOPMENT
------------------------

         During 2002, the Company conducted preliminary research and development activities in connection with its efforts to ultimately construct and make commercially available a portable artificial kidney. In connection with such activities, the Company: (i) constructed a model of a portable dialysis device from commercially available products that had been modified by the Company; and
(ii) conducted internal laboratory tests and one animal test on the model in June and November 2002. The model operates from software that runs from a desktop or laptop computer. The Company has financed its research and development activities in year 2002 from its operations. As of December 31, 2002, the Company spent approximately $489,421 on research and development activities. The Company's research and development team in 2002 included 3 part-time physicians, two of which are independent consultants. The Company conducted its research and development activities at its facilities located at its principal offices

         On January 1, 2003, the Company suspended its research and development activities due to a lack of funds. The Company is actively seeking financing to continue its research and development activities and has retained consultants to assist the Company in such process. There is no assurance that the Company will be able to obtain such financing on favorable terms, if at all, to continue its research and development activities. If the Company fails to obtain sufficient financing and the results of its operations do not improve, its research and development may be suspended indefinitely.

         The Company believes that it will require financing in the minimum amount of $3,000,000 to resume research and development activities in a meaningful manner. There is no assurance that the Company will be able to successfully complete all tests and trials on its prototype or that it will receive sufficient funds to complete such prototype. Even if the Company's prototype successfully completes all laboratory, animal and human testing, the Company will be required to obtain approvals from the FDA to distribute and market its portable artificial kidney. There is no assurance that such approval will be granted, or that if granted, the product will be accepted in the market place or that a competing product will not have already been developed and made commercially available to the public.

         The Company believes that several patents covering portable artificial kidneys have been granted over the years, but a portable artificial kidney has not been developed or ever built and tested. The Company has filed four applications for patents in the United States and two other corresponding foreign patents and is in the process of filing two other corresponding foreign patents on discoveries that it believe will facilitate its development of an artificial portable kidney.

COMPETITION
-----------

         The dialysis industry is fragmented and highly competitive, particularly in terms of developing relationships with referring physicians. Competition for qualified physicians to act as Medical Directors is also high. There are also a number of health care providers that have entered or may decide to enter the dialysis business. Certain of the Company's competitors have substantially greater financial resources than the Company.

         The Company has no knowledge of any competitor that is developing a portable artificial kidney. The Company is aware that certain of its competitors have introduced into the market fully automated dialysis machines for home use. The Company believes, however, that its portable artificial kidney, if developed and commercialized, will have competitive advantages over the home use dialysis machines in that patients will be able to retain their mobility and freedom with the Company's portable artificial kidney. There is no assurance, however, that the Company will obtain sufficient funds to continue its research and development activities or develop a commercially viable product even if such funds were obtained.

PATENTS AND PROPRIETARY TECHNOLOGIES
------------------------------------

         The Company protects its proprietary rights from unauthorized use by third parties to the extent that its proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Patents and other proprietary rights are an essential element of the Company's business. The Company's policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of the Company's business. As of December 31, 2002, the Company has filed three applications for patents in the United States and two other corresponding international patent applications based on the Company's discoveries, including those relating to the Company's proposed portable, artificial kidney. A fourth United States patent application was filed in January of 2003. The Company is in the process of filing third and fourth international patent applications based upon the third and fourth United States patent application.

         The Company also relies on trade secret, employee and third-party nondisclosure agreements and other protective measures to protect its intellectual property rights pertaining to the Company's products and technology.

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

EMPLOYEES
---------

         As of May 15, 2003, the Company had twenty-four (24) employees, including one (1) executive, twenty (20) medical and three (3) administrative personnel. It has also retained the services from 2 consultants on a part-time basis in connection with the Company's research and development activities. The Company currently conducts its research and development activities at its facilities located at its principal offices.

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

FINANCIAL RISKS
---------------

         THE COMPANY LACKS PROFITABILITY AND SUFFERS FROM CASH FLOW DIFFICULTIES. The Company generated a net loss of $758,400 during the fiscal year ended December 31, 2002. Further, as of December 31, 2002, the Company had an accumulated deficit of approximately $3,059,583. The Company experienced loss from operations during the year ended December 31, 2002 of approximately $519,389. The Company will need to establish profitable operations in order to sustain the business on an on-going basis, unless the Company obtains additional financing from external sources. There can be no assurances that the Company will experience profitable operations or obtain such an additional financing in the future on terms acceptable to the Company or at all. Unless the Company establishes profitable operations, the Company may need to obtain a working line of credit and/or an external financing to satisfy cash flow needs in the future. The failure to obtain such a line of credit or such a financing may have an adverse effect on the Company's ability to finance costs of operations and to meet its current obligations. See "Item 6 - Management's Discussion and Analysis or Plan of Operation" and "Item 12 - Certain Relationships and Related Transactions."

         THE COMPANY WILL NEED ADDITIONAL FINANCING TO CONTINUE ITS RESEARCH AND DEVELOPMENT ACTIVITIES AND SUCH FINANCING MAY NOT BE AVAILABLE ON FAVORABLE TERMS, IF AT ALL. The Company has historically financed its research and development activities through working capital provided from operations. The Company has suspended its research and development due to a lack of sufficient funding. The Company will have to raise substantial additional capital to continue its research and development project and to progress beyond preliminary testing. If the Company does not obtain sufficient funding, it may not be able to complete research and development activities and may be required to suspend indefinitely or discontinue such activities.

         THERE IS NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO SUCCESSFULLY DEVELOP A PORTABLE ARTIFICIAL KIDNEY EVEN IF IT OBTAINS SUFFICIENT FUNDING. The Company's first model of the portable artificial was constructed from commercially available products that were modified by the Company. The Company intends to build its portable artificial kidney from: (i) custom parts specifically designed for the Company; and (ii) custom software, which will enable the device to operate electronically from a chip imbedded in the device. There is no assurance that the Company will be able to design such parts or write such software within its anticipated time periods, if at all, even if it does receive the necessary funding. Even if the portable artificial kidney is built, there is no assurance that such device will successfully complete all tests and trials prototype. If the Company's prototype successfully completes all laboratory, animal and human testing, the Company will be required to obtain the approval and consent of the FDA to distribute and market its portable artificial kidney. There is no assurance that such approval will be granted, or that if granted, the product will be accepted in the market place or that a competing product will not have already been developed and made commercially available to the public in laboratory tests and animal and human trials within the Company's anticipated time periods, if at all, or if such device does successfully perform, that the Company will obtain the necessary governmental consents to market the device.

SECURITIES RISKS
----------------

         THERE IS A LIMITED PUBLIC MARKET FOR COMMON STOCK. There is currently a limited public market for the Common Stock. Holders of the Company's Common Stock may, therefore, have difficulty selling their Common Stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of Common Stock, which may be purchased may be sold without incurring a loss. Any such market price of the Common Stock may not necessarily bear any relationship to the Company's book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the Common Stock in the future. Further, the market price for the Common Stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements or changes in general economic conditions. See "Item 5 - Market for Common Equity and Related Stockholder Matters."

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

         THE PRINCIPAL STOCKHOLDERS OF THE COMPANY HAVE VOTING CONTROL OF THE COMPANY. Three of the Company's principal stockholders, directors and executive officers of the Company and their affiliates control the voting power of approximately 54.13% of the outstanding Common Stock. As a result of such Common Stock ownership, such persons will be in a position to exercise significant control with respect to the affairs of the Company and the election of directors. See "Item 11 - Security Ownership of Certain Beneficial Owners and Management."

         THERE IS A POTENTIAL CHANGE OF CONTROL. 2,650,000 shares of Common Stock, which are beneficially owned by certain of the Company's affiliates, Victor Gura, M.D., Ronald P. Lang, M.D., and Avraham H. Uncyk, M.D., and their affiliate, Medipace, which constitute approximately 18.72% of the currently issued and outstanding Common Stock, are the subject of certain pledge agreements for certain obligations of such persons to an unaffiliated third party. In the event that such third party seeks to foreclose on these shares, there may occur a change of control, which may have a material adverse effect on the business operations of the Company. See "Item 11 - Security Ownership of Certain Beneficial Owners and Management" and "Item 13 - Certain Relationships and Related Transactions."

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

         POTENTIAL ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER PROVISIONS. The Company's Certificate of Incorporation includes certain provisions, which are intended to protect the Company's stockholders by rendering it more difficult for a person or persons to obtain control of the Company without cooperation of the Company's management. These provisions include certain super-majority requirements for the amendment of the Company's Certificate of Incorporation and Bylaws. Such provisions are often referred to as "anti-takeover" provisions. The inclusion of such "anti-takeover" provisions in the Certificate of Incorporation may delay, deter or prevent a takeover of the Company which the stockholders may consider to be in their best interests, thereby possibly depriving holders of the Company's securities of certain opportunities to sell or otherwise dispose of their securities at above-market prices, or limit the ability of stockholders to remove incumbent directors as readily as the stockholders may consider to be in their best interests. See "Item 5 - Market for Common Equity and Related Stockholder Matters."

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

         THE COMPANY MAY ISSUE PREFERRED STOCK IN THE FUTURE. The Company's Certificate of Incorporation, as amended, authorize the issuance of preferred stock with such designation, rights and preferences as may be determined from time to time by the Board of Directors, without stockholder approval. In the event of the issuance of additional series of preferred stock, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. See "Item 5 - Market for Common Equity and Related Stockholder Matters."

         THE COMPANY DOES NOT INTEND TO PAY DIVIDENDS ON ITS COMMON STOCK. The Company has paid no dividends on its Common Stock to date and there are no plans for paying dividends on the Common Stock in the foreseeable future. The Company intends to retain earnings, if any, to provide funds for the expansion of the Company's business. See "Item 5 - Market for Common Equity and Related Stockholder Matters."

BUSINESS OPERATIONS RISKS
-------------------------

         DEPENDENCE ON MEDICARE, MEDICAID AND OTHER SOURCES OF REIMBURSEMENT. The Company is reimbursed for dialysis services primarily at fixed rates established in advance under the Medicare ESRD program. Under this program, once a patient becomes eligible for Medicare reimbursement, Medicare is responsible for payment of 80% of the composite rates determined by CMS for dialysis treatments. Since 1972, qualified patients with ESRD have been entitled to Medicare benefit regardless of age or financial circumstances. The Company estimates that approximately 40.2% of its net operating revenues during its fiscal year ended December 31, 2002 were funded by Medicare. Since 1983, numerous Congressional actions have resulted in changes in the Medicare composite reimbursement rate from a national average of $138 per treatment in 1983 to a low of $125 per treatment on average in 1986 and to approximately $141 per treatment on average in 2001. Although the CMS increased the composite rate to $142.75 effective January 1, 2002, the Company is not able to predict whether future rate changes will be made. Reductions in composite rates could have a material adverse effect on the Company's revenues and net earnings. Furthermore, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in prescribed rates, may adversely affect the Company's earnings in the future. The Company is also unable to predict whether certain services, as to which the Company is currently separately reimbursed, may in the future be included in the Medicare composite rate. See "Business - Operations - Sources of Revenue Reimbursement" and "Business - Operations - Medicare Reimbursement."

         The State of California, the only state in which the Company currently operates a dialysis facility, provides Medicaid (or comparable) benefits to qualified recipients to supplement their Medicare entitlement. The Company estimates that approximately 35.1% of its net revenues during fiscal 2001 were funded by Medicaid or comparable state programs. The Medicaid programs are subject to statutory and regulatory changes, administrative ruling, interpretations of policy and governmental funding restrictions, all of which may have the effect of decreasing program payments, increasing costs or modifying the way the Company operates its dialysis business. See "Business - Operations - Medicaid Reimbursement."

         Approximately 24.7% of the Company's net revenues during fiscal 2002 were from sources other than Medicare and Medicaid. These sources include payments from third party, non-government payors, at rates that generally exceed the Medicare and Medicaid rates, and payments from hospitals with which the Company has contracts for the provision of acute dialysis treatments. Any restriction or reduction of the Company's ability to charge for such services at rates in excess of those paid by Medicare would adversely affect the Company's net operating revenues and net income. The Company is unable to quantify or predict the degree, if any, of the risk of reductions in payments under these various payment plans. The Company is a party to non-exclusive agreements with certain third-party payors (three of which accounted for approximately 14.5% of the Company's net revenues in fiscal 2002), and termination of such third-party agreements could have an adverse effect on the Company. See "Business - Operations - Sources of Revenue Reimbursement."

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

         The Omnibus Budget Reconciliation Act of 1989 includes certain provisions ("Stark I") that restrict physician referrals for clinical laboratory services to entities with which a physician or an immediate family member has a "financial relationship." In August, 1995, CMS published regulations interpreting Stark I. The regulations specifically provide that services furnished in an ESRD facility that are included in the composite billing rate are excluded from the coverage of Stark I. The Company believes that the language and legislative history of Stark I indicate that Congress did not intend to include laboratory services provided incidental to dialysis services within the Stark I prohibition. Violations of Stark I are punishable by civil penalties, which may include exclusion or suspension of a provider from future participation in Medicare and Medicaid programs and substantial fines. Due to the breadth of the statutory provisions, it is possible that the Company's practices might be challenged under this law. Any such interpretation of Stark I would apply to the Company's competitors as well.

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

         COMPETITION. The Company directly and indirectly competes with other businesses, including businesses in the dialysis industry. In many cases, these competitors are larger and more firmly established than the Company. In addition, many of such competitors have greater marketing and development budgets and greater capital resources than the Company. Accordingly, there can be no assurance that the Company will be able to achieve and maintain a competitive position in the Company's industry. The dialysis industry is fragmented and highly competitive, particularly in terms of developing relationships with referring physicians. Certain of the Company's competitors have substantially greater financial resources than the Company. See "Business - Competition."

         DEPENDENCE ON PHYSICIAN REFERRALS AND REFERRALS FROM AFFILIATES. The Company's facilities are dependent upon referrals of ESRD patients for treatments by physicians specializing in nephrology and practicing in the communities served by the Company's dialysis facilities. As is generally true in the dialysis industry, at the Company's facilities, one or a few physicians account for all or a significant portion of the patient referral base. The loss of one or more key referring physicians could have a material adverse effect on the operations of the Company. The Company primarily receives referrals of its ESRD patients from affiliates of the Company, who have interests in an affiliated entity, which is not a subsidiary of the Company. If such interests are deemed to violate applicable federal or state law, such physicians may be forced to dispose of their ownership interests. The Company cannot predict the effect such dispositions would have on its business. See "Risk Factors - Operations Subject to Government Regulation," "Business - Operations - Physician Relationships" and "Business - Governmental Regulation."

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

         DEPENDENCE ON KEY PERSONNEL. The Company is dependent upon the skills of its management team and certain key scientists, in particular Drs. Gura and Lang. There is strong competition for qualified personnel in the dialysis industry, and the loss of key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect the Company's business and its research and development activities. There can be no assurances that the Company will be able to retain its existing key personnel or to attract additional qualified personnel. The Company does not have key-man life insurance on any employees of the Company. See "Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

         LIMITATIONS ON DIRECTOR LIABILITY. The Company's Certificate of Incorporation provides, as permitted by governing Delaware law, that a director of the Company shall not be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. In addition, the Company's Certificate of Incorporation and Bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Delaware law. Further, the Company has adopted certain forms of indemnification agreements, which may be entered into with the Company's officers and directors. These provisions and agreements may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on behalf of the Company against a director. See "Item 10 - Executive Compensation - Indemnification of Officers and Directors."

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

ITEM 2.  DESCRIPTION OF PROPERTIES.
         -------------------------

         The Company leases office space located at 1835 South La Cienega Boulevard, Suite 235, Los Angeles, California 90035, which serves as the Company's principal executive offices. The Company pays $1,700 per month on a month-to-month lease.

         The Company leases office space located at 1801 South La Cienega Boulevard, 1st Floor, Los Angeles, California 90035, which serves as a dialysis facility in the Company's business operations. The Company pays $11,156 per month on a lease that expires on May 31, 2007.

         As of May 20, 2002, the Company finalized the sale of a building and associated land with a total cost of $2,194,607 and accumulated depreciation of $269,501 at a price of $2,125,000. The Company realized a net gain of $6,775 on the sale. Upon the close of the sale, sales proceeds were used to extinguish all debts associated with the property, which as of May 20, 2002 amounted to $1,610,684. Net proceeds from the sale, amounting to $367,000, were used for working capital and funding of certain research and development activities.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

         The Company is a party to certain litigation (Case No. BC245346 filed in Superior Court of California, County of Los Angeles, Central District) initiated by one of the Company's former patients, Aleksandr Margulets. On June 18, 2002, the Superior Court dismissed the case in favor of the Company.

         Baxter Capital Corporation has sued LACD in federal court (U.S.D.C. Case No. CV 02-7285-RJK (Mcx)) seeking recovery on two promissory notes and alleging damages of approximately $350,000. LACD is pursuing settlement of this case.

         Fresenius Financial, Inc. has sued LACD in the Los Angeles Superior Court (L.A.S.C. Case No. BC269772) seeking $377,000 in damages arising from the Company's alleged nonpayment of amounts due from the purchase by the Company of certain medical supplies. LACD is vigorously contesting this matter.

         On March 14, 2003, the Company and Gambro Healthcare settled the case entitled Gambro Healthcare, Inc. v. National Quality Care, Inc. (L.A.S.C. Case No. BC 266870) for a total sum of $117,500, payable in 36 monthly installments.

         LACD sued Alta Healthcare in the Los Angeles Superior Court (L.A.S.C. Case No. BC 273281) seeking $141,750 in damages arising from Alta Healthcare's failure to pay for certain services rendered in various facilities of Alta Healthcare. LACD is vigorously pursuing this matter.

         LACD sued Queenscare (formerly known as Queen of Angels Hollywood Presbyterian Center) in Los Angeles Superior Court (L.A.S.C. Case No. BC 285032) and commenced arbitration regarding a related matter seeking $150,000 in damages arising from Queenscare's breach of contract and failure to build a dialysis unit in accordance with the terms of such contract. LACD is vigorously pursuing this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         --------------------------------------------------------

         As of May 21, 2003 the authorized capital stock of the Company consisted of 50,000,000 shares of common stock, par value $0.01 per share (the "Common Stock") and 5,000,000 shares of preferred stock, par value $0.01 per share (the "Preferred Stock"). As of May 21, 2003, there were issued and outstanding 14,150,522 shares of Common Stock which are held by approximately 410 shareholders, and options and warrants to purchase 10,331,720 shares of Common Stock, of which 4,631,720 are exercisable, as of the date of this Report. See "Item 12 - Certain Relationships and Related Transactions."

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

         The following table sets forth quotations for the high and low closing sale prices for the Common Stock for the periods indicated below, based upon quotations between dealers, without adjustments for stock splits, dividends, retail mark-ups, mark-downs or commissions, and therefore, may not represent actual transactions:



                                                       CLOSING PRICES
                                                       --------------
                                                      HIGH          LOW
                                                      ----          ---

YEAR ENDING DECEMBER 31, 2003

1st Quarter                                          $0.12        $0.05


YEAR ENDED DECEMBER 31, 2002

1st Quarter                                          $0.28        $0.05
2nd Quarter                                          $0.22        $0.06
3rd Quarter                                          $0.145       $0.045
4th Quarter                                          $0.10        $0.05

YEAR ENDED DECEMBER 31, 2001

1st Quarter                                         $0.16         $0.06
2nd Quarter                                         $0.245        $0.042
3rd Quarter                                         $0.105        $0.08
4th Quarter                                         $0.10         $0.05


         The closing sale price of the Common Stock on May 21, 2003 was $0.04 per share.

         No dividend has been declared or paid by the Company since inception. The Company does not anticipate that any dividends will be declared or paid in the future.

         The transfer agent for the Company is Colonial Stock Transfer, 66 Exchange Place, Salt Lake City, Utah 84111, (801) 355-5740.

RECENT ISSUANCES OF UNREGISTERED SECURITIES
-------------------------------------------

         SECURITIES ISSUANCES TO LEGAL COUNSEL. In consideration for certain legal services rendered to the Company by Matthias & Berg LLP ("M&B") during the period commencing in 1995 and ending June 30, 2001, (i) in May, 1996, the Company granted to M&B options to purchase up to 174,739 shares of common stock at an exercise price of $1.00 per share (the "1996 Options"); (ii) on April 3, 1997, the Company granted to M&B options to purchase up to 204,922 shares of common stock at an exercise price of $1.00 per share (the "April M&B Options"); and (iii) on December 31, 1997, the Company granted to M&B options to purchase up to an additional 78,500 shares of common stock of the Company at an exercise price of $1.00 per share (the "December M&B Options").

         During the period commencing on June 1996 and ending on April 1997, M&B exercised its option to purchase 174,739 shares of Common Stock from the 1996 Options. During the period commencing on September 1997 and ending May 1999, M&B exercised its option to purchase 155,000 shares of Common Stock from the April M&B Options. The remaining April M&B Options and December M&B Options expired without exercise. The acquisition of the 329,739 shares were credited against the payment of outstanding legal fees in the aggregate amount of $329,739. During the period commencing January 1997 and ending May 1998, M&B sold 257,739 shares of Common Stock on the open market. On February 12, 2003, the Company granted to M&B the options to purchase up to 1,284,220 shares of Common Stock at a per share price of $0.10 in consideration of legal services rendered by M&B to the Company prior to July, 2001, which options expire February 12, 2013. The options may be exercised against credit for a payable of $128,422 for legal services rendered by M&B to the Company prior to July 2001.

         CERTAIN ISSUANCES TO CONSULTANTS. Effective November 2002, the Company entered into certain consulting agreements with two members of its research and development team, pursuant to which it agreed to issue to each person options to purchase 250,000 shares of restricted common stock at a price of $0.07. These options have a term of five years and vest upon the achievement of certain performance-based milestones. As of the date of this Report, none of the options have vested.

CERTAIN ANTI-TAKEOVER PROCEDURAL REQUIREMENTS

         The Company's Certificate of Incorporation adopts certain measures, which are intended to protect the Company's stockholders by rendering it more difficult for a person or persons to obtain control of the Company without cooperation of the Company's management. These measures include the potential implementation of certain supermajority requirements for the amendment of the Company's Certificate of Incorporation and Bylaws. Such measures are often referred to as "anti-takeover" provisions.

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

         BUSINESS COMBINATIONS WITH SUBSTANTIAL STOCKHOLDERS. Delaware law contains a statutory provision, which is intended to curb abusive takeovers of Delaware corporations. Section 203 of the Delaware General Corporation Law addresses the problem by preventing certain business combinations of the corporation with interested stockholders within three years after such stockholders become interested. Section 203 provides, with certain exceptions, that a Delaware corporation may not engage in any of a broad range of business combinations with a person or an affiliate, or associate of such person, who is an "interested stockholder" for a period of three (3) years from the date that such person became an interested stockholder unless: (i) the transaction resulting in a person becoming an interested stockholder, or the business combination, is approved by the Board of Directors of the corporation before the person becomes an interested stockholder; (ii) the interested stockholder acquired 85% or more of the outstanding voting stock of the corporation in the same transaction that makes such person an interested stockholder (excluding shares owned by persons who are both officers and directors of the corporation, and shares held by certain employee stock ownership plans); or (iii) on or after the date the person becomes an interested stockholder, the business combination is approved by the corporation's board of directors and by the holders of at least 66-2/3% of the corporation's outstanding voting stock at an annual or special meeting, excluding shares owned by the interested stockholder. Under
Section 203, an "interested stockholder" is defined as any person who is: (i) the owner of fifteen percent (15%) or more of the outstanding voting stock of the corporation or (ii) an affiliate or associate of the corporation and who was the owner of fifteen percent (15%) or more of the outstanding voting stock of the corporation at any time within the three (3) year period immediately prior to the date on which it is sought to be determined whether such person is an interested stockholder.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
         ---------------------------------------------------------

         THIS REPORT, INCLUDING THE DISCLOSURES BELOW, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES INCLUDE THE FACTORS DISCLOSED IN THE "RISK FACTORS" SECTION OF THIS REPORT, WHICH READERS OF THIS REPORT SHOULD CONSIDER CAREFULLY. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

         OVERVIEW OF PRESENTATION. The focus of the Company's principal business operations is the providing of high-quality integrated dialysis services for patients suffering from ESRD.

         RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001.

         Total revenue for the year ended December 31, 2002 decreased approximately 17.0% to $3,616,212 from $4,355,978 for the year ended December 31, 2001. Medical service and tuition revenue for the year ended December 31, 2002 decreased approximately 14.2% to $3,503,004 from $4,084,278 for the year ended December 31, 2001. This decrease primarily resulted from a decrease in volume of outpatient treatments, as well as inpatient services. The Company experienced patient census fluctuation outside of its control and had an unusual decline in patient population in the first half of 2002, a trend which has since been reversed during July, 2002. In addition, the Company received rental income of $271,700 during the year ended December 31, 2001 but received rental income of $113,208 during the year ended December 31, 2002 from certain real property owned by the Company See "Item 2 - Description of Properties." This decrease resulted from the sale of such property, which closed in May of 2002. Total operating expenses during the year ended December 31, 2002 decreased to $4,135,601 from $4,610,566 during the year ended December 31, 2001.

         Total operating expenses include: (i) cost of medical services, (ii) selling, general and administrative expenses, (iii) depreciation and amortization, and (iv) rental expenses, as follows:

         Cost of medical services during the year ended December 31, 2002 decreased to $2,681,831 from $3,112,626 during the year ended December 31, 2001. This decrease was primarily due to the decrease in usage of drugs and medication as well as lower payments to acute personnel. The medication usage decreased on a per patient basis due to more accurate laboratory results. Payments to acute nurses decreased due to a decrease in volume of outpatient treatments.

         Selling, general and administrative expenses during the year ended December 31, 2002 decreased approximately 37.1% to $805,252 from $1,280,067 during the year ended December 31, 2001. This decrease was a result of the following expense decreases: 1)legal fees of approximately $17,000, 2) computer expenses of $21,000, 3) rent fees of $39,000, 4) bad debt expense of $177,000,
5) payroll and related payroll tax expenses of $146,000, 6) investor relations and corporate communication expenses of $33,500, 7) outside services of $27,000, and 8) various other expenses in the amount of $20,604. These decreases resulted primarily from cost cutting measures implemented by the Company.

         Depreciation and amortization during the year ended December 31, 2002 decreased 8.0% to $124,833 from $135,640 during the year ended December 31, 2001.

         Rental expenses during the year ended December 31, 2002 decreased 58.3% to $34,264 from $82,233 during the year ended December 31, 2001 due to the sale of real property in May of 2002. See "Item 2. Description of Properties."

         Research and development expenses for the portable artificial kidney device in the year 2002 amounted to approximately $489,421. These expenses include: legal fees; payments to 3 part-time physicians working on project; expenses to conduct internal lab tests; and animal test and to construct a model of a portable kidney. Also, since Dr. Gura devotes 70% of his time to the project, that percentage of his payroll expenses was allocated to research and development expenses. Prior to the research and development endeavor, Dr. Gura's time was devoted primarily to the operations of the Company and therefore his salary and related expenses were included in selling, general and administrative expenses.

         Other expenses decreased 19.1% during the year ended December 31, 2002 to $232,247 from $286,987 during the year ended December 31, 2001. This decrease in other expenses between the respective years resulted primarily from accrued losses in the amount of $117,500 due to the settlement of a claim against the Company by Gambro Healthcare which were offset by: (i) a decrease of $193,850 in interest expense due to the sale of property and retirement of the related debt,
(ii) a decrease of $7,837 in interest income, and (iii) an increase of $13,773 in other expense items.

         As a result of the foregoing, the Company generated a net loss of $758,400 during the year ended December 31, 2002 as compared to a net loss of $606,760 during the year ended December 31, 2001. Loss from operations during the year ended December 31, 2002 was $519,389 compared to loss from operations of $254,588 during the year ended December 31, 2001. This increase in losses from operations primarily resulted from decreased revenues from inpatient and outpatient services and from increased research expenses. Management believes that the Company's revenues from inpatient and outpatient services will increase in 2003, based on a projected increase in hemodialysis patient census and acquisition of additional contracts with major area hospitals and nursing facilities, which will result in increases in acute and CCPD dialysis services. However, margins between medical revenues and medical expenses have decreased from recent years due to increased costs of medical services in patient treatments. The Company will need to reduce its selling, general and administrative expenses, both in amounts and as a percentage of revenues, in order to move toward profitable operations. There can be no assurances that the Company will be able to return to profitable operations in the future.

         As of December 31, 2002, the Company had net operating loss carryforwards totaling approximately $6,931,000 and $1,756,000 for federal and state income tax purposes, respectively, which are available to offset future federal taxable income, if any, through 2021. The federal net operating loss carryforwards include $3,700,000 of losses which are limited by IRC Section 1502; however, the annual effects of such limitations have not yet been determined. Utilization of the Company's net operating loss may be subject to limitation under certain circumstances.

         LIQUIDITY AND CAPITAL RESOURCES. At December 31, 2002, the ratio of current assets to current liabilities was 0.34 to 1.00 compared to 0.48 to 1.00 at December 31, 2001.

         The Company's cash flow needs for the year ended December 31, 2002 were primarily provided from proceeds from external borrowings. The Company had a working capital deficit of approximately $1,223,147 at December 31, 2002 compared to a working capital deficit of approximately $953,078 at December 31, 2001. The Company cancelled acute contracts with four major hospitals due to their inability to pay debts totaling $140,000 to the Company for services provided. The delay in collections of these amounts owed to the Company combined with a decrease in acute services provided resulted in significant cash flow problems, which adversely impacted the Company's ability to pay its creditors in a timely manner in 2002. In December 2002, the Company re-commenced providing services with these hospitals on a prepaid or immediately payable basis. The Company has not received payment of the $140,000 due and commenced legal action to recover these amounts. The Company believes that the resolution of its collections problem and reinstatement of contracts with above-mentioned hospitals will mitigate its immediate cash flow problems. However, unless the Company establishes profitable operations, the Company may need to obtain a working line of credit and/or an external financing to satisfy cash flow needs in the future. The failure to obtain such a line of credit or such a financing may have an adverse effect on the Company's ability to finance costs of operations and to meet its current obligations.

         In addition to efforts to solve collection problems, the Company has taken several other measures to return the Company's operations back to profitability. These measures include:

         o Operating costs have been reduced by eliminating certain staff positions.
         o Efficiencies in operations are being improved by shifting service days to certain patients in order to yield a more steady flow of service revenue and thereby minimize the cost of patient service.
         o The technical training institute, which was closed in the beginning of 2002, has been reopened and management believes it can be operated profitably.

There can be no assurances that these actions or plans will generate profitable operations for the Company.

         Cash and cash equivalents were $15,187 as of December 31, 2002, as compared to $3,121 as of December 31, 2001.

         As of December 31, 2002, the Company had borrowings in the aggregate amount of $553,369 of which short-term borrowings accounted for $323,259. As of December 31, 2001, the Company had total borrowings of $2,373,303, of which short-term borrowings accounted for $469,532. The decrease relates primarily to the sale of property and use of proceeds to extinguish all debts associated with the real property sold in May 2002.

         As of May 20, 2002, the Company finalized the sale of a building and associated land with a total cost basis of $2,194,607 and accumulated depreciation of $269,501 at a price of $2,125,000. The Company realized a net gain of $6,775 on the sale. Upon the close of the sale, proceeds were used to extinguish all debts associated with the property, which as of May 20, 2002 amounted to $1,610,684. Net proceeds from the sale, amounting to $367,000, were used for working capital and funding of certain research and development activities.

         The Company has a note receivable owing by a former principal stockholder of the Company. As of December 31, 2002, the principal and accrued interest owing on the note was $865,000. The assignee of the shares agreed to pay the additional sum of approximately $135,000 on the due date of the $865,000. The note is secured by the pledge of 270,206 shares of Common Stock, which are currently held in escrow. The number of shares pledged to secure the note was reduced by an agreement in 2001 by the Company to allow the obligor on the note to transfer 300,000 of the pledged shares to a third party consultant in satisfaction of a contractual obligation of the Company to issue 300,000 shares to such consultant. The Company has placed a valuation allowance of

$719,000 on the note receivable as of December 31, 2001, in part, due to the decrease in the market price of the shares of Common Stock, which secure the repayment of the obligation. There can be no assurances that all amounts of the obligations will be recovered from the liquidation of such shares or from other assets of the obligor. See "Item 12 - Certain Relationships and Related Transactions."

         Medipace had executed a demand promissory note in favor of the Company in the principal amount of $121,151, dated September 17, 1997, bearing interest at the rate of 8% per annum. Medipace did not make any payments on the promissory note in 1998 and 1999. During 1999, the Company transferred the $75,000 obligation underlying a second promissory note in the same amount to a separate lease receivable in connection with a purchase and leaseback arrangement with Medipace. Medipace had been in default on the lease payable since October, 1999. In July 2001 Medipace executed a demand promissory note in favor of the Company in the principal amount of $85,000, bearing interest at the rate of 10%. $35,750 of the note has been repaid with leaving a remaining balance in the amount of $47,505 (including interest). In November, 2001 all debts owing by Medipace to the Company were consolidated into a single promissory note in the principal amount of $218,919.32, bearing interest at the rate of 8% per annum. Under the new note, Medipace is obligated to make monthly interest payments in amount of $1,479.73 commencing December 31, 2001 for 24 months, with principal and accrued interest due at maturity on December 31, 2003.

         In February 2003, the Company extended to Medipace a short term loan in the principal amount of $12,000 at an interest rate of 8%. As of the date of this Report, the Company accrued $840 in interest on such note.

         Medipace also provides the Company with certain laboratory services at what the Company believes to be fair market prices. For the year ended December 31, 2002, the Company owed to Medipace $48,727.92 for such laboratory services. The $48,727.92 was offset against $12,840 as payment in full of its short term loan to Medipace, $17,756.76 of the interest due to the Company from Medipace under the foregoing promissory note and the remaining $18,131.16 was applied to repayment of the principal. As of December 31, 2002, the new reduced principal amount of the note was $200,788.16. See "Item 12 - Certain Relationships and Related Transactions."

         The Company had net loss of $758,400 and loss from operations of $519,389 during the year ended December 31, 2002. Profitable operations will be necessary to sustain the business on an on-going basis, unless the Company obtains additional financing from external sources. There can be no assurances that the Company will experience profitable operations or obtain additional financing in the future.

         Based on the acquisition of new contracts to provide inpatient services and the increase inpatient visits overall, the Company believes that it will be able to finance the costs of its operations, including the payment of obligations as they come due, from existing cash, cash generated by operations and from loans currently in place. However, the Company experienced losses from operations during the year ended December 31, 2002. If the Company does not develop profitable operations, the Company will require financing from external sources to finance ongoing operations. The Company does not have any commitment for such financing and there can be no assurances that the Company will be able to develop profitable operations or obtain any such financing on terms favorable to the Company or at all. In the event the Company cannot obtain such additional financing, the Company may be required to modify, suspend or discontinue its business plan.

SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies applied in the financial reporting process are described in Note 2 to the financial statements contained as part of this annual report. Management considers those accounting policies to be appropriate, and such accounting policies have been consistently applied. The accounting policies considered most significant to the operations of the Company include the following:

o Revenue recognition - Medical service revenue is recognized in the period the service is performed. The amount of revenue is based on the Company's established billing rates less allowances and discounts principally for patients covered by Medicare, Medi-Cal and other contractual programs. Payments under these programs are based on either predetermined rates or the costs of services. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. These contractual allowances and discounts are charged to accounts receivable in the accompanying consolidated balance sheets.

o Accounts receivable and allowances - Accounts receivable are stated at gross amounts billed, less contractual and estimated allowances. A significant portion of the Company's accounts receivable involve third-party payors. The collection cycle on accounts receivable from continuing operations extends up to 12 months.

o Property and equipment - Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments at lease inception. Depreciation and amortization are provided using the straight-line method over the estimated useful lives, which range from 5 to 30 years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the consolidated statements of operations, if and when incurred.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.
------------------------------------------

         Recently issued accounting pronouncements and proposed accounting changes - During 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 147("Acquisitions of Certain Financial Institutions - an amendment of FASB Statements Nos. 72 and 144 and FASB Interpretation No. 9"), No. 146 ("Accounting for Costs Associated with Exit or Disposal Activities") and No. 145,("Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS No. 13, and Technical Corrections as of April 2002"). SFAS No. 147 does not apply to the Company. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 145 is effective for financial statements issued after May 15, 2002. Management does not believe the adoption of SFAS No. 145 and SFAS No.146 will have material impact on the financial statements.

         In December 2002, the FASB issued SFAS No. 148 ("Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No.123"), which amends SFAS No. 123. SFAS No. 148, which is effective as of December 31, 2002, provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends certain disclosure provisions of SFAS No. 123. SFAS No.148 does not permit the use of the original Statement No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. Management has implemented the required disclosure provisions of SFAS No. 148 as of December 31, 2002.

         In November 2002, the FASB issued Interpretation No. 45, ("Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"). The Interpretation elaborates on the disclosures to be made by sellers or guarantors of products and services,as well as those entities guaranteeing the financial performance of others. The Interpretation further clarifies that a guarantor is required to recognize,at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The Company believes that its disclosures with regards to these matters are adequate as of December 31, 2002.


ITEM 7.   FINANCIAL STATEMENTS.
          --------------------

         The auditor's report and financial statements required by this Item 7 are included elsewhere in this Report and incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
        ---------------------------------------------------------------

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

         The following reflects certain biographical information on the current directors and executive officers of the Company:

NAME                       POSITION                                       AGE
----                       --------                                       ---

Victor Gura, M.D.          Director, President and Chief Executive        60
                           Officer
Ronald P. Lang, M.D.       Director and Secretary                         53
Jose Spiwak, M.D.          Director                                       58
Robert Snukal              Director                                       56

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

            ROBERT SNUKAL was appointed to serve as a director of the Company on February 11, 2003. Mr. Snukal is a director of the Pacific Asian Museum in Pasadena, California. From 1997 to 2002, he served as a member of the Board of Directors, Chief Executive Officer and President of Fountain View, Inc., a healthcare provider providing physical therapy, occupational therapy, speech therapy and pharmacy services as well as operating skilled nursing facilities and assisted living facilities. He is a former Canada Council Fellow, and has authored several publications. Mr. Snukal holds a Bachelor Degree and a Masters Degree in English Literature from the University of Manitoba. Mr. Snukal has been a Lecturer and an Assistant Professor in several universities including the University of British Columbia, the University of Sussex in England and the University of Calgary.

         Melinda McIntyre-Kolpin resigned from her position as a director of the Company in August, 2002.

ITEM 10. EXECUTIVE COMPENSATION.

         SUMMARY COMPENSATION TABLE. The following table sets forth certain information concerning compensation of certain of the Company's executive officers (the "Named Executives"), including the Company's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the fiscal years ended December 31, 2002, 2001 and 2000:

                                                                               LONG TERM COMPENSATION
                                                                 ----------------------------------------------------
                                     ANNUAL COMPENSATION                    AWARDS                    PAYOUTS
                             ----------------------------------------------------------------------------------------

        (a)           (b)         (c)         (d)        (e)         (f)            (g)           (h)        (i)
                                                    OTHER ANNUAL    OTHER        RESTRICTED       LTIP    ALL OTHER
     NAME AND                    SALARY      BONUS  COMPENSATION    AWARDS      OPTIONS/SARS    PAYOUTS   COMPENSATION
PRINCIPAL POSITION    YEAR        ($)         ($)        ($)         ($)            (#)           ($)        ($)
---------------------------------------------------------------------------------------------------------------------
Victor Gura, M.D.     2002      $150,000      0           0           0             0(1)           0          0
                      2001      $150,000      0           0           0          300,000(2)        0          0
                      2000      $150,000      0           0           0           200,000          0          0

1. Does not include warrants to purchase up to 337,500 shares of Common Stock, which have an exercise price of $3.50 per share, granted to Dr. Gura in connection with a Share Exchange Agreement, dated May 11, 1996, between the Company, on one hand, and Dr. Gura and two of the Company's other principal stockholders, on the other hand. See "Item 12 - Certain Relationships and Related Transactions."

2. Does not include options to purchase up to 5,000,000 shares of Common Stock, which have an exercise price of $1.25 per share, granted to Dr. Gura in connection with a Technology Purchase Agreement, dated December 18, 2001, between the Company and Dr. Gura. During 1999, the Company granted to Dr. Gura 150,000 options, which were canceled and subsequently reissued in 2000 with a $0.10 per share exercise price. In March, 2001, the Company again canceled these options, and also canceled an additional 150,000 options, which were initially granted to Dr. Gura in 1998, and were canceled and reissued in 2000 with an exercise price of $0.10 per share. The Company granted 300,000 options to Dr. Gura on December 18, 2001 with an exercise price of $0.07 per share. See "Item 12--Certain Relationships and Related Transactions."

         OPTION/SAR GRANTS TABLE DURING LAST FISCAL YEAR. The following table sets forth certain information concerning grants of stock options to certain of the Named Executives, for the fiscal year ended December 31, 2002:

                                                                                             POTENTIAL REALIZABLE
                                                                                               VALUE AT ASSUMED
                                                                                                ANNUAL RATES OF
                                                                                           STOCK PRICE APPRECIATION
                                   INDIVIDUAL GRANTS                                          FOR OPTION TERM(1)
----------------------------------------------------------------------------------------- ----------------------------
         (A)                 (B)            (C)              (D)               (E)             (F)            (G)
                          NUMBER OF      % OF TOTAL
                         SECURITIES       OPTIONS/
                         UNDERLYING         SARS
                          OPTIONS/       GRANTED TO        EXERCISE
                            SARS         EMPLOYEES         OR BASE
                           GRANTED       IN FISCAL          PRICE          EXPIRATION
NAME                         (#)            YEAR          ($/SHARE)           DATE            5%($)         10%($)
----------------------- -------------- --------------- ----------------- ---------------- --------------- ------------
Victor Gura, M.D.           0(2)             0%              N/A               N/A              $0            $0


1. This chart assumes a market price of $0.05 for the Common Stock, the closing price for the Company's Common Stock in the over-the-counter market as of December 31, 2002, as the assumed market price for the Common Stock with respect to determining the "potential realizable value" of the shares of Common Stock underlying the options described in the chart, as reduced by any lesser exercise price for such options. Each of the options reflected in the chart was granted at exercise prices, which the Company believes to have been determined at the fair market value as of the date of grant. Further, the chart assumes the annual compounding of such assumed market price over the relevant periods, without giving effect to commissions or other costs or expenses relating to potential sales of such securities. The Company's Common Stock has a very limited trading history. These values are not intended to forecast the possible future appreciation, if any, of the price or value of the Common Stock.

3. Does not include warrants to purchase up to 337,500 shares of Common Stock, which have an exercise price of $3.50 per share, granted to Dr. Gura on May 1, 2002 in connection with a Share Exchange Agreement, dated May 11, 1996, between the Company, on one hand, and Dr. Gura and two of the Company's other principal stockholders, on the other hand. See "Item 12 - Certain Relationships and Related Transactions."

         OPTION EXERCISES AND YEAR-END VALUES. The following table sets forth information with respect to the exercised and unexercised options to purchase shares of Common Stock for certain of the Named Executives held by them at December 31, 2002:

                                                                                           VALUE OF UNEXERCISED
                                                       NUMBER OF UNEXERCISED                   IN THE MONEY
                       SHARES                                OPTIONS AT                         OPTIONS AT
                      ACQUIRED        VALUE              DECEMBER 31, 2002                DECEMBER 31, 2002 (1)
                                                 ----------------------------------- ---------------------------------
NAME                 ON EXERCISE     REALIZED      EXERCISABLE      UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
------------------- -------------- ------------- ----------------- ----------------- ---------------- ----------------
Victor Gura, M.D.         0             0           1,837,500         4,000,000             0                0
Ronald P. Lang, M.D.      0             0            635,000          1,200,000             0                0
Jose Spiwak, M.D.         0             0            420,000              0                 0                0

1. Represents an amount equal to the number of options multiplied by the difference between the average of the closing bid and asked prices for the Common Stock in the over-the counter market on December 31, 2002 ($0.03 per share) and the exercise price for the options ($0.07-$3.50).

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

         The Company has reserved for issuance up to 1,000,000 shares of Common Stock under the 1998 Stock Option Plan. The Company has granted options to purchase up to 712,500 shares of Common Stock under the 1998 Stock Option Plan, 75,000 shares of which have been exercised and all of which have vested. In 2000, the Company canceled the unexercised 637,500 options and reissued 637,500 options to the same persons at an exercise price of $0.10 per share. On December 18, 2001, the Company cancelled these 637,500 options and reissued 637,500 options to the same persons at an exercise price of $0.07 per share. The 1998 Stock Option Plan, includes a provision, which places a 3000,000 share limit on the number of options that may be granted under the 1998 Stock Option Plan to an employee in each fiscal year.

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

         OTHER OPTIONS AND WARRANTS. The Company also has warrants and options issued and outstanding outside of the three (3) stock option plans to purchase up to 9,694,220 shares of Common Stock, at exercise prices ranging from $0.042 to $3.50 per share, to certain directors, consultants and employees of the Company, of which 3,994,220 are currently exercisable.

         MATTHIAS & BERG OPTIONS

         On February 12, 2003, the Company granted to M&B the options to purchase up to 1,284,220 shares of Common Stock at a per share price of $0.10 in consideration of legal services rendered by M&B to the Company prior to July, 2001, which options expire February 12, 2013. The options may be exercised against credit for a payable of $128,422 for legal services rendered by M&B to the Company prior to July 2001.

         RESEARCH AND DEVELOPMENT TEAM

         Effective November 2002, the Company granted to two members of its research and development team options to purchase up to an aggregate of 500,000 shares of Common Stock at a per share price of $0.10. These options vest upon the achievement of certain performance-based milestones and expire 5 years after vesting. As of the date of this Report, no options have vested.

         TECHNOLOGY PURCHASE AGREEMENT

         The Company has granted options to Drs. Gura and Lang pursuant to the Technology Purchase Agreement, exercisable into an aggregate of 6,500,000 shares of Common Stock, with an exercise price of $1.25 per share. Of these options, 1,300,000 options have vested, with an expiration date of December 18, 2006.

         SHARE EXCHANGE AGREEMENT

         The Company has issued warrants to Drs. Gura, Lang and Uncyk, pursuant to the Share Exchange Agreement, exercisable into an aggregate of 500,000 shares of Common Stock, with an exercise price of $3.50 per share, and an expiration date of May 1, 2005.

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

DIRECTORS AND OFFICERS LIABILITY INSURANCE

         The Company has obtained directors' and officers' liability insurance with an aggregate limit of liability for the policy year, inclusive of costs of defense, in the amount of $2,000,000.00. The insurance policy expires on April 15, 2004.

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

         The Company's Certificate of Incorporation and Bylaws designate the relative duties and responsibilities of the Company's officers, establish procedures for actions by directors and stockholders and other items. The Company's Certificate of Incorporation and Bylaws also contain extensive indemnification provisions, which will permit the Company to indemnify its officers and directors to the maximum extent, provided by Delaware law.

         In addition, the Company has adopted a form of indemnification agreement (the "Indemnification Agreement"), which provides the indemnitee with the maximum indemnification allowed under applicable law. Since the Delaware statute is non-exclusive, it is possible that certain claims beyond the scope of the statute may be indemnifiable. The Indemnification Agreements provide a scheme of indemnification, which may be broader than that specifically provided by Delaware law. It has not yet been determined, however, to what extent the indemnification expressly permitted by Delaware law may be expanded, and therefore the scope of indemnification provided by the Indemnification Agreements may be subject to future judicial interpretation.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Board has a Compensation Committee and an Audit Committee comprised of the following members of the Board of Directors: Dr. Jose Spiwak and Robert Snukal, each of whom may be deemed to be an outside/non-employee director. The Board has no standing committee on nominations or any other committees performing equivalent functions.

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

         COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934.
Section 16(a) of the Exchange Act requires the Company's directors and executive officers and beneficial holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of such equity securities of the Company. Based solely upon a review of such forms, or on written representations from certain reporting persons that no other reports were required for such persons, the Company believes that all reports required pursuant to Section 16(a) with respect to its executive officers, directors and 10% beneficial stockholders for the fiscal year ended December 31, 2002 were timely filed, except as set forth below:

         Each of Drs. Gura and Lang were required to file a Form 4 in connection with the receipt on May 1, 2002, of options to purchase an aggregate 6,500,000 shares of the Company's Common Stock at an exercise price of $1.25 per share pursuant to the Technology Purchase Agreement. Each of Drs. Gura, Lang and Uncyk were required to file a Form 4 in connection with the receipt of warrants to purchase an aggregate of 500,000 shares of the Company's Common Stock at an exercise price of $3.50 per share pursuant to the Share Exchange Agreement. Form-4's covering the foregoing issuances were filed September 2002.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table reflects, as of May 21, 2003, the beneficial Common Stock ownership of: (a) each director of the Company, (b) each current executive officer named in the Summary Compensation Table in this Report, (c) each person known by the Company to be a beneficial owner of five percent (5%) or more of its Common Stock, and (d) all executive officers and directors of the Company as a group:

NAME AND ADDRESS                               NO. OF
OF BENEFICIAL OWNER                            SHARES(#)              PERCENT
-------------------                            ---------              -------

Medipace Medical Group, Inc.(1)                  800,000                 5.65%
Victor Gura, M.D.(1,2)                         7,267,846                45.46%
Ronald P. Lang, M.D.(1,3)                      2,978,449                20.14%
Jose Spiwak, M.D.(4)                             465,000                 3.26%
Robert Snukal (5)                                      *                     *
Avraham H. Uncyk, M.D.(1,6)                    1,535,977                10.82%

All executive officers
and directors as a group (4 persons) (7)       9,921,295                58.21%
__________________

# Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of April 1, 2002, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, the Company believes stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Percentage of ownership is based on 14,150,522 shares of common stock outstanding as of May 21, 2003.

*      Indicates less than 1%.

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

4. The address for Dr. Jose Spiwak is 3628 East Imperial Highway, Suite 402, Lynwood, California 90262. Dr. Spiwak is the registered owner of 55,000 shares of Common Stock. Dr. Spiwak has been granted options to purchase up to: (i) 150,000 shares of Common Stock at an exercise price of $1.00 per share, all which have vested, (ii) 20,000 shares of Common Stock at an exercise price of $0.10 per share and (iii) 250,000 shares of Common Stock at an exercise price of $1.25 per share, all of which have vested.

5. The address for Mr. Robert Snukal is 8489 West 3rd Street, Second Floor, Los Angeles, California 90048. Mr. Snukal has been granted options to purchase up to 250,000 shares of Common Stock at an exercise price of $0.07 per share. The options shall vest in equal increments of 50,0000 shares of Common Stock on an annual basis on each February 12th, commencing February 12, 2004 and terminating February 12, 2008.

6. Dr. Uncyk is the beneficial owner of 1,485,977 shares (which includes 800,000 shares of Common Stock owned by an affiliate of Dr. Uncyk), and warrants to purchase up to 50,000 shares of Common Stock, with an exercise price of $3.50 per share, which expire on May 1, 2005. See "Certain Relationships and Related Transactions."

7. Includes 7,028,795 shares of Common Stock and options and warrants to purchase up to 2,892,500 shares of Common Stock. Does not include options to purchase up to 5,200,000 shares of Common Stock, which may vest subject to certain schedules. See "Certain Relationships and Related Transactions."

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

         The parties had agreed to the contingent aggregate issuance of up to an additional 4,210,644 shares of Common Stock and warrants to purchase up to 500,000 shares of Common Stock, at an exercise price of $3.50 per share, to Drs. Gura, Uncyk and Lang in the event that the Company's annual pre-tax earnings from operations of the Company during the fiscal years following the date of the Share Exchange Agreement through December 31, 2001 equaled or exceeded $2,000,000, on the following basis: (i) Dr. Gura (2,842,185 shares and 337,500 warrants), (ii) Dr. Lang (947,395 shares and 112,500 warrants), and (iii) Dr. Uncyk (421,064 shares and 50,000 warrants), which reflects the percentage distribution ratio for the initial issuance of the shares of Common Stock in connection with the Share Exchange Agreement to Drs. Gura, Lang and Uncyk, respectively. The Company did not meet the required results of operations through December 31, 2001. However, on December 18, 2001, the parties reached an agreement to issue the contingent securities to Drs. Gura, Uncyk and Lang, based on the understanding in the Share Exchange Agreement that the Company would meet certain funding obligations in order to finance prospective operations of the Company and assist the Company in being able to meet the earnings targets. The warrants will expire on May 1, 2005.

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

         LOANS TO AND TRANSACTIONS WITH AFFILIATES. Medipace had executed a demand promissory note in favor of the Company in the principal amount of $121,151, dated September 17, 1997, bearing interest at the rate of 8% per annum. Medipace did not make any payments on the promissory note in 1998 and 1999. During 1999, the Company transferred the $75,000 obligation underlying a second promissory note in the same amount to a separate lease receivable in connection with a purchase and leaseback arrangement with Medipace. Medipace had been in default on the lease payable since October, 1999. In November, 2001 all debts owing by Medipace to the Company were consolidated into a single promissory note in the principal amount of $218,919.32, bearing interest at the rate of 8% per annum. Under the new note, Medipace is obligated to make monthly interest payments in amount of $1,479.73 commencing December 31, 2001 for 24 months, with principal and accrued interest due at maturity on December 31, 2003.

         In February 2003, the Company extended to Medipace a short term loan in the principal amount of $12,000 at an interest rate of 8%. As of the date of this Report, the Company accrued $840 in interest on such note.

         Medipace also provides the Company with certain laboratory services at what the Company believes to be fair market prices. For the year ended December 31, 2002, the Company owed to Medipace $48,727.92 for such laboratory services. The $48,727.92 was offset against $12,840 as payment in full of its short term loan to Medipace, $17,756.76 of the interest due to the Company from Medipace under the foregoing promissory note and the remaining $18,131.16 was applied to repayment of the principal. As of December 31, 2002, the new reduced principal amount of the note was $200,788.16. See "Item 12 - Certain Relationships and Related Transactions."

         SALE OF WAREHOUSE ASSETS. As of October 18, 1996, the Company completed the sale (the "Warehouse Sale") of certain real estate and other assets, related to the Company's prior business operation of a potato warehouse (the "Warehouse Assets") in Monte Vista, Colorado, to certain former affiliates of the Company for the purchase price of approximately $1,415,000. The purchase price was paid in the form of $550,000 in cash and two (2) promissory notes in the aggregate amount of approximately $865,000 (subject to certain adjustments), and secured by a pledge of 648,206 shares of Common Stock. As of April 15, 1997, the obligors on the promissory notes assigned 630,206 of the shares of Common Stock to Isaac Flombaum. Mr. Flombaum executed a promissory note payable to the Company in the principal amount of approximately $865,000, bearing interest at the rate of 8% per annum, and due and payable on or before February 23, 1998. The promissory notes executed by the initial obligors were cancelled. Further, Mr. Flombaum agreed to pay the additional sum of approximately $135,000 to the Company on the due date of the $865,000 promissory note, with interest accruing at the rate of ten percent (10%) per annum from February 23, 1999, as additional consideration for the Company's agreement to consent to the assignment of the 630,206 shares. Mr. Flombaum agreed to assign 300,000 shares, previously held in escrow and securing the note, to a third party consultant to whom the Company had a contractual obligation to issue 300,000 shares of Common Stock. As of December 31, 2002, the obligations owing to the Company by Mr. Flombaum were secured by 270,206 shares of Common Stock, which were held in escrow. Through December 31, 2002, the Company has received payment of $76,800 of accrued interest on the promissory note through the liquidation of 60,000 of the originally pledged shares. The Company has not received any payments on the promissory notes since 1997. On May 15, 2003, the Company foreclosed upon the note and obtained the return of the 270,206 shares of Common Stock.

ITEM 13.  CONTROLS AND PROCEDURES.
          -----------------------

         Within the 90 days preceding the filing of this Report, an evaluation was performed regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures. The evaluation was conducted under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, who is also the Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation. There have been no significant changes in the Company's internal controls subsequent to December 31, 2002.

                                     PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K.
          --------------------------------

     A.  FINANCIAL STATEMENTS
         --------------------

         Consolidated balance sheets of National Quality Care, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended.

B.       OTHER EXHIBITS
         --------------

         2.1 Agreement for Exchange of Stock, dated May 11, 1996, by and among the Company., Los Angeles Community Dialysis, Inc., Victor Gura, M.D., Avraham H. Uncyk, M.D. and Ronald P. Lang, M.D.(1)
         3.1      Restated Certificate of Incorporation(2)
         3.2      Bylaws(2)

         10.1 Employment Agreement between the Company and Victor Gura, M.D., April 12, 1996(3)
         10.2     1996 Employee Compensation Stock Option Plan(4)
         10.3     1996 Stock Option Plan(5)
         10.4     1998 Stock Option Plan(6)
         10.5 Technology Purchase Agreement, dated as of December 18, 2001, between the Company and Victor Gura, M.D.(7)
         10.6     Non-Qualified Stock Option Agreement, dated as of December 18,
                  2001, between the Company and Victor Gura, M.D. (7)
         10.7     Non-Qualified Stock Option Agreement, dated as of December 18,
                  2001, between the Company and Ronald P. Lang, M.D. (7)
         23.1     Consent of Moss Adams LLP
         99.1     Certificate of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
         99.2     Certificate of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

_______________________

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

                           NATIONAL QUALITY CARE, INC.
                                 AND SUBSIDIARY


                          INDEPENDENT AUDITORS' REPORT

                                       AND

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

CONTENTS
--------------------------------------------------------------------------------



INDEPENDENT AUDITORS' REPORT                                                 F-1

FINANCIAL STATEMENTS
  Consolidated balance sheets                                                F-2
  Consolidated statements of operations                                      F-3
  Consolidated statements of stockholders' equity (deficit)                  F-4
  Consolidated statements of cash flows                                      F-5
  Notes to consolidated financial statements                         F-6 to F-20

MOSS ADAMS LLP
--------------------------------------------------------------------------------
CERTIFIED PUBLIC ACCOUNTANTS


                          INDEPENDENT AUDITOR'S REPORT



To the Stockholders and Board of Directors of National Quality Care, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of National Quality Care, Inc. and Subsidiary as of December 31, 2001 and 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Quality Care, Inc. and Subsidiary as of December 31, 2001 and 2002, and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial net losses and utilized substantial amounts of cash in its operating activities over the past several years and as of December 31, 2002 has an accumulated deficit of $3,059,583 and a net asset deficiency of $1,060,655. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note
1. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

MOSS ADAMS LLP

                                                              /s/ Moss Adams LLP

Los Angeles, California
March 18, 2003

--------------------------------------------------------------------------------

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                                          2001          2002
----------------------------------------------------------------------------------------------
                                            ASSETS
CURRENT ASSETS
  Cash                                                             $     3,121    $    15,187
  Accounts receivable, net of allowance for doubtful accounts
       of $273,000 in 2001 and $136,000 in 2002                        601,878        498,951
  Supplies inventory                                                    78,797         53,526
  Prepaid expenses and other assets                                    184,063         64,979
                                                                   ------------   ------------
               Total current assets                                    867,859        632,643

PROPERTY AND EQUIPMENT,  net                                           400,763        281,782

PROPERTY HELD FOR SALE, net                                          1,943,699             --

OTHER ASSETS                                                           173,230        110,820
                                                                   ------------   ------------
               Total assets                                        $ 3,385,551    $ 1,025,245
                                                                   ============   ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Accounts payable                                                 $   929,233    $ 1,056,551
  Accrued expenses                                                     422,172        475,980
  Notes payable and current portion of long-term debt                  469,532        323,259
                                                                   ------------   ------------
               Total current liabilities                             1,820,937      1,855,790

LONG-TERM DEBT, net of current portion                               1,903,771        230,110
                                                                   ------------   ------------
               Total liabilities                                     3,724,708      2,085,900
                                                                   ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.01 par value, 5,000,000 shares authorized;
      no shares issued and outstanding                                      --             --
   Common stock, $.01 par value, 50,000,000 shares authorized;
      9,939,878 and 9,939,878 shares issued and outstanding             99,398         99,398
   Additional paid-in capital                                        2,182,907      2,182,907
   Receivables from stockholders, net                                 (320,279)      (283,377)
   Accumulated deficit                                              (2,301,183)    (3,059,613)
                                                                   ------------   ------------
               Total stockholders' deficit                            (339,157)    (1,060,685)
                                                                   ------------   ------------
               Total liabilities and stockholders' deficit         $ 3,385,551    $ 1,025,215
                                                                   ============   ============



----------------------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS                  F-2


NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,                                  2001            2002
-----------------------------------------------------------------------------------

REVENUE
    Medical service revenue                             $ 4,084,278    $ 3,503,004
    Rental income                                           271,700        113,208
                                                        ------------   ------------
        Total revenue                                     4,355,978      3,616,212

OPERATING EXPENSES
    Cost of medical services                              3,112,626      2,681,831
    Selling, general and administrative                   1,205,468        805,282
    Research and development                                 74,599        489,421
    Depreciation and amortization                           135,640        124,833
    Rental and other                                         82,233         34,264
                                                        ------------   ------------
        Total operating expenses                          4,610,566      4,135,631
                                                        ------------   ------------
        Loss from operations                               (254,588)      (519,419)
                                                        ------------   ------------

OTHER INCOME (EXPENSE)
    Interest expense                                       (291,080)       (97,230)
    Interest income                                           7,837             --
    Litigation settlement                                        --       (117,500)
    Miscellaneous                                            (3,744)       (17,517)
                                                        ------------   ------------
        Total other expense                                (286,987)      (232,247)
                                                        ------------   ------------
        Loss before provision for income taxes             (541,575)      (751,666)

INCOME TAX PROVISION                                         65,185          6,764
                                                        ------------   ------------
NET LOSS                                                $  (606,760)   $  (758,430)
                                                        ============   ============
BASIC AND DILUTED LOSS PER COMMON SHARE                 $     (0.06)   $     (0.08)
                                                        ============   ============
WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED     9,928,000      9,940,000
                                                        ============   ============



-----------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS       F-3


NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2001 AND 2002
------------------------------------------------------------------------------------------------------------------

                                      Common stock        Additional    Receivables                      Total
                              --------------------------    Paid-in         from        Accumulated  Stockholders'
                                 Shares        Amount       Capital     Stockholders     Deficit    Equity (Deficit)
                              ------------  ------------  ------------  ------------   ------------   ------------
BALANCE - DECEMBER 31, 2000     9,889,878   $    98,898   $ 2,177,657   $  (266,359)   $(1,694,423)   $   315,773

   Issuance of common stock        50,000           500         5,250            --             --          5,750
   Changes in receivables
      from stockholders                --            --            --       (53,920)            --        (53,920)
                              ------------  ------------  ------------  ------------   ------------   ------------
   Net loss                            --            --            --            --       (606,760)      (606,760)

BALANCE - DECEMBER 31, 2001     9,939,878        99,398     2,182,907      (320,279)    (2,301,183)      (339,157)

   Change in receivables
      from stockholders                --            --            --        36,902             --         36,902
   Net loss                            --            --            --            --       (758,430)      (758,430)
                              ------------  ------------  ------------  ------------   ------------   ------------
BALANCE - DECEMBER 31, 2002     9,939,878   $    99,398   $ 2,182,907   $  (283,377)   $(3,059,613)   $(1,060,685)
                              ============  ============  ============  ============   ============   ============




------------------------------------------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS                                      F-4


NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                                     2001          2002
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                            $  (606,760)   $  (758,430)
     Adjustments to reconcile net loss to net cash flows
           from operating activities:
         Depreciation and amortization                                       180,864        140,818
         Allowance for doubtful accounts                                     176,667       (137,111)
         Gain on sale of property                                                 --         (6,775)
         Deferred income taxes                                                60,000             --
         Issuances of common stock for services                                5,750             --
         Changes in assets and liabilities:
              Accounts receivable                                            322,066        240,038
              Supplies inventory                                             (22,199)        25,271
              Prepaid expenses                                              (107,129)       118,228
              Other assets                                                     7,888        120,358
              Accounts payable                                              (198,817)        82,379
              Accrued expenses                                                92,028         53,806
                                                                         ------------   ------------
                      Net cash used by operating activities                  (89,642)      (121,418)
                                                                         ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from the sale of building                                           --      1,973,930
     Purchase of property and equipment                                      (16,455)        (2,387)
     Changes in receivable from stockholder, net                             (53,920)        36,902
                                                                         ------------   ------------
                      Net cash (used) provided by investing activities       (70,375)     2,008,445
                                                                         ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from short and long-term borrowings                            351,381             --
     Repayment of short and long-term borrowings                            (189,443)            --
     Retirement of debt                                                           --     (1,874,991)
                                                                         ------------   ------------
                      Net cash provided (used) by financing activities       161,938     (1,874,991)
                                                                         ------------   ------------
NET INCREASE IN CASH                                                           1,921         12,036

CASH, beginning of year                                                        1,200          3,121
                                                                         ------------   ------------
CASH, end of year                                                        $     3,121    $    15,157
                                                                         ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for
         Interest                                                        $   294,825    $    10,126
                                                                         ============   ============
         Income taxes                                                    $     5,185    $        --
                                                                         ============   ============
SUPPLEMENTAL DISCLOSURE OF NONCASH
         INVESTING AND FINANCING ACTIVITIES:
     Acquisition of technology rights with long-term note                $   100,000    $        --
                                                                         ============   ============




----------------------------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS                        F-5

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS

         National Quality Care, Inc. (the Company) provides dialysis services for patients suffering from chronic kidney failure through one dialysis clinic located in Los Angeles, California and for patients suffering acute kidney failure through a visiting nursing program contracted to several Los Angeles County hospitals. Payments for services is provided primarily by third-party payors including Medicare, Medi-Cal, commercial insurance companies and by the contracted hospitals. The Company also received income from the lease of a hospital building to third party tenants.

         FINANCIAL CONDITION - For the past several years, the Company has experienced net operating losses, and as of December 31, 2002 has accumulated losses of $3,059,583 and a working capital deficiency (defined as current assets minus current liabilities) of $1,223,147. In addition, total liabilities exceed total assets by $1,060,655. Such deficiencies indicate the Company may not be able to meet its current obligations as they come due without additional financing or positive cash flow from operating activities.

         Management has taken certain actions and is pursuing additional measures to support the Company's immediate operating plan, including the following:

         o In May 2002, the Company sold rental property resulting in the retirement of debt of approximately $1,611,000 and additional working capital of approximately $367,000.

         o Operating costs have been reduced by eliminating certain staff positions.

         o Efficiencies in operations have been improved by shifting service days to certain patients in order to yield a more steady flow of service revenue and thereby minimize the cost of patient service.

         o The technical training institute, which was closed in the beginning of 2002, has been reopened, and management believes it can be operated profitably.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of National Quality Care, Inc. and its wholly owned subsidiary, Los Angeles Community Dialysis, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

         CASH AND CASH EQUIVALENTS - For purposes of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less when acquired to be cash equivalents.



--------------------------------------------------------------------------------

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

         ACCOUNTS RECEIVABLE AND ALLOWANCES - The Company carries its accounts receivable at billed amounts less allowances for contractual adjustments and doubtful accounts. The Company does not accrue interest on its receivables. On a periodic basis, the Company evaluates its accounts receivables and establishes allowances based on contractual arrangements, history of past write-offs and collections and current credit conditions. The Company's policy for writing off receivables as uncollectible varies based on the payer arrangements and management's estimate of the customer's ability to pay.

         OTHER ASSETS - Included in other assets for the year ended December 31, 2001 is approximately $28,000 in loan fees and closing costs related to the purchase of land and building. The fees were being amortized on a straight-line basis over ten years. The land and building were sold in May 2002, whereby the Company wrote off the assets at that time. Total amortization expense for the year ended December 31, 2001 and 2002, was $5,820 and $2,611, respectively.

         Other assets also includes technology rights acquired in a transaction described in Note 8. The Company will begin amortizing this intangible asset if and when revenue generating activities commence pursuant to the use of the technology.

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

         The Medicare and Medi-Cal programs, which are the largest payors for services rendered by the Company, combined to account for approximately 91% and 92% of the Company's gross revenues for the years ended December 31, 2001 and 2002, respectively. The Company is a party to nonexclusive agreements with certain third-party payors and termination of such third-party agreements could have an adverse effect on the Company.


--------------------------------------------------------------------------------

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

         STOCK OPTIONS - As permitted by Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation" the Company continues to apply Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its option plans. Under SFAS 123, a fair value method is used to determine compensation cost for stock options or similar equity instruments. Compensation is measured at the grant date and is recognized over the service or vesting period. Under APB 25, compensation cost is the excess, if any, of the quoted market price of the stock at the measurement date over the amount that must be paid to acquire the stock. SFAS 123 allows the Company to continue to account for stock-based compensation under APB 25, with disclosure of the effects of the fair value method.



--------------------------------------------------------------------------------

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Had compensation cost for the Company's options granted been determined using a fair value method , the Company's net loss and loss per share would be affected as follows:

                                                        2001             2002
                                                   ------------     ------------
     Net loss
          As reported                              $  (606,760)     $  (758,430)
                                                   ============     ============
          Pro Forma                                $  (675,998)     $  (776,817)
                                                   ============     ============

     Basic and diluted earnings per share
          As reported                              $      (.06)     $      (.08)
                                                   ============     ============
          Pro Forma                                $      (.07)     $      (.08)
                                                   ============     ============

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

         EARNINGS PER SHARE - Earnings per share are based upon the weighted average number of shares of common stock and common stock equivalents outstanding. Diluted earnings per share is calculated using the "Treasury Stock Method", whereby the potential dilutive effect of common stock equivalents is considered. Common stock equivalents, which are exercisable into 2,480,000 and 3,367,000 shares of common stock at December 31, 2001 and 2002, respectively, have been excluded in the calculation of diluted earnings per share because their effect would be antidilutive. However, these instruments could potentially dilute earnings per share in future years.

         NEW ACCOUNTING PRONOUNCEMENTS - During 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 147 ("Acquisitions of Certain Financial Institutions--an amendment of FASB Statements Nos. 72 and 144 and FASB Interpretation No. 9"), No. 146 ("Accounting for Costs Associated with Exit or Disposal Activities") and No. 145, ("Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS No. 13, and Technical Corrections as of April 2002"). SFAS No. 147 does not apply to the Company. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 145 is effective for financial statements issued after May 15, 2002. Management does not believe the adoption of SFAS No. 145 and SFAS No. 146 will have material impact on the financial statements.


--------------------------------------------------------------------------------

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         In December 2002, the FASB issued SFAS No. 148 ("Accounting for Stock-Based Compensation Transition and Disclosure"), which amends SFAS No. 123. SFAS No. 148, which is effective as of December 31, 2002, provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends certain disclosure provisions of SFAS No. 123. SFAS No. 148 does not permit the use of the original Statement No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. Management has implemented the required disclosure provisions of SFAS No. 148 as of December 31, 2002.

RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the current year presentation. These changes have no effect on net earnings.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment and accumulated depreciation and amortization as of December 31, 2001 and 2002 are:

                                                            2001          2002
                                                         ----------   ----------
     Automobile                                          $  11,166    $  11,166
     Medical equipment                                     680,856      681,601
     Office equipment, furniture and fixtures               84,880       87,376
     Leasehold improvements                                158,372      158,372
                                                         ----------   ----------
                                                           935,274      938,515
     Accumulated depreciation and amortization            (534,511)    (656,733)
                                                         ----------   ----------
                                                         $ 400,763    $ 281,782
                                                         ==========   ==========

         Depreciation and amortization expense on property and equipment for the years ended December 31, 2001 and 2002 was $180,864 and $140,815, respectively, of which $18,593 is included in rental and other expense in the statement of operations. Medical equipment includes $566,671 of equipment under capital lease as of December 31, 2001 and 2002, with accumulated depreciation of $337,066 and $421,998, respectively.

         In May 2002, the Company sold rental property with a net book value as of December 31, 2001 of $1,943,699 for $2,125,000. The net gain on the sale, after considering all expenses related to the sale, was $6,775.



--------------------------------------------------------------------------------

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4 - LEASE RECEIVABLE

         During fiscal 2000, the Company entered into a purchase and leaseback arrangement for $75,000 of equipment with a shareholder affiliate, financing such equipment through a third party. The transaction resulted in a receivable from the shareholder affiliate replacing a portion of the note receivable from that affiliate (see Note 8) and a capital lease liability of an equal amount, at lease inception, to the third party. The receivable is recorded in stockholder's equity in 2001 and 2002. The shareholder affiliate has been in default on the lease receivable during 2001 and 2002. Interest earned on the lease receivable has been fully reserved.

         Minimum payments under the capital lease receivable is as follows:

                  2003                                              $   122,016
                  2004                                                    2,542
                                                                    ------------
         Total minimum payments                                         124,558
         Amount representing interest                                   (57,651)
                                                                    ------------
         Present value of net minimum lease payments                $    66,907
                                                                    ============


--------------------------------------------------------------------------------

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



NOTE 5 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

         Notes payable, long-term debt and capital lease obligations at December
31, 2001 and 2002 consist of the following:

                                                                    2001            2002
                                                                 ------------   ------------
Notes payable in monthly installments of $17,740 including
  interest at prime plus 2% repaid in 2002 with the proceeds
  from the sale of the property.                                 $ 1,621,467    $        --

Term loan, due on demand and if no demand is made, due in
  monthly installments of $1,667 plus interest at 1.5% over the bank's index rate (6.25% at December 31, 2002), final
  installment due on April 30, 2003, secured by accounts
  receivable and personal guarantees by two major stockholders        28,319          6,648

Note Payable, due in monthly installments of $10,000 plus
  interest at 15%, repaid in 2002                                     36,513             --

Note payable, due on demand plus interest at 10%,
  repaid in 2002.                                                     89,986             --

Note payable, due in monthly installments of $8,838 plus interest at .75% over the bank's index rate (5.5% at December 31, 2002)
  final installation due January 2003, secured by equipment          120,381        118,637

Note payable, due in monthly installments of $4,031 plus interest at .75% over the bank's index rate (5.5% at December 31, 2002)
  balance due January 2002                                           186,561        178,879

Capitalized lease obligations, aggregate monthly installments of
  $8,405 including interest at 10% to 23%, due October 2002
  through January 2004 collateralized by equipment                    73,435          4,234

Capitalized lease obligations, due in monthly installments
  of $3,488 including interest at 12% due December 2001,
  collateralized by equipment                                         12,683         29,781

Capitalized lease obligations, due in monthly installments
  of $1,253 including interest at 12%, due December 2005,
  collateralized by equipment                                         48,458         66,778


--------------------------------------------------------------------------------------------

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------------------

NOTE 5 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES (Continued)

Capitalized lease obligations, due in monthly installments
   of $2,542 including interest at 36%, due January 2004,
   collateralized by equipment                                        55,500         48,412

Note payable to related party (Note 8), interest at 7% per
  annum and principal due December 18, 2006, collateralized
  by technology rights                                               100,000        100,000
                                                                  -----------    -----------
                                                                   2,373,303        553,369
Less current portion                                                (469,532)      (323,259)
                                                                  -----------    -----------
Long-term debt                                                    $1,903,771     $  230,110
                                                                  ===========    ===========

          Annual principal maturities of long-term obligations, exclusive of capital leases, for future years ending December 31, are:

                 2003                                                $  199,748
                 2004                                                    41,383
                 2005                                                    43,937
                 2006                                                   119,096
                                                                     -----------
                                                                     $  404,164
                                                                     ===========

         Minimum lease payments under capital leases for future years ending December 31 are:

                  2003                                               $  128,573
                  2004                                                   17,509
                  2005                                                   11,250
                                                                     -----------
         Total minimum payments                                         157,332
         Amount representing interest at 10% to 36%                      (8,127)
                                                                     -----------
         Present value of net minimum lease payments                    149,205

         Current portion                                               (123,511)
                                                                     -----------
                  Long-term portion                                  $   25,694
                                                                     ===========


--------------------------------------------------------------------------------

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 5 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES (Continued)

         The Company's term loans have a financial covenant which requires net income on a quarterly basis. The Company was not in compliance with this covenant during 2002. The total outstanding balance under these term loans was $6,648 at December 31, 2002.

NOTE 6 - INCOME TAXES

         Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and tax reporting purposes. At December 31, 2001 and 2002, the Company's deferred tax assets are comprised of the following items:

                                                         2001           2002
                                                     ------------   ------------
DEFERRED TAX ASSETS
      Net operating loss carryforward                $ 2,077,000    $ 2,459,000
      Note receivable reserve                            288,000        288,000
      Allowance for doubtful accounts                    109,000         54,000
      Intangible assets                                    4,000         45,000
      Other                                               22,000         19,000
                                                     ------------   ------------
                                                       2,500,000      2,865,000
      Valuation allowance                             (2,500,000)    (2,865,000)
                                                     ------------   ------------
NET DEFERRED TAX ASSET                               $        --    $        --
                                                     ============   ============

         The current income tax provision consists of the following at December 31:

                                                         2001           2002
                                                     ------------   ------------
Current tax provision
  Federal                                            $        --    $        --
  State                                                    5,185          6,764
                                                     ------------   ------------
                                                           5,185          6,764
  Change in deferred income taxes, net                    60,000             --
                                                     ------------   ------------
                                                     $    65,185    $     6,764
                                                     ============   ============


--------------------------------------------------------------------------------

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 6 - INCOME TAXES (CONTINUED)

         A reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31, 2001 and 2002 follows:

                                                                    Percent of                   Percent of
                                                                      Pre-tax                      Pre-tax
                                                          2001         Income          2002         Income
                                                       -----------   -----------   -----------   -----------

Federal tax expense (benefit)                          $ (184,000)       (34.0)%   $ (258,000)       (34.0)%
State tax expense (benefit), net                          (31,600)        (5.8)       (44,000)        (5.8)
Change in valuation allowance on deferred taxes           274,000         50.7        365,000         48.1
Change in allowance for doubtful accounts                      --           --        (47,989)        (6.3)
Other, net                                                  6,785          1.1         (8,247)        (1.1)
                                                       -----------   -----------   -----------   -----------
                                                       $   65,185         12.0%    $    6,764          0.9%
                                                       ===========   ===========   ===========   ===========

         At December 31, 2002, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $6,931,000 and $1,756,000, respectively, which for federal purposes are available to offset future taxable income, if any, through 2021. The federal net operating loss carryforwards include $3,700,000, which are limited by IRC Section 1502; however, the annual effects of such limitations have not been determined.

NOTE 7 - CAPITAL STOCK TRANSACTIONS

         STOCK BASED COMPENSATION - The Company has granted options and warrants to acquire common stock under two plans and various other grants made directly to certain parties for incentive compensation and as compensation for services rendered. As of December 31, 2002, approximately 3,367,000 shares of stock have been authorized for issuance under these arrangements and all instruments authorized have been issued. The vesting requirements and the terms of the options vary widely based on the specific plan or grant. Stock options granted to date expire between 2 and 6 years after the original date of grant and vest at date of grant.


--------------------------------------------------------------------------------

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7 - CAPITAL STOCK TRANSACTIONS (CONTINUED)

         Activity in the Company's stock option arrangements are as follows:

                                                          Outstanding
                                                --------------------------------
                                                                Weighted Average
                                                 No of Shares    Exercise Price
                                                --------------   --------------

Balance, December 31, 2000                          2,450,000        $  1.16
Granted                                             1,237,500        $  1.46
Exercised, expired and canceled                    (1,207,500)       $ (1.51)
                                                --------------
Balance, December 31, 2001                          2,480,000        $  1.13
Granted                                             1,600,000        $  1.21
Exercised, expired and canceled                      (713,000)       $ (1.16)
                                                --------------
Balance, December 31, 2002                          3,367,000        $  1.17
                                                ==============

         The following summarizes information about stock options outstanding at December 31, 2002:

                                  Outstanding Options
                    -----------------------------------------------
                                  Weighted average
Range of exercise     Number         remaining      Weighted average
      price         outstanding   contractual life   exercise price
-----------------   -----------   ----------------   --------------

   $.07 - $1.00       1,317,000      3.3 years            $ 0.18
   $1.01 - $3.50      2,050,000      3.5 years            $ 1.80
                     ----------
                      3,367,000      3.4 years            $ 1.17
                     ==========

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


--------------------------------------------------------------------------------

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7 - CAPITAL STOCK TRANSACTIONS (CONTINUED)

                    Risk-free                       Expected    Expected
  December 31,     interest rate   Expected life   volatility   dividends
----------------   -------------   -------------   ----------   ---------

     2001               1.8%          5 years         153%          0%
     2002               4.3%          5 years         221%          0%

         ISSUANCE OF COMMON STOCK - During 2001, the Company's Board of Directors authorized the issuance of 4,210,644 shares of common stock and warrants to purchase up to 500,000 shares of common stock, at $3.50 per share, to 3 shareholders in connection with the 1996 Agreement for the Exchange of Stock between Los Angeles Community Dialysis, Inc. and National Quality Care, Inc. (formerly Sargent, Inc.). In that exchange agreement, these 3 shareholders received rights to receive up to 4,210,644 shares of restricted common stock and warrants to purchase up to 500,000 shares of restricted common stock of the Company. The issuance of these shares and warrants was contingent upon the Company's achievement of certain measures of financial performance through December 31, 2001. During 2002, the Company's Board of Directors made a determination that these individuals had met the performance objectives as contemplated by the 1996 merger agreement and that the Company's failure to meet the specific financial performance criteria as stipulated in the merger agreement was due to causes beyond the control of the 3 shareholders. The Company intends to issue these additional shares and warrants in fiscal 2003. Such issuance will have no impact on the financial condition or results of operations since their issuance is without monetary consideration and without regard to specific services rendered.

          NOTE RECEIVABLE - The following related party notes receivable are presented in the accompanying balance sheets as offset to shareholders' equity.


                                                                      December 31,
                                                                --------------------------
                                                                   2001            2002
                                                                -----------    -----------
Note receivable for advances to an
  entity controlled by an officer/shareholder, interest
  at 8% per annum, $n110,582, due on demand.                    $  110,582     $   73,679

Note receivable created in sale/
  leaseback transaction (see Note 4) to an entity
  controlled by an officer/ shareholder.                            66,907         66,907

Notes receivable from shareholder, non-
  interest bearing, secured by 570,000 shares of
  common stock of the Company, due February
  2002, In 2003, the Company foreclosed on these
  notes.                                                           861,790        861,790

Less: valuation allowance                                         (719,000)      (719,000)
                                                                -----------    -----------
                                                                $  320,279     $  283,376
                                                                ===========    ===========

--------------------------------------------------------------------------------

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

         TECHNOLOGY PURCHASE AGREEMENT - In December 2001, the Company entered into an agreement for the purchase of certain technology from its president, Victor Gura, M.D. The $100,000 purchase price was paid by a promissory note (see
Note 5). In connection with this agreement, Dr. Gura assigned his rights to two pending United States Patents Applications relating to a Wearable Peritoneal Dialysis System and a Wearable Renal Replacement Therapy Device. The Company issued to Dr. Gura options to purchase up to 5,000,000 shares of Common Stock, with an exercise price of $1.25 per share. Of the 5,000,000 options, 1,000,000 options vest immediately, and the remaining options vest in accordance with the achievement of certain prospective milestones with respect to the development of a marketable product relating to the technology. The Company issued Dr. Gura a promissory note in the amount of $100,000, which is secured by the transferred technology. The note matures on December 18, 2006, and may be canceled in the event that the per-share price of the Company's Common Stock equals or exceeds $5.00 per share at any time through the maturity date of the note. In addition, the Company granted options to purchase up to 1,500,000 shares of Common Stock, with an exercise price of $1.25 per share, to Ronald P. Lang for his contributions to the development of the technology. Of the 1,500,000 options, 300,000 options vest immediately and the remaining options may vest in accordance with the achievement of the same prospective milestones with respect to the vesting of Dr. Gura's options.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

      LEASES - The Company leases various operating facilities and certain medical equipment under operating leases expiring through 2007. Certain leases contain renewal options and escalation clauses based primarily on the prevailing consumer price index. In addition to specified rent, the property lease provides for the payment of certain building operating expenses over base year amounts. Minimum annual payments under noncancellable operating leases for future years ending December 31 are:

                  2003                                           $     191,217
                  2004                                                 169,542
                  2005                                                 179,143
                  2006                                                 179,143
                  2007                                                  74,643
                                                                 --------------
                                                                 $     793,688
                                                                 ==============


--------------------------------------------------------------------------------

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Total rent expense, including equipment rentals, for the years ended December 31, 2001 and 2002 amounted to approximately $233,000 and $196,000, respectively.

         LITIGATION - On December 31, 2002 the Company was involved in litigation with a landlord who alleged breach of contract. Subsequent to year-end, the Company settled this matter for $117,500. As of December 31, 2002 the full amount of the settlement was accrued.

         A creditor of the Company has filed a lawsuit in federal court in an effort to recover on two outstanding promissory notes, totaling $350,000. The Company is attempting to settle the matter and believes there is no financial exposure beyond the carrying value of the promissory notes.

      A financial consultant has filed a lawsuit against the Company, seeking $377,000 in damages. The Company believes the claim is without merit and is vigorously contesting the matter. At this time a range of potential loss cannot be determined.

NOTE 10 - EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) profit sharing plan that covers substantially all employees who meet the eligibility requirements of the plan. Contributions to the plan are made at the discretion of management and were $2,350 and $2,241 for 2001 and 2002, respectively.

NOTE 11 - MALPRACTICE INSURANCE

         The Company and healthcare providers employed by the Company are insured by American Healthcare Indemnity. The Company's financial obligation is limited to its premiums for malpractice insurance coverage. American Healthcare Indemnity provides claims-based malpractice insurance coverage which covers only asserted malpractice claims within policy limits. The Company purchases tail insurance coverage when necessary and includes the cost of the premiums in the year the tail is purchased. Management does not believe there is material uninsured malpractice exposure at December 31, 2002.

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

NATIONAL QUALITY CARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 12 - SEGMENT INFORMATION (CONTINUED)

         The Company's reportable operating segments include medical services, property leasing, and therapy device. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

                                Medical        Property     Therapy
     December 31, 2001          Services       Leasing       Device          Total
---------------------------   ------------   ------------  ------------   ------------
Total income                  $ 4,084,278    $   271,700   $        --    $ 4,355,978
Operating income (loss)          (369,456)       189,467       (74,599)      (254,588)
Property and equipment, net       400,763             --            --        400,763
Assets held for sale, net              --      1,943,699            --      1,943,699
Interest expense                  133,598        157,482            --        291,080

     December 31, 2002
---------------------------

Total income                    3,504,152        113,208            --      3,617,360
Operating income (loss)          (100,938)        70,970      (489,421)      (519,389)
Property and equipment, net       281,782             --            --        281,782
Assets held for sale, net              --             --            --             --
Interest expense                   51,078         46,152            --         97,230


         During 2002, the property-leasing segment ceased to exist upon the sale of the rental property.

--------------------------------------------------------------------------------
                                                                            F-20

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NATIONAL QUALITY CARE, INC.


Dated:  June 24, 2003           By: /s/ Victor Gura, M.D.
                                    --------------------------------------------
                                Victor Gura, M.D.
                                Chief Executive Officer, Chief Financial Officer
                                and Director


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

                                NATIONAL QUALITY CARE, INC.



Dated:  June 24, 2003           By: /s/ Victor Gura, M.D.
                                    --------------------------------------------
                                Victor Gura, M.D.
                                Chief Executive Officer, Chief Financial Officer
                                and Director



Dated:  June 24, 2003           By: /s/ Ronald P. Lang, M.D.
                                    --------------------------------------------
                                Ronald P. Lang, M.D.
                                Director



Dated:  June 24, 2003           By: /s/ Jose Spiwak, M.D.
                                    --------------------------------------------
                                Jose Spiwak, M.D.
                                Director



Dated:  June 24, 2003           By: /s/ Robert Snukal
                                    --------------------------------------------
                                Robert Snukal
                                Director

                           NATIONAL QUALITY CARE, INC.
                             A DELAWARE CORPORATION

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER

                            SECTION 302 CERTIFICATION

         I, Victor Gura, M.D., Chief Executive Officer and Chief Financial Officer of National Quality Care, Inc., a Delaware corporation (the "Company"), do hereby certify, in accordance with Rules 13a-14 and 15d-14, as created pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, with respect to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2002, as filed with the Securities and Exchange Commission herewith under
Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that:

          (1) I have reviewed this Annual Report on Form 10-KSB of National Quality Care, Inc., a Delaware corporation (the "Company") for the year ended December 31, 2002 (the "Annual Report");

         (2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report;

         (4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company by others within those entities, particularly during the period in which this Annual Report is being prepared;

         (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

         (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         (6) The Company's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: June 24, 2003                             By: /s/ Victor Gura, M.D.
                                                     ---------------------------
                                                     Victor Gura, M.D.
                                                     Chief Executive Officer and
                                                     Chief Financial Officer