Form 10QSB
period 2003-03-31
NATIONAL QUALITY CARE INC
filed 2003-08-11
CIK 872544

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

                       For the Quarter Ended March 31,2003

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

                                 YES _X_ NO ___

                The number of shares of common stock outstanding
                        as of August 04, 2003 is 9,939,878

                           National Quality Care, Inc.

                                Table of Contents

                                                                           Page
                                                                           ----

Part I.   Financial Information                                              3

          Item 1.     Financial Statements

                      Consolidated  Balance Sheets as of
                      March 31, 2003 and December 31, 2002                   4

                      Consolidated  Income Statements for the Three
                      Months Ended March 31, 2003 and 2002                   5

                      Consolidated  Statements of Cash Flows for the
                      Three Months Ended March 31, 2003 and  2002            6

                      Notes to Consolidated Financial Statements             7

          Item 2.     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations         10

Part II.  Other Information

          Item 1.     Legal Preceedings                                     13

          Item 2.     Changes in Securities and Use of Proceeds             13

          Item 3.     Defaults Under Senior Securities                      13

          Item 4.     Submission of Matters to a Vote of Security Holders   13

          Item 5.     Other Information                                     13

          Item 6.     Exhibits and Reports on Form 8-K                      13

Signatures                                                                  14

                         PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
        --------------------


                                                 NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                                                                  CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------

                                     ASSETS
                                                                  December 31,    March 31,
                                                                      2002           2003
                                                                  ------------   ------------
                                                                 (Derived from)    (Unaudited)
                                                                  audited balances)
CURRENT ASSETS
  Cash and cash equivalents                                       $    15,187    $    12,150
  Accounts receivable, net of allowance for
    doubtful accounts of $136,000                                     498,951        452,594
  Supplies inventory                                                   53,526         39,866
  Other                                                                64,979         47,411
                                                                  ------------   ------------
      Total current assets                                            632,643        552,021

PROPERTY AND EQUIPMENT, net                                           281,782        264,493
DEPOSITS AND OTHER LONG-TERM ASSETS                                   110,820        100,000
                                                                  ------------   ------------
      Total assets                                                $ 1,025,245    $   916,514
                                                                  ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and cash overdraft                             $ 1,056,551    $ 1,028,491
  Accrued expenses                                                    475,980        387,957
  Notes payable and current portion of long-term debt                 323,259        311,610
                                                                  ------------   ------------
      Total current liabilities                                     1,855,790      1,728,058

LONG-TERM DEBT, NET OF CURRENT PORTION                                230,110        234,239
                                                                  ------------   ------------
      Total liabilities                                             2,085,900      1,962,297
                                                                  ------------   ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 5,000,000 shares authorized;
    no shares issued and outstanding                                        -             -
  Common stock, $.01 par value, 50,000,000 shares authorized;
    9,939,878 shares issued and outstanding                            99,398         99,398
  Additional paid-in capital                                        2,182,907      2,182,907
  Receivables from stockholders, net                                 (283,377)      (275,610)
  Accumulated deficit                                              (3,059,613)    (3,052,478)
                                                                  ------------   ------------
      Total stockholders' equity                                   (1,060,685)    (1,045,783)
                                                                  ------------   ------------
      Total liabilities and stockholders' equity                  $ 1,025,215    $   916,514
                                                                  ============   ============

              The accompanying notes are an integral part of these financial statements

                                    NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                                      CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
                                                        Three months ended
                                                            March 31,
                                                 -------------------------------

                                                      2002              2003
                                                 --------------   --------------

REVENUE
    Medical services and tuition                 $     941,430    $     846,024
    Property rental                                     67,925                0
                                                 --------------   --------------

            Total revenue                            1,009,355          846,024
                                                 --------------   --------------

OPERATING EXPENSES
    Cost of medical services                           729,725          585,364
    Selling, general and administrative                223,984          231,607
    Depreciation and amortization                       35,626           17,290
    Property rental expense and depreciation            20,558                0
                                                 --------------   --------------

         Subtotal operating expenses                 1,009,893          834,261

         Research and Development                            0           66,432
                                                 --------------   --------------
            Total Operating expenses                 1,009,893          900,693
                                                 --------------   --------------
            (Loss)Income from operations                  (538)         (54,669)
                                                 --------------   --------------
OTHER INCOME (EXPENSE)
    Interest expense                                   (44,322)          (6,063)
    Interest income                                         11
    Other income (expense), net                         50,343          (23,908)
    Forgiveness of debt                                      -           93,929
                                                 --------------   --------------
       Total other expense                               6,021          (63,958)
                                                 --------------   --------------

      Income before income taxes                         5,483            9,289

PROVISION FOR INCOME TAXES                               4,823            2,154
                                                 --------------   --------------

NET INCOME                                       $         661    $       7,135
                                                 ==============   ==============

BASIC AND DILUTED INCOME PER SHARE               $           0    $           0
                                                 ==============   ==============

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC                                          9,940,000        9,940,000
                                                 ==============   ==============
      DILUTED                                        9,940,000        9,940,000
                                                 ==============   ==============

    The accompanying notes are an integral part of these financial statements


                                                                      NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                              FOR THE THREE MONTHS ENDED MARCH 31,
------------------------------------------------------------------------------------------------------------------

                                                                                    2002                 2003
                                                                                --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $         661        $      7,135
     Adjustments to reconcile net income to net cash
         provided in operating activities:
         Depreciation and amortization                                                 45,216              17,290
         Debt forgiveness income                                                            -             (93,929)
         Changes in assets and liabilities:
              Accounts receivable                                                      84,156              46,357
              Supplies inventory                                                       11,871              13,660
              Other assets                                                            (13,279)            (23,821)
              Accounts payable and cash overdraft                                       4,794              65,869
              Accrued expenses                                                         37,830             (88,023)
                                                                                --------------      --------------
                      Net cash provided (used) by operating activities                171,249              (3,284)
                                                                                --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Changes in receivable from stockholder, net                                          424                 -
     Purchase of Equipment                                                               (498)              7,767
                                                                                --------------       -------------
                      Net cash provided (used) by investing activities                    (74)            (16,164)
                                                                                --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES

     Repayment of short and long-term borrowings                                     (166,120)             (7,520)
                                                                                --------------       -------------
                      Net cash used by financing activities                          (166,120)             (7,520)
                                                                                --------------       -------------

NET INCREASE (DECREASE) IN CASH                                                         5,055              (3,037)
CASH, beginning of period                                                               3,121              15,187
                                                                                --------------      --------------
CASH, end of period                                                             $       8,176       $      12,150
                                                                                ==============      ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for
         Interest                                                               $      53,074       $      61,943
         Income taxes                                                           $       4,823               5,023
     Non-cash investing and financing activities:
         Conversion of accounts payable and accrued liabilities
            to notes payable                                                    $           -      $      301,387
         Interest receivable from stockholder accrued but not received          $           -      $            -

                   The accompanying notes are an integral part of these financial statements

                             NATIONAL QUALITY CARE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2003

(1) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of Management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included in the interim period. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

(2) PRINCIPLES OF CONSOLIDATION

         The Consolidated financial statements include the accounts of National Quality Care, Inc. and its wholly owned subsidiaries, Los Angeles Community Dialysis, Inc. and American Institute of Renal Technology.

(3) NOTES PAYABLE

         In May 2001 the Company obtained a $150,000 working line of credit and a $200,000 construction term loan. The line of credit was due on December 1, 2002 and term loan is due May 14, 2006. Both loans require monthly principal and interest payments at prime plus 0.75%.

         The Company had been in default of the loan payable since October 2001. As of July 2003 in consideration for a Forbearance Agreement, the creditor, Baxter Capital, will not seek to enforce collection of any judgment obtained against the Company as long as the Company makes monthly payments in the amount of $7,000 by the 15th of each month.

         At the time of filing the Company has been able to fulfill its monthly payment obligations.

(4) NOTES RECEIVABLE

         Medipace Medical Group, Inc., an affiliate of two of the Company's four
(4) directors and largest stockholders, has executed a demand promissory note in favor of the Company in the principal amount of $121,151, dated September 17, 1997, bearing interest at the rate of 8% per annum. Medipace did not make any payments on the promissory note in 1998 and 1999. During 1999, the Company transferred the $75,000 obligation underlying a second promissory note in the same amount to a separate lease receivable in connection with a purchase and leaseback arrangement with Medipace. Medipace had been in default on the lease payable since October 1999. In July 2001 Medipace executed a demand promissory note in favor of the Company in the principal amount of $85,000, bearing interest at the rate 10%. $35,750 of the note has been repaid leaving a remaining balance in the amount of $47,505 (including interest). In November 2001, all debts owing by Medipace to the Company were consolidated into a single promissory note in the principal amount of $218,919.32, bearing interest at the rate of 8% per annum. Under the new note, Medipace is obligated to make monthly interest payments in amount of $1,479.73 commencing December 31, 2001 for 24 month, with principal and accrued interest due at maturity on December 31, 2003.

         Medipace also provides the Company with certain laboratory services at what the Company believes to be fair market prices. For the quarter ended March 31, 2003, the Company owed to Medipace $12,628.44 for such laboratory services. This amount was offset against $6089.39 as payment in full of the borrowings occurred in January, 2003, $3,976.82 of the interest due to the Company from Medipace under the foregoing promissory note and the remaining $ 2,562.23 was applied to repayment of the principal. As of March 31, 2003, the new reduced principal amount of the note was $ 199,040.64.

(5) Significant Accounting Policies

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

(6) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         In April 2003, the FASB issued SFAS No.149 ("Amendment of Statement 133 on Derivative instruments and Hedging Activities"). This Statement amends and clarifies financial accounting and reporting for derivative instruments embedded on other contracts (collective, referred to as derivatives)and for hedging activities under FASB Statement No.133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003. The Company does not believe SFAS No.149 will have a material impact of the Company's financial statements.

      In May 2003, the FASB issued SFAS No.150(Accounting for certain financial instruments with characteristics of both liabilities and equity"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective a the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company believes the adoption of SFAS No.150 will not have a material impact on the Company's financial statements.

(6) RECENT ISSUANCES OF UNREGISTERD SECURITIES

         In November 2002, the FASB issued Interpretation No. 45, ("Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"). The Interpretation elaborates on the disclosures to be made by sellers or guarantors of products and services, as well as those entities guaranteeing the financial performance of others. The Interpretation further clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The Company believes that its disclosures with regards to these matters are adequate as of March 31, 2003.

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

         During the period commencing on June 1996 and ending on April 1997, M&B exercised its option to purchase 174,739 shares of Common Stock from the 1996 Options. During the period commencing on September 1997 and ending May 1999, M&B exercised its option to purchase 155,000 shares of Common Stock from the April M&B Options. The remaining April M&B Options and December M&B Options expired without exercise. The acquisition of the 329,739 shares were credited against the payment of outstanding legal fees in the aggregate amount of $329,739. During the period commencing January 1997 and ending May 1998, M&B sold 257,739 shares of Common Stock on the open market. On February 12, 2003, the Company granted to M&B the options to purchase up to 1,284,220 shares of Common Stock at a per share price of $0.10 in consideration of legal services rendered by M&B to the Company prior to July, 2001, which options expire February 12, 2013. The forgiveness of debt in exchange for these options resulted in income of $93,929.

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

(7) FINANCIAL CONDITION

         The Company has recorded net profit of $7,183 in the current quarter, and however, as of March 31, 2003 the Company's current liabilities exceeded its current assets by $ 1,223,147. To date, the Company has relied primarily of operating cash flow and debt to sustain its operations. Management has taken certain actions and is pursuing additional measures to support the Company's current operating plan, including taking appropriate measures to continue raising equity and other financing from various sources and actively marketing to increase its patient base. Management believes that the Company's ability to sustain operations and pursue research and development activities is dependent upon its ability to raise sufficient capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

         This Report, including the disclosures below, contains certain forward-looking statements that involve substantial risks and uncertainties. When used herein, the terms "anticipates," "expects," "estimates," "believes" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such material differences include the factors disclosed in the "Risk Factors" section of the Company's Annual Report of Form 10-KSB for the year ended December 31, 2002, which readers of this Report should consider carefully. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

OVERVIEW OF PRESENTATION.

         The focus of the Company's principal business operations is the providing of high quality integrated dialysis services for patients suffering from ESRD.

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31,2002.

         Total revenue for the three months ended March 31, 2003 decreased approximately 16.4% to $846,024 from $1,009,355 for the three months ended March 31, 2002. Medical service revenue for the three months ended March 31, 2003 decreased approximately 10.4% to $843,604 from $943,430 for the three months ended March 31, 2002. This decrease primarily resulted from temporary decrease in patient volume due to hospitalizations in hemodialysis services. At the same time patient volume in acute services slightly increased.

         Total operating expenses for the three months ended March 31, 2003 decreased by 10.8% to $900,693 from $1,009,893 for the three months ended March 31, 2002. Total operating expenses include (i) cost of medical services, (ii) selling, general and administrative expenses, and (iii) research and development expenses, as follows:

         Cost of medical services for the three months ended March 31, 2003 decreased 19.8% to $585,364 from $729,725 for the three months ended March 31, 2002. Cost of medical services primarily consists of two (2) categories: (i) Medical services and supplies, and (ii) Outside services.

         Medical services and supplies for the three months ended March 31, 2003 decreased approximately 25.2% to $434,035 from $580,069 for the three months ended March 31, 2002. The decrease was primarily due to a decrease in usage of drugs and medical supplies as a result of decrease in patient volume and a decrease on a per patient basis due to more accurate laboratory results.

         Outside services primarily related to acute services for the three months ended March 31, 2003 increased 1.1% to $151,329 from $149,656 for the three months ended March 31, 2002. This increase was directly attributable to the slightly increased volume of outpatient treatments.

         Selling, general and administrative expenses during the three months ended March 31, 2003 increased 3.4%to $231,607 from $223,984 during the three months ended March 31, 2002. This increase was a result of the following expense increases: 1) advertising $945, 2)automobile expenses $2,600; 3) bank charges $7,000 which was partially offset with slight decrease in various accounts.

         Depreciation and amortization expense during the three months ended March 31, 2003 decreased approximately 51.5% to $17,290 from $35,626 during the three months ended March 31, 2001. This decrease in expenses is a result of certain assets having been fully depreciated.

         Research and development expenses for the portable artificial kidney device in the first quarter of 2003 amounted to approximately $66,432. These expenses include: legal fees; payments to 3 part-time physicians working on project; expenses to conduct internal lab tests; and animal test and to construct a model of a portable kidney. Also, since Dr. Gura devotes 70% of his time to the project, that percentage of his payroll expenses was allocated to research and development expenses. Prior to the research and development endeavor, Dr. Gura's time was devoted primarily to the operations of the Company and therefore his salary and related expenses were included in selling, general and administrative expenses. No such expenses were incurred in the same period last year.

         Other income increased from an amount of $6,021 to an amount of $63,958 for the three months ended March 31, 2002 and March 31, 2003, respectively. The primary reason for this was due to a decrease in interest expense and other charges relating to capital lease obligations, finance charges, and notes, and to debt forgiveness income resulting from the conversion of an outstanding balance to Matthias and Berg, LLP.(for legal services rendered prior to July
2001)in amount of $128,422 into options to purchase shares of Common Stock (fully described in Form 10-KSB).

         As a result of the foregoing, the Company generated income of $7,135 during the three months ended March 31, 2003 as compared to a net income of $661 during the three months ended March 31, 2002. The Company experienced loss from operations during the three months ended March 31, 2003 of $54,669 compared to a loss from operations of $538 during the three months ended March 31,2002 This increase in losses from operations primarily resulted from decreased revenues from inpatient services and from increased research expenses. Management believes that the Company's revenues from inpatient and outpatient services will increase during the balance of the year ending December 31,2003, based on a projected increase in hemodialysis patient census and acquisition of additional contracts with major area hospitals and nursing facilities, which will result in increases in acute and CCPD dialysis services. However, margins between medical revenues and medical expenses have decreased from recent years due to increased costs of medical services in patient treatments. The Company will need to reduce its selling, general and administrative expenses, both in amounts and as a percentage of revenues, in order to move toward profitable operations. There can be no assurances that the Company will be able to return to profitable operations in the future.

         As of March 31, 2003, the Company had net operating loss carryforwards totaling approximately $6,931,000 and $1,756,000 for federal and state income tax purposes, respectively, which are available to offset future federal taxable income, if any, through 2021. The federal net operating loss carryforwards include $3,700,000 of losses which are limited by IRC Section 1502; however, the annual effects of such limitations have not yet been determined. Utilization of the Company's net operating loss may be subject to limitation under certain circumstances.

         LIQUIDITY AND CAPITAL RESOURCES. At March 31, 2003, the ratio of current assets to current liabilities was .34 to 1.00 compared to .31 to 1.00 at December 31, 2002.

         The Company's cash flow needs for the three months ended March 31, 2003 were primarily provided from operations. The Company had a working capital deficit of approximately $1,223,147 at March 31, 2003. The working capital deficit at December 31, 2002 was approximately $1,176,037. In 2002 the Company cancelled acute contracts with four major hospitals due to their inability to pay debts totaling $140,000 to the Company for services provided. The delay in collections of these amounts owed to the Company combined with a decrease in acute services provided resulted in significant cash flow problems, which adversely impacted the Company's ability to pay its creditors in a timely manner in consecutive years 2002 and 2003. In December 2002, the Company re-commenced providing services with these hospitals on a prepaid or immediately payable basis. The Company has not received payment of the $140,000 due and commenced legal action to recover these amounts. The Company believes that the resolution of its collections problem and reinstatement of contracts with above-mentioned hospitals will mitigate its immediate cash flow problems. However, unless the Company establishes profitable operations, the Company may need to obtain a working line of credit and/or an external financing to satisfy cash flow needs in the future. The failure to obtain such a line of credit or such a financing may have an adverse effect on the Company's ability to finance costs of operations and to meet its current obligations.

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

         As of March 31, 2003, the Company had long-term borrowings in the aggregate amount of $545,849, the current portion of which was $311,610. As of December 31, 2002, the Company had aggregate long-term borrowings of $553,369,the current portion of which was $323,259. Long term borrowings as of March 31, 2003 dropped by $7,250 as compared with December 31, 2002. The decrease in long-term borrowing is a direct result of the repayment of various long-term debt. The Company is current and meeting its debt obligations.

         On May 14, 2001 the Company obtained a $150,000 working line of credit due in full by the end of 2002, and a $200,000 construction term loan due on May 14, 2006 with monthly principal payments. Both loans are at interest rate of Prime plus 1.25%, with a minimum rate of 6%. The current rate is 6%. Since October 2001 the Company was not able to make payments and was in default. At the present time the Company has a Forbearance Agreement with the creditor, Baxter Capital Corporation. Per this agreement Baxter Capital Corporation will not seek to enforce collection of any judgment obtained against the Company as long as the Company makes monthly payments in amount of $7,000 in a timely fashion. The Company has been able to fulfill its monthly payment obligations.

         As of March 31, 2003, the Company had a note receivable including accrued interest in the amount of $199,041 from Medipace Medical Group, Inc., an affiliate of two of the Company's four (4) directors and largest stockholders, bearing interest at the rate of 8% PER ANNUM. Medipace also provides the Company with certain laboratory services at what the Company believes to be fair market prices in repayment of such loan.

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

         The Company is no longer actively pursuing an acquisition strategy to purchase existing dialysis facilities and other related health care services. The Company has commenced research and development activities relating to certain renal care products. The Company will require significant financing to continue research and development and to develop a commercially viable product and such financing may not be available on favorable terms, if at all. The Company has historically financed its research and development activities through working capital provided from operations. The Company has suspended its research and development due to a lack of sufficient funding. The Company will have to raise substantial additional capital to continue its research and development project and to progress beyond preliminary testing. If the Company does not obtain sufficient funding, it may not be able to complete research and development activities and may be required to suspend indefinitely or discontinue such activities.

         Based on the acquisition of new contracts to provide inpatient services and the increase outpatients visits overall, the Company believes that it will be able to finance the costs of its operations, including the payment of obligations as they come due, from existing cash, cash generated by operations. However, the Company does not currently generate sufficient cash flow to finance any such expansion plans. The Company does not have any commitment for such financing and there can be no assurances that the Company will be able to develop profitable operations or obtain any such financing on terms favorable to the Company or at all. In the event the Company cannot obtain such additional financing, the Company may be required to modify, suspend or discontinue its business plan.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PRECEEDINGS

         Reference is made to item 3, Legal Proceedings, in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 for descriptions of the Company's Legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UNDER SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Reports on Form 8-K

         Company filed a current report of Form 8-K on August 08, 2003 Relating to the announcement of the Company's new business plan

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

Dated:  August 4, 2003                               NATIONAL QUALITY CARE, INC.

                                                     By: /s/ Victor Gura
                                                     ---------------------------
                                                     Victor Gura
                                                     Chief Executive Officer,
                                                     Chief Financial Officer
                                                     and Director

                           NATIONAL QUALITY CARE, INC.
                             a Delaware corporation

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER

                            Section 302 Certification

         I, Victor Gura, M.D., Chief Executive Officer and Chief Financial Officer of National Quality Care, Inc., a Delaware corporation (the "Company"), do hereby certify, in accordance with Rules 13a-14 and 15d-14, as created pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report on Form 10-QSB of the Company for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission herewith under
Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that:

         (1) I have reviewed this Quarterly Report on Form 10-QSB of National Quality Care, Inc., a Delaware corporation (the "Company") for the quarter ended March 31, 2003 (the "Quarterly Report");

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

         (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         6) The Company's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: August 4, 2003                         By:    /s/ Victor Gura, M.D.
                                                     ---------------------------
                                                     Victor Gura, M.D.
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

                            Section 906 Certification

         I, Victor Gura, M.D., Chief Executive Officer and Chief Financial Officer of National Quality Care, Inc., a Delaware corporation (the "Company"), do hereby certify, in accordance with 18 U.S.C. Section 1350, as created pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) the Quarterly Report on Form 10-QSB of the Company for the quarter ended March 31, 2003 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                               NATIONAL QUALITY CARE, INC.

Dated: August 4, 2003                          By:  /s/ Victor Gura, M.D.
                                                    ----------------------------
                                                    Victor Gura, M.D.
                                                    Chief Executive Officer and
                                                    Chief Financial Officer