Form 10QSB
period 2003-09-30
NATIONAL QUALITY CARE INC
filed 2003-11-21
CIK 872544

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

                       For the Quarter Ended June 30,2003

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

                                 YES _X_ NO ___

                The number of shares of common stock outstanding
                        as of November 12, 2003 is 19,045,072

                           National Quality Care, Inc.

                                Table of Contents




                                                                          Page

Part I.   Financial Information
          Item 1.     Financial Statements

                      Consolidated Balance Sheets as of
                      June 30, 2003 and December 31, 2002                    4

                      Consolidated Income Statements for the Three
                      and Six Months Ended June 30, 2003 and 2002            5

                      Consolidated Statements of Cash Flows for the
                      Six Months Ended June 30, 2003 and 2002                6

                      Notes to Consolidated Financial Statements             7

          Item 2.     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations         10

Part II.  Other Information

          Item 1.     Legal Proceedings                                     15

          Item 2.     Changes in Securities and Use of Proceeds             15

          Item 3.     Defaults Under Senior Securities                      15

          Item 4.     Submission of Matters to a Vote of Security Holders   15

          Item 5.     Other Information                                     15

          Item 6.     Exhibits and Reports on Form 8-K                      15

Signatures                                                                  16

                                   PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
        --------------------


                                                 NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                                                                  CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------

                                     ASSETS
                                                                    December 31,    June 30,
                                                                        2002          2003
                                                                  ------------   ------------
                                                                 (Derived from)    (Unaudited)
                                                                audited balances)
                CURRENT ASSETS
  Cash and cash equivalents                                       $    15,187    $    46,649
  Accounts receivable, net of allowance for
    doubtful accounts of 212,000 in 2003, and
    $136,000 in 2002                                                  498,951        403,671
  Supplies inventory                                                   53,526         66,180
  Other                                                                64,979         74,652
                                                                  ------------   ------------
      Total current assets                                            632,643        591,152

PROPERTY AND EQUIPMENT, net                                           281,782        247,450
DEPOSITS AND OTHER LONG-TERM ASSETS                                   110,820        107,400
                                                                  ------------   ------------
      Total assets                                                $ 1,025,245    $   946,002
                                                                  ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and cash overdraft                            $ 1,056,551    $ 1,053,706
   Accrued expenses                                                   475,980        414,877
  Notes payable and current portion of long-term debt                 323,259        337,233
                                                                  ------------   ------------
      Total current liabilities                                     1,855,790      1,805,816

LONG-TERM DEBT, NET OF CURRENT PORTION                                230,110        205,254
                                                                  ------------   ------------
      Total liabilities                                             2,085,900      2,011,070
                                                                  ------------   ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 5,000,000 shares authorized;
    no shares issued and outstanding                                        -             -
  Common stock, $.01 par value, 50,000,000 shares authorized;
    14,045,072 shares issued and outstanding                           99,938        140,451
  Additional paid-in capital                                        2,182,907      2,141,854
  Receivables from stockholders, net                                 (283,377)      (271,323)
  Accumulated deficit                                              (3,059,613)    (3,076,050)
                                                                  ------------   ------------
      Total stockholders' equity                                   (1,060,685)    (1,065,068)
                                                                  ------------   ------------
      Total liabilities and stockholders' equity                  $ 1,025,215    $   946,002
                                                                  ============   ============

    The accompanying notes are an integral part of these financial statements

                                       4



                                                           NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                                                       CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------------------------------

                                               Three months ended              Six month ended
                                                     June 30,                       June 30,
                                          -----------------------------   -----------------------------
                                              2003            2002            2003            2002
                                          -------------   -------------   -------------   -------------
REVENUE
    Medical services                      $    780,333    $    856,713    $  1,627,557    $  1,798,142
                                          -------------   -------------   -------------   -------------

            Total revenue                      780,333         856,713       1,627,557       1,798,142
                                          -------------   -------------   -------------   -------------

OPERATING EXPENSES
    Cost of medical services                   519,061         633,653       1,104,425       1,319,598
    Selling, general and administrative        255,691         239,731         465,449         412,565
    Depreciation and amortization               17,042          34,088          34,333          69,714
                                          -------------   -------------   -------------   -------------
            Subtotal operating expenses        791,794         907,472       1,604,207       1,801,877
    Research and Development                        --          73,342          88,282         108,053
                                          -------------   -------------   -------------   -------------
            Total operating expenses           791,794         980,814       1,692,489       1,909,930
                                          -------------   -------------   -------------   -------------
            Loss from operations               (11,461)       (124,101)        (64,932)       (111,788)
                                          -------------   -------------   -------------   -------------
OTHER INCOME (EXPENSE)
    Interest expense                            (5,300)        (31,360)        (11,361)        (75,679)
    Interest income                                  1               3              --              --
    Other income (expense, net)                 (8,041)         34,690          61,980          73,174
                                          -------------   -------------   -------------   -------------
      Total other expense                      (13,340)          3,333          50,619          (2,505)
                                          -------------   -------------   -------------   -------------

      Loss before income taxes                 (24,801)       (120,768)        (14,313)       (114,293)

INCOME TAX PROVISION (BENEFIT)                      --           1,941           2,154           6,764
                                          -------------   -------------   -------------   -------------

NET LOSS                                  $    (24,801)   $   (122,709)   $    (16,467)   $   (121,057)
                                          =============   =============   =============   =============

BASIC AND DILUTED LOSS PER SHARE          $      (0.00)   $      (0.01)   $      (0.00)   $      (0.01)
                                          =============   =============   =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC AND DILUTED                     10,733,700      12,762,000      10,733,700      11,359,000
                                          =============   =============   =============   =============



  The accompanying notes are an integral part of these financial statements


                                             5


                                                                      NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                              FOR THE SIX MONTHS ENDED JUNE 30,
------------------------------------------------------------------------------------------------------------------

                                                                                        2002                 2003
                                                                                   --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                      $   (121,057)        $    (16,467)
     Adjustments to reconcile net income to net cash
         provided in operating activities:
         Depreciation and amortization                                                    85,698              34,333
         Gain on sale of property                                                         (6,775)
         Changes in assets and liabilities:
              Accounts receivable                                                        169,646              95,280
              Supplies inventory                                                          (1,262)            (12,654)
              Other assets                                                                87,292              (6,255)
              Accounts payable and cash overdraft                                        (16,448)             (2,845)
              Accrued expenses                                                           (31,725)            (61,103)
                                                                                   --------------      --------------
                      Net cash provided (used) by operating activities                   165,369              30,289
                                                                                   --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Changes in receivable from stockholder, net                                             425              12,055
     Purchase of Equipment                                                                  (855)                  -
     Proceeds from sale of property                                                    1,973,930                   -
                                                                                   --------------       -------------
                      Net cash provided by investing activities                        1,973,500              12,055
                                                                                   --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES

     Repayment of short and long-term borrowings                                      (1,951,684)
(10,882)
                                                                                   --------------       -------------
                      Net cash used by financing activities                           (1,951,684)            (10,882)
                                                                                   --------------       -------------

NET INCREASE IN CASH                                                                     187,185              31,462
CASH, beginning of period                                                                  3,121              15,187
                                                                                   --------------      --------------
CASH, end of period                                                                $     190,306       $      46,649
                                                                                   ==============      ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for
         Interest                                                                  $      81,430       $      16,673
         Income taxes                                                              $      6,764        $       2,154


                   The accompanying notes are an integral part of these financial statements

                                        6

                             NATIONAL QUALITY CARE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 2003

(1) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of Management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included in the interim period. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

         The Company had been in default of the loan and line of credit since October 2001. As of July 2003 in consideration for a Forbearance Agreement, the creditor, Baxter Capital, will not seek to enforce collection of any judgment obtained against the Company as long as the Company makes monthly payments in the amount of $7,000 by the 15th of each month.

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

              Medipace also provides the Company with certain laboratory services at what the Company believes to be fair market prices. For the quarter ended June 30, 2003, the Company owed to Medipace $12,288 for such laboratory services. This amount was offset against $7,144 as payment in full of the malpractice insurance payment applied wrongly by Company's insurance agent as Medipace's malpractice insurance payment in 2003, $4,021 of the interest due to the Company from Medipace under the foregoing promissory note and the remaining $ 1,123 was applied to repayment of the principal. As of June 30, 2003, the new reduced principal amount of the consolidated note was $ 197,917.

5) Significant Accounting Policies

            The accounting policies applied in the financial reporting process are described in Note 2 to the financial statements contained as part of this annual report. Management considers those accounting policies to be appropriate, and such accounting policies have been consistently applied. The accounting policies considered most significant to the operations of the Company include the following:

o Revenue recognition - Medical service revenue is recognized in the period the service is performed. The amount of revenue is based on the Company's established billing rates less allowances and discounts principally for patients covered by Medicare, Medi-Cal and other contractual programs. Payments under these programs are based on either predetermined rates or the costs of services. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods, as final settlements are determined. These contractual allowances and discounts are charged to accounts receivable in the accompanying consolidated balance sheets.

o Accounts receivable and allowances - Accounts receivable are stated at gross amounts billed, less contractual and estimated allowances. A significant portion of the Company's accounts receivable involves third-party payers. The collection cycle on accounts receivable from continuing operations extends up to 12 months.

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

     In December 2002, the FASB issued SFAS No. 148 ("Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement
No. 123"), which amends SFAS No. 123. SFAS No. 148, which is effective as of December 31, 2002, provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends certain disclosure provisions of SFAS No. 123. SFAS
No. 148 does not permit the use of the original Statement No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. Management has implemented the required disclosure provisions of SFAS No. 148 as of December 31, 2002.

     In April 2003, the FASB issued SFAS No. 149 ("Amendment of Statement 133 on Derivative instruments and Hedging Activities"). This Statement amends and clarifies financial accounting and reporting for derivative instruments embedded on other contracts (collective, referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

     This statement is effective for contracts entered into or modified after June 30, 2003. The Company does not believe SFAS No.149 will have a material impact of the Company's financial statements.

      In May 2003, the FASB issued SFAS No. 150(Accounting for certain financial instruments with characteristics of both liabilities and equity"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective a the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company believes the adoption of SFAS No. 150 will not have a material impact on the Company's financial statements.

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

(7) RECENT ISSUANCES OF UNREGISTERED SECURITIES

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

         During the period commencing on June 1996 and ending on April 1997, M&B exercised its option to purchase 174,739 shares of Common Stock from the 1996 Options. During the period commencing on September 1997 and ending May 1999, M&B exercised its option to purchase 155,000 shares of Common Stock from the April M&B Options. The remaining April M&B Options and December M&B Options expired without exercise. The acquisition of the 329,739 shares was credited against the payment of outstanding legal fees in the aggregate amount of $329,739. During the period commencing January 1997 and ending May 1998, M&B sold 257,739 shares of Common Stock on the open market. On February 12, 2003, the Company granted to M&B the options to purchase up to 1,284,220 shares of Common Stock at a per share price of $0.10 in consideration of legal services rendered by M&B to the Company prior to July, 2001, which options expire February 12, 2013. The forgiveness of debt in exchange for these options resulted in income of $93,929.

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

         Issuance to Directors. In August 2003, four (4) of the Company's directors, Dr. Gura, Dr. Ronald Lang, Leonardo Berezovsky and Robert Snukal purchased an aggregate of 5,000,000 shares of common stock for an aggregate purchase price of $250,000, or a price of $0.05 per share.

(8) FINANCIAL CONDITION

         The Company has recorded net losses of $24,181 in the current quarter. Additionally, as of June 30, 2003 the Company's current liabilities exceeded its current assets by $ 1,223,147. To date, the Company has relied primarily of operating cash flow and debt to sustain its operations. Management has taken certain actions and is pursuing additional measures to support the Company's current operating plan, including taking appropriate measures to continue raising equity and other financing from various sources and actively marketing to increase its patient base. Management believes that the Company's ability to sustain operations and pursue research and development activities is dependent upon its ability to raise sufficient capital, which may not occur or be under terms sufficient for the Company.

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

         The Company is in the process of adopting a new business plan devoted to the research, development, manufacture and sale of a portable, artificial kidney device. The Company does not have sufficient resources to implement its new business plan, but it intends to obtain financing by selling equity or debt securities of the Company and/or selling its principal assets related to its existing business of providing integrated dialysis services for patients suffering from chronic kidney failure or end stage renal disease, including without limitation, the dialysis unit held by its principal operating subsidiary, Los Angeles Community Dialysis, Inc.

         The Company intends to develop and ultimately make commercially available a new artificial kidney for patients suffering from chronic kidney failure, also known as end stage renal disease. The intent is for the commercially available device to consist of a dialyzing filter, several battery operated pumps, and several other proprietary components. The device intended to be fully automated. In September 2001, Dr. Victor Gura, the Company's Chief Executive Officer, Chairman of the Board of Directors and one of its principal stockholders conceptualized the design of the device. In January 2002, the Company assembled a core scientific and engineering team. The Company has filed several patent applications to protect its intellectual property.

          The Company has historically financed its research and development activities through working capital provided from operations. As disclosed in its Form 10-KSB for the year ended December 31, 2002, the Company generated a net loss of $758,400 during the year ended December 31, 2002 and, as of December 31, 2002, had an accumulated deficit of approximately $3,059,583. The Company experienced a loss from operations during the year ended December 31, 2002 of approximately $519,389. As a result, on January 1, 2003, the Company suspended its research and development activities due to a lack of funds.

         The Company is actively seeking financing to continue its research and development activities and to progress beyond preliminary testing. The Company has retained consultants to assist the Company in the fundraising process. If the Company does not obtain sufficient funding, it may not be able to complete research and development activities and may be required to suspend such activities indefinitely or discontinue such activities. There is no assurance that the Company will be able to obtain such financing on favorable terms, if at all, to continue its research and development activities.

         If the Company secures financing by selling its dialysis business, there is a risk that the Company will not be able to generate significant revenue from its remaining assets. Because the Company does not expect to generate significant revenue from its research and development activities, the Company may become dependent upon the funds received from the sale of such assets and significant external financing to implement its new business plan. There is no assurance that the Company will be able to obtain such financing on favorable terms, if at all.

         The Company is assessing the minimum amount of capital required to resume research and development activities in a meaningful manner. Upon receipt of such financing, the Company intends to: (i) lease laboratory space; (ii) continue the development of and internal laboratory testing and animal experiments with the device; (iii) commence the construction of a prototype using parts and software specifically designed for our device; and (iv) successfully complete the laboratory, animal and human testing and trials described below. There can be no assurance, however, that the minimum amount assessed will be sufficient for the Company to successfully complete all such tests and trials.

         The Company hopes to obtain the approval and consent of the FDA to distribute and market its artificial kidney after successful completion of the human trials, although there is no assurance that such approval will be granted.

o If the Company obtains the requisite FDA approvals and consents, it believes that it will have to secure additional financing to bring the approved device to market. The amount of required financing has not yet been determined. There is no assurance that the Company will be able to obtain such financing on favorable terms, if at all.

         The specific sales and marketing strategies adopted by the Company will depend upon the level of financing and the resources and strategies available to the Company at that time.

         There is no assurance that the Company will be able to design the parts or write the necessary software within its anticipated time periods, if at all, even if it does receive the necessary funding. Even if the artificial kidney is built, there is no assurance that such device will successfully complete all tests and trials in the laboratory or animal and human trials within the Company's anticipated time periods, if at all. There is no assurance that studies planned to be conducted by the Company will suffice, or that the FDA will not require additional studies prior to authorizing the sale of the device to the public. If the Company's prototype successfully completes all laboratory, animal and human testing, the Company will be required to obtain the approval and consent of the FDA to distribute and market its artificial kidney. There is no assurance that such approval will be granted, or that if granted, the product will be accepted in the market place or that a competing product will not have already been developed and made commercially available to the public, or if such device does successfully perform, that the Company will obtain the necessary governmental consents to market the device.

            RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30,2002.

         Medical service revenue for the three months ended June 30, 2003 decreased approximately 8.9% to $780,333 from $856,713 for the three months ended June 30, 2002. For the first six months of 2003, medical service revenue decreased 9.5% to $1,627,557 from $1,798,142 for the first six months of 2002. This decrease primarily resulted from the departure of one of the physicians that admitted patients to the Company's Dialysis Unit and the interruption of Services to four acute hospitals due to their failure to pay the Company for services provided.

         The Company has filed an action against the owners of these hospitals facilities seeking approximately $141,750 principal amount in damages. There can be no assurances that the Company will be able to collect these amounts owing. These hospitals accounted for approximately 11% and 4% of the Company's gross revenues for the years ended December 31, 2001 and 2002, respectively, and 5% of the Company's gross revenues for the first six (6) months of 2003.

       Total operating expenses for the three months ended June 30, 2003 decreased by 19.3% to $791,794 from $980,814 for the three months ended June 30, 2002. For the first six months of 2003, total operating expenses decreased 11.4% to $1,692,489 from $1,909,930 for the first six months of 2002. Total operating expenses include (i) cost of medical services,(ii) selling, general and administrative expenses, and (iii) research and development expenses, as follows:

         Cost of medical services for the three months ended June 30, 2003 decreased 22.6% to $407,566 from $526,666 for the three months ended June 30, 2002. For the first six months of 2003, cost of medical services decreased 16.3% to $1,104,425 from $1,319,598 for the first six months of 2002. Cost of medical services primarily consists of two (2) categories: (i) medical services and supplies, and (ii) outside services.

         Medical services and supplies for the three months ended June 30, 2003 decreased approximately 25.2% to $434,035 from $580,069 for the three months ended June 30, 2002. For the first six months of 2003, medical services decreased approximately 18% to $840,316.43 from $1,025,057 for the same period of 2002. The decrease was primarily due to a decrease in usage of drugs and medical supplies as a result of decrease in patient volume and a decrease on a per patient basis due to more accurate laboratory results.

         Outside services primarily related to acute services for the three months ended June 30, 2003 increased 3.4% to $110,022 from $106,392 for the three months ended June 30, 2002. For the first six months of 2003, outside services decreased 11.1% to $261,351 from $293,946 for the same period of 2002. The increase was directly attributable to the slightly increased volume of outpatient treatments in the second quarter of 2003 as compared to the same period of 2002, and the decrease in outside services for the first six months of 2003 as compared to the same period of 2002 was directly attributable to the decrease in payments to acute nurses with the acute service revenue remaining virtually unchanged.

         Selling, general and administrative expenses during the three months ended June 30, 2003 increased 8.5% to $260,091 from $239,731 during the three months ended June 30, 2002. For the six months period of 2003, selling, general and administrative expenses increased 12.8% to $405,449 from $412,565 for the six months period of 2002. This increase was a result of the following expense increases: 1) bad debts expenses of $76,230, 2) bank service charges of $5,000, which were partially offset with decreases in the following expenses: 1) payroll of $15,000; 2) accounting of $29,800 and 3)travel and entertainment of $15,000.

         Depreciation and amortization expense during the three months ended June 30, 2003 decreased approximately 50.0% to $17,042 from $34,088 during the three months ended June 30,2002. For the first six months of 2003, depreciation and amortization expense decreased approximately 50.8% to $34,333 from $69,714 for the same period of 2002. This decrease in expenses was a result of certain assets having been fully depreciated.

         The Company has significantly reduced its research and development with respect to the portable artificial kidney device in third quarter of 2003 due to a lack of sufficient funding and working capital.

         Other income decreased from an amount of $3,333 to an expense amount of $13,340 for the three months ended June 30, 2002 and June 30, 2003, respectively. For the first six months of 2003, other income increased to an amount of $50,619 from an expense amount of $2,505 for the first six months of 2002. The primary reason for this was due to an increase in interest expense and other finance charges due to the Company's inability to pay its creditors in a timely manner due to delay in collections for acute services which resulted in significant cash flow problems in the second quarter of 2003. For the first six months of 2003 as compared to same period of 2002, the primary reason for other income increase was due to debt forgiveness income resulting from the conversion of an outstanding balance to Matthias and Berg, LLP. for legal services rendered prior to July 2001)in amount of $128,422 into options to purchase shares of Common Stock (fully described in Form 10-KSB).

      As a result of the foregoing, the Company generated loss of $24,801 during the three months ended June 30, 2003 as compared to a loss of $120,768 during the three months ended June 30, 2002. For the first six months of 2003 the Company generated a loss of $14,313 as compared to a loss of $114,293 for the first six months of 2002. The Company experienced a loss from operations during the three months ended June 30, 2003 of $11,461 compared to a loss from operations of $124,101 during the three months ended June 30,2002. For the initial six months period of 2003, the Company experienced a loss from operations of $64,932 as compared to a loss from operations of $111,788 for the same period of 2002. Margins between medical revenues and medical expenses have decreased from recent years due to increased costs of medical services in patient treatments. The Company will need to reduce its selling, general and administrative expenses, both in amounts and as a percentage of revenues, in order to move toward profitable operations. There can be no assurances that the Company will be able to achieve these reductions without adversely impacting operations or to experience profitable operations in the future.

         As of June 30, 2003, the Company had net operating loss carry forwards totaling approximately $6,931,000 and $1,756,000 for federal and state income tax purposes, respectively, which are available to offset future federal taxable income, if any, through 2021. The federal net operating loss carry forwards include $3,700,000 of losses which are limited by IRC Section 1502; however, the annual effects of such limitations have not yet been determined. Utilization of the Company's net operating loss may be subject to limitation under certain circumstances.

         LIQUIDITY AND CAPITAL RESOURCES. At June 30, 2003, the ratio of current assets to current liabilities was .33 to 1.00 compared to .34 to 1.00 at December 31, 2002.

         The Company's cash flow needs for the three months ended June 30, 2003 were primarily provided from operations. The Company had a working capital deficit of approximately $1,214,664 at June 30, 2003. The working capital deficit at December 31, 2002 was approximately $1,223,147. In 2002, the Company cancelled acute contracts with four major hospitals due to their inability to pay debts totaling $140,000 to the Company for services provided. The delay in collections of these amounts owed to the Company combined with a decrease in acute services provided resulted in significant cash flow problems, which have adversely impacted the Company's ability to pay its creditors in a timely manner.

         The Company has been sued by certain of its vendors for failure to pay outstanding payables. In June 2003, the Company entered into a forbearance agreement with Baxter Healthcare related to a $347,275 judgment awarded against the Company in connection with a line of credit previously extended to the Company, and has agreed to pay Baxter $7,000 a month to avoid enforcement of the judgment. In April 2003, the Company entered into a settlement with Gambro Healthcare for a total sum of $117,500, and has agreed to pay $3,125 per month against the settlement amount. Dr. Gura has personally guaranteed each of these obligations. In addition, the Company has been sued by Fresenius Financial, Inc., which seeks $377,000 in damages arising from a claim related to the Company's purchase of medical supplies. There can be no assurance as to the outcome of this pending proceeding.

     In addition, the Company owes approximately $292,000 in unpaid payroll taxes to the Internal Revenue Service. The Company is attempting to work out a payment plan, but there can be no assurance as to the resolution of this matter.

         The Company has not been able to replace the reduced revenues from the non-performing contracts with the four (4) hospitals. Although the Company is attempting to bid on new contracts with local hospitals and nursing facilities, there can be no assurances that the Company will be able to obtain any such new contract. The failure to do so may have an adverse impact on the Company's financial condition.

         In August 2003, four (4) of the Company's directors, Dr. Gura, Dr. Ronald Lang, Leonardo Berezovsky and Robert Snukal purchased an aggregate of 5,000,000 shares of common stock for an aggregate purchase price of $250,000, or a price of $0.05 per share. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). This infusion of cash is not anticipated to mitigate cash flow needs past the end of the third quarter of 2003. The Company will likely require additional external financings, lines, or credit of a combination of both, in order to meet cash flow needs beyond the end of 2003.

         The Company's independent auditors issued a statement in their report included with the Company's audited financial statements, as filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, to the effect that the Company's historical net losses, use of substantial amounts of cash in its operating activities, and accumulated deficit and net asset deficiency, among other matters, raise substantial doubt about the Company's ability to continue as a going concern.

         In addition, in May 2003, the Company's common stock was removed from being quoted in the National Association of Securities Dealers, Inc. Over-the Counter Bulletin Board, and currently is quoted in the "pink sheets," which are a less efficient quotation system than the Bulletin Board. This event may adversely impact the Company's ability to raise capital through equity or debt financing.

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

o        Eliminating certain staff positions has reduced operating costs.

o Efficiencies in operations are being improved by shifting service days to certain patients in order to yield a more steady flow of service revenue and thereby minimize the cost of patient service.

         There can be no assurances that these actions or plans will generate profitable operations for the Company

        As of June 30, 2003, the Company had long-term borrowings in the aggregate amount of $542,487, the current portion of which was $337,233. As of December 31, 2002, the Company had aggregate long-term borrowings of $553,369, the current portion of which was $323,259. Long-term borrowings as of June 30, 2003 dropped by $10,882 as compared with December 31, 2002. The decrease in long-term borrowing is a direct result of the repayment of various long-term debt.

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

         As of June 30, 2003, the Company had a note receivable including accrued interest in the amount of $197,917.37 from Medipace Medical Group, Inc., an affiliate of two of the Company's four (4) directors and largest stockholders, bearing interest at the rate of 8% PER ANNUM. Medipace also provides the Company with certain laboratory services at what the Company believes to be fair market prices in repayment of such loan.

         The Company has a note receivable owing by a former principal stockholder of the Company. As of December 31, 2002, the principal and accrued interest owing on the note was $865,000. The assignee of the shares agreed to pay the additional sum of approximately $135,000 on the due date of the $865,000. The note is secured by the pledge of 270,206 shares of Common Stock, which are currently held in escrow. The number of shares pledged to secure the note was reduced by an agreement in 2001 by the Company to allow the obligor on the note to transfer 300,000 of the pledged shares to a third party consultant in satisfaction of a contractual obligation of the Company to issue 300,000 shares to such consultant. The Company has placed a valuation allowance of $719,000 on the note receivable as of December 31, 2002, in part, due to the decrease in the market price of the shares of Common Stock, which secure the repayment of the obligation. There can be no assurances that all amounts of the obligations will be recovered from the liquidation of such shares or from other assets of the obligor.

         The Company is no longer actively pursuing an acquisition strategy to purchase existing dialysis facilities and other related health care services. The Company has been engaged in research and development activities relating to certain renal care products and is in the process of adopting a new business plan devoted to the research, development, manufacture and sale of a portable artificial kidney device. The Company does not have sufficient resources to implement its new business plan, but it intends to obtain financing by selling equity or debt securities of the Company and/or selling its principal assets related to its existing business of providing integrated dialysis services for patients suffering from chronic kidney failure or end stage renal disease, including without limitation, the dialysis unit held by its principal operating subsidiary, Los Angeles Community Dialysis, Inc. A fuller discussion of the Company's existing business operations and financial condition is set forth in the Form 10-KSB filed with the Securities and Exchange Commission (the "Commission") for the year ended December 31, 2002, a current Report on Form 8-K filed on August 8, 2003 and other documents and reports as filed with the Commission.

          The Company requires significant financing to continue research and development and to develop a commercially viable product and such financing may not be available on favorable terms, if at all. The Company has historically financed its research and development activities through working capital provided from operations. The Company has significantly reduced its research and development due to a lack of sufficient funding and working capital. The Company will have to raise substantial additional capital to continue its research and development project and to progress beyond preliminary testing. If the Company does not obtain sufficient funding, it may not be able to complete research and development activities and may be required to suspend indefinitely or discontinue such activities.

         At the date of this report, the Company believes that it will be able to finance the costs of its operations, including the payment of the settlement obligations as they come due, from existing cash, and cash generated by operations through the end of 2003. The Company does not have any commitment for an additional financing or line of credit and there can be no assurances that the Company will be able to develop profitable operations or obtain any such financing or line of credit on terms favorable to the Company or at all. In the event the Company cannot obtain such additional financing or line of credit, or reach profitable operations, the Company may be required to modify, suspend or discontinue its operations in their current structure.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

        Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K

         Company filed a current report of Form 8-K on August 08, 2003 relating to the announcement of the Company's new business plan

(b)      Exhibits

         31.1 Rule 13a-14(A) Certifications of Chief Executive and Chief Financial Officer

         32.1 Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

                                     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the dates indicated.

Dated: November 18, 2003                     NATIONAL QUALITY CARE, INC.


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