Form 10KSB
period 2003-12-31
NATIONAL QUALITY CARE INC
filed 2005-04-07
CIK 872544

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

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

       9033 Wilshire Boulevard, Suite 501, Beverly Hills, California 90211
       -------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

          (Issuer's telephone number, including area code) 310-550-6242
                                                           ------------

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

                     Common Stock, $0.01 par value per share
                                (Title of Class)

         Check whether the issuer: (i) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended December 31, 2003 were $3,272,029.

         The number of shares outstanding of its common stock as of February 1, 2005 was 36,890,322. The aggregate market value of the common stock (shares) held by non-affiliates, based on the closing market price ($0.80) of the common stock as of February 1, 2005 was $6,712,582.

                                         TABLE OF CONTENTS TO ANNUAL REPORT
                                                   ON FORM 10-KSB
                                            YEAR ENDED DECEMBER 31, 2003


                                                                                                               Page
                                                                                                               ----
                                                       Part I

Item 1.           Business........................................................................................2

Item 2.           Description of Properties......................................................................22

Item 3.           Legal Proceedings..............................................................................22

Item 4.           Submission of Matters to a Vote of Security Holders............................................23

                                                      Part II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters..........................23

Item 6.           Management's Discussion and Analysis or Plan of Operation......................................26

Item 7.           Financial Statements and Supplementary Data....................................................30

Item 8.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........30

Item 8A.          Controls and Procedures........................................................................31

                                                      Part III

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
                  of the Exchange Act............................................................................31

Item 10.          Executive Compensation.........................................................................34

Item 11.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.39

Item 12.          Certain  Relationships and Related Transactions................................................40

Item 13.          Exhibits.......................................................................................41

Item 14.          Principal Accountant Fees and Services.........................................................42


                                                         1

         CERTAIN STATEMENTS IN THIS ANNUAL REPORT CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE INCLUDE STATEMENTS ABOUT ANTICIPATED FINANCIAL PERFORMANCE, FUTURE REVENUES OR EARNINGS, BUSINESS PROSPECTS, PROJECTED VENTURES, NEW PRODUCTS, ANTICIPATED MARKET PERFORMANCE AND SIMILAR MATTERS. THE WORDS "BUDGETED," "ANTICIPATE," "PROJECT," "ESTIMATE," "EXPECT," "MAY," "BELIEVE," "POTENTIAL" AND SIMILAR STATEMENTS ARE INTENDED TO BE AMONG THE STATEMENTS THAT ARE FORWARD-LOOKING STATEMENTS. BECAUSE SUCH STATEMENTS REFLECT THE REALITY OF RISK AND UNCERTAINTY THAT IS INHERENT IN OUR BUSINESS, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SOME OF THESE RISKS AND UNCERTAINTY ARE RELATED TO OUR CURRENT BUSINESS SITUATION AND INCLUDE, BUT ARE NOT LIMITED TO, OUR INADEQUATE REVENUES, OUR HISTORY OF OPERATING LOSSES, OUR NEED FOR ADDITIONAL FINANCING, THE UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN AND DEPENDENCE ON OUR CURRENT MANAGEMENT TEAM. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH ARE MADE AS OF THE DATE THIS REPORT WAS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERM "COMPANY" REFERS TO NATIONAL QUALITY CARE, INC. AND ITS WHOLLY-OWNED SUBSIDIARY, LOS ANGELES COMMUNITY DIALYSIS, INC., A CALIFORNIA CORPORATION OR LACD.

         READERS ARE ADVISED THAT WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT UNANTICIPATED EVENTS OR DEVELOPMENTS.


                                     PART I

ITEM 1.           BUSINESS

         OUR TWO BUSINESS OPERATIONS

         Our business consists of two distinct operations. The first such segment is our dialysis operation, where we act as a provider of integrated dialysis services for patients suffering from chronic kidney failure, also known as end-stage renal disease or ESRD. These operations are conducted in LACD. The second such segment is the development of a wearable artificial kidney or Wearable Kidney, on which we have been working for the last 3 years.

         OUR PROPOSED CHANGE IN BUSINESS FOCUS

         We currently offer dialysis services for chronic and acute care through one dialysis center with an aggregate of 20 stations in Los Angeles, California. In addition, we currently provide inpatient dialysis services by contract to several hospitals in the State of California. Payment for services is primarily provided by third party payors, including Medicare, Medi-Cal (a California State health agency) and commercial insurance companies. Although we have been operating this business for a number of years, we have been unable to grow for a number of reasons:

o We have not been able to generate adequate cash resources, either from our operations or from outside financing, to fund a major expansion of our business, either by ourselves or with one or more co-venturers;

o We are limited in our potential revenue-per-patient by federal and state reimbursement rules; and

o The cap on the level of reimbursements by Medicare tends to inhibit innovation in the dialysis industry.

         Our dialysis business in its present volume does not generate enough positive cash flow. Our net income from operations has totaled approximately $60,000 for the period 2002 through 2003), and is not likely ever to generate enough cash flow, to contribute significant amounts to research and development of new technologies. This research has led us to advanced development of our Wearable Kidney. The majority of funds used for research during this period has come from sales of our Common Stock to our affiliates and cash flow from our dialysis services business.

         While we have continued to operate our dialysis services operation, and while this operation generates 100% of our revenues, our Board of Directors has nevertheless determined that it is in the best interests of our shareholders for us to focus principally on completion of the development and eventual commercial marketing of the Wearable Kidney for dialysis and other medical applications. Moreover, we have devoted all available financial and personnel resources to research and development. To this end, we are considering disposing completely of our dialysis business operations in order to dedicate all of our scientific resources to this task of bringing the Wearable Kidney to market. In 2003 and 2002, approximately $489,000 and $378,000, respectively, of revenue from the LACD operations was used to finance the development of the Wearable Kidney. The balance of the funding for such development was derived from third party investment.

         END-STAGE RENAL DISEASE

         Healthy kidneys clean the blood by filtering out extra water and waste. They also make hormones that keep bones strong and blood healthy. When kidneys fail, the body retains fluid and harmful waste, blood pressure rises and red blood cell production falls off dramatically, resulting in the immediate need for dialysis or for a replacement kidney.

         Kidney disease has become the ninth leading cause of death and one of the most expensive chronic diseases to treat, with the estimated cost approaching $30 billion per year. Approximately 60% of ESRD patients are under the age of 65. Kidney disease can range from mild dysfunction to severe failure and is often progressive, sometimes taking 10 to 20 years before the reduction in function requires replacement of kidney function to preserve life.

         Since there is no cure for chronic renal failure (except for a kidney transplant), treatment focuses on controlling the symptoms, minimizing complications and slowing the progression of the disease. Typical treatments include addressing blood sugar and blood pressure issues with medication; implementing dietary changes to reduce potassium, phosphorus, sodium and protein; and restricting fluid intake to minimize the work required of the kidneys. However, over time, kidney damage will advance until function essentially ceases. At this point, the patient is classified as having end-stage renal disease and will require either a kidney transplant or regular dialysis to avoid complications that are life threatening. According to the National Institute of Health:

    o Approximately 400,000 Americans suffer from ESRD, and this number is expected to double by 2010;

    o Patients with ESRD are being kept alive only through dialysis treatments;

    o    Approximately 55,000 patients are waiting for a kidney transplant; and

    o    Between 70,000 and 80,000 ESRD patients die each year.

         DIALYSIS

         Most ESRD patients in the U.S. undergo dialysis 3 times per week, with each session lasting 3 to 4 hours. Inside a dialysis machine, blood is passed into a filter lined with a selectively permeable membrane. A complex arrangement of many hollow fibers made of this membrane is used to increase the effective surface area and enhance the exchange. On one side of the membrane is blood and on the other is dialysis fluid; the process involves an osmotic interchange between the two fluids. Due to differences in concentration, urea and other wastes (molecularly smaller than membrane pores) cross the membrane from the blood to the dialysis fluid. As the dialysis fluid accumulates waste, it is purified and recycled or replaced with fresh, clean fluid. This necessitates a constant flow of purified water to each dialysis station.

         The estimated annual cost of dialysis treatment exceeds $27,000 per patient. Medicare pays a fixed per session fee and 80% of related treatments; private insurance often covers the 20% not paid by Medicare. However, the total annual cost of keeping a patient alive averages between $50,000 and $75,000, due to the numerous hospitalizations, surgeries and large quantities of drugs required.

         DIALYSIS CENTER OPERATIONS

         Our dialysis facility is designed specifically for outpatient hemodialysis, the most common form of ESRD treatment, and generally contains, in addition to space for dialysis treatments, a nurses' station, a patient weigh-in area, a supply room, a water treatment space used to purify the water used in hemodialysis treatments, a dialyzer reprocessing room (where, with both the patient's and physician's consent, the patient's dialyzer is sterilized for re-use), staff work areas, offices and a staff lounge and kitchen. In accordance with conditions for participation in the Medicare ESRD program, our facility has a qualified physician director or Medical Director. We have an Administrator and a registered nurse, who supervise the day-to-day operations of the facility and the staff. The staff consists of registered nurses, licensed practical or vocational nurses, patient care technicians, a social worker, a registered dietician, a unit clerk and bio-medical technicians.

         We also offer various forms of home dialysis, primarily continuous ambulatory peritoneal dialysis or CAPD. Home dialysis services consist of providing equipment and supplies, training, patient monitoring and follow-up assistance to patients who prefer and are able to receive dialysis treatments in their homes. Patients and their families or other patient helpers are trained by a registered nurse to perform peritoneal dialysis at home. Our training programs for peritoneal dialysis generally encompass two to three weeks.

         PHYSICIAN RELATIONSHIPS

         The conditions of participation in the Medicare ESRD program mandate that treatment at a dialysis facility be under the general supervision of a Medical Director who is a physician. Generally, the Medical Director must be board eligible or board certified in internal medicine or pediatrics and have had at least 12 months of experience or training in the care of patients at ESRD facilities. The Medical Directors at our facility include Victor Gura, M.D. and Ronald P. Lang, M.D., who are also officers and directors. We have agreements with both Dr. Gura and Dr. Lang, specifying their duties and compensation. The compensation of the Medical Directors and other physicians under contract depends upon competitive factors in the local market, the physician's professional qualifications and responsibilities and the size and utilization of the facility or relevant program. We believe, on the basis of our experience in the practice of medicine and the operation of dialysis clinics, that these compensation arrangements are generally no less favorable than we could obtain from comparable independent third parties.

         SOURCES OF REVENUE REIMBURSEMENT

         The following table provides information for the periods indicated regarding the percentage of our net operating revenues provided by: (i) the Medicare ESRD program, (ii) Medicaid, (iii) private/alternative payors, such as private insurance and private funds, and (iv) hospital inpatient dialysis services:

                                                  Years ended December 31
------------------------------------------ ------------------- -----------------
                                           2003                2002
                                           ----                ----
------------------------------------------ ------------------- -----------------
Medicare                                   39%                 40%
------------------------------------------ ------------------- -----------------
Medicaid                                   34%                 35%
------------------------------------------ ------------------- -----------------
Private/alternative payors                 13%                 10%
------------------------------------------ ------------------- -----------------
Hospital inpatient dialysis services       14%                 15%
------------------------------------------ ------------------- -----------------

         MEDICARE REIMBURSEMENT

         In the U.S., Medicare reimburses the majority of dialysis care. The Medicare ESRD program is unique in that it is the only federal program that finances disease-specific services to a segment of the U.S. population on virtually a universal basis. Medicare reimburses us under a prospective reimbursement system for chronic dialysis services provided to ESRD patients. Under this system, the reimbursement rates are fixed in advance and are adjusted from time to time by Congress. Although this form of reimbursement limits the allowable charge per treatment, it provides us with predictable and recurring per treatment revenues and allows us to retain any profit earned. Medicare has established a composite rate set by the Centers for Medicare & Medicaid Services or CMS that governs the Medicare reimbursement available for a designated group of dialysis services including the dialysis treatment, supplies used for such treatment, certain laboratory tests and certain medications. The Medicare composite rate is subject to regional differences based upon certain factors, including regional differences in wages and earnings. Certain other services and items are eligible for separate reimbursement under Medicare and are not part of the composite rate, including certain drugs, blood (for amounts in excess of three units per patient per year) and certain physician ordered tests provided to dialysis patients. We generally submit claims monthly and are usually paid by Medicare within 30 days of the submission.

         Medicare pays for 80% of the costs of ESRD treatment by means of a "composite reimbursement rate," or cost estimate based on an average treatment session. This rate is capped at $143 per outpatient or home hemodialysis session and $60 per day for peritoneal, CAPD or continuous cyclic peritoneal dialysis or CCPD treatment. Not covered by the composite rate are items such as physician fees, some diagnostic tests and drugs. Costs of these items, which can exceed $100 per session, are reimbursed separately. Assuming thrice weekly sessions, the total annual treatment cost for an ESRD patient averages between $50,000 and $75,000. Only clinics with the proper licensing are eligible for Medicare reimbursement.

         For those patients under the age of 65 with healthcare insurance, Medicare assumes payment liability for dialysis only 33 months after diagnosis. During this waiting period, private payors (private insurance companies and managed care organizations) assume payment liability. Once Medicare commences coverage, private payors may still be responsible for the 20% of costs not covered by the federal government.

         MEDICAID REIMBURSEMENT

         Medicaid programs are state administered programs partially funded by the federal government. These programs are intended to provide coverage for patients whose income and assets fall below state defined levels and who are otherwise uninsured. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide certain coverages (such as oral medications) that are not covered by Medicare. State regulations generally follow Medicare reimbursement levels and coverages without any co-insurance amounts. The State of California, the only state in which we currently operate, requires beneficiaries to pay a monthly share of the cost based upon levels of income or assets. We are a licensed ESRD Medicaid provider in the State of California.

         OUR WEARABLE ARTIFICIAL KIDNEY

         THE LIMITED EFFECT OF INTERMITTENT DIALYSIS

         Although spending several hours per day for 3 or 4 days per week places an enormous burden on patients and caregivers alike, it is clear that the high mortality and poor quality of life of patients permanently on dialysis may be significantly mitigated by actually increasing the amount of time they spend on the dialysis machines. However, such an increase in dialysis time is largely impractical as well as financially and logistically impossible to accomplish for the large majority of this population due, among other reasons, to the huge expense required and the shortage of nurses. More important, dialysis, as currently practiced, is ultimately only a stopgap, and except for the fortunate few persons who qualify for renal transplant, persons suffering from chronic kidney failure in the U.S. have an average death rate of 20% per year. Thus, barriers of cost and practicality serve to make a treatment, which is only partially effective, even less helpful to patients in the long run.

         OUR SOLUTION

         Indeed, continuous dialysis has always been possible. But, instead of thrice-weekly, 3 to 4 hour dialysis sessions at a clinic, we believe that patients would be able to have 24-hour dialysis while still maintaining a reasonable life style. We have developed a prototype device that can provide dialysis 24 hours a day, 7 days a week, without requiring the patient to spend long hours attached to a large machine. We believe that this device would drastically improve the effectiveness of treatment and reduce mortality in the ESRD population and significantly reduce the costs associated with providing care to these patients.

         BACKGROUND OF THE WEARABLE KIDNEY

         Dr. Gura, our President, completed the conceptual design of the Wearable Kidney in September 2001 and assigned all of his right, title and interest in the technology to us in exchange for a note for $100,000 and options to purchase up to 5,000,000 shares of its common stock. We filed our initial three patent applications for the Wearable Kidney technology in 2001 and have continued pursuing the research and development since that time. On November 15, 2004, we announced that we had developed a working prototype of a Wearable Kidney or the Prototype, which is designed to be powered by a battery and to operate continuously, and that a version of the Prototype has been successfully tested in bench studies and has performed safely and effectively in animal testing studies conducted at the research facilities of Cedars Sinai Medical Center in Los Angeles, California or Cedars. The results of this research were also presented in the annual meeting of the American Society of Nephrology in November, 2004; an abstract of the presentation was published in the Journal of the American Society of Nephrology. We have demonstrated the feasibility of our device by testing it on twelve pigs. We do not currently plan to do further animal studies since we believe that those experiments constitute all of the animal studies normally required prior to beginning clinical studies on human subjects. At present, we are in the process of preparing applications to initiate human clinical trials. We believe that the FDA will classify it as a Class III device and that one or more clinical trials on humans will be required before we may obtain approval to bring the Wearable Kidney to market.

         HOW THE WEARABLE KIDNEY WORKS

         The Wearable Kidney is designed to be worn on a patient's belt or carried in a small backpack. We anticipate that the final version will weigh less than five pounds. We believe that the design of the Wearable Kidney addressed the three key challenges that have historically impeded the viability of a wearable artificial kidney, namely:

    o An efficient blood and dialysate circulation circuit that minimizes the amount of power consumption, allowing the use of batteries to power the system;

    o A lightweight dialysate regeneration system that minimizes the amount of dialysate required to cleanse the blood efficiently; and

    o An ergonomic design of components that should enable patients to wear the device continuously without discomfort.

         OUR TARGET MARKET IS ESRD

         We have targeted chronic kidney failure or ESRD as the first application of our new technology. According to the National Kidney Foundation, 20 million Americans currently suffer from kidney disease, and another 20 million are at risk of developing this condition. At its most basic level, once the Wearable Kidney is connected to a patient's blood supply, it can remove certain chemicals or toxins and excess fluids from the blood before returning the blood to the body, thus replacing many of the essential functions of a damaged kidney. At the same time, it can also be used to infuse the blood stream with drugs, hormones or nutritional components, as the clinical circumstances may require. While there are other devices to accomplish these tasks, only our device is actually wearable. Accordingly, the Wearable Kidney is anticipated to be able to provide patients with continuous, 24-hours operation, which will not only increase significantly the amount of treatment time but is also anticipated to enable patients to achieve a quality of life much closer to that of a healthy individual.

         THE MARKET FOR THE WEARABLE KIDNEY AND THE MARKETING OPPORTUNITY

         There are approximately 1.2 million patients suffering from ESRD globally, with about 400,000, or 33%, receiving treatment in the U.S. The ESRD patient numbers continue to grow steadily at approximately 8% annually. The population of ESRD is swelling because medical improvements generally help more patients survive longer. Other reasons for growth are the current obesity and diabetes epidemics and the aging of the population. Nevertheless, mortality rates from the disease are still high; in the U.S., which has very high mortality rates, about 20% ESRD patients die each year.

         On the one hand, the use of the Wearable Kidney, if successful, would tend to change the use of existing dialysis equipment by existing dialysis service centers. On the other hand, it is these same centers, which are the natural outlet for the Wearable Kidney, and it is our hope that such centers will come to see the Wearable Kidney as a business opportunity rather than as a competitor. We intend to exploit the Wearable Kidney by generating revenue from sales and leases and from recurring sale of consumables associated with the Wearable Kidneys, such as pumps, sorbents, filters and rechargeable batteries. In the U.S., we intend to lease the Wearable Kidney mainly to existing dialysis centers. We believe this strategy has the following advantages:

    o A relationship with a dialysis center represents the most cost-effective and rapid path to introducing the Wearable Kidney to prospective patients since the majority of dialysis patients receive their treatment through a clinic. Only clinics with proper licensing are eligible to receive Medicare reimbursement;

    o Many nephrologists (responsible for a patient's primary care) also hold ownership stakes in one or more dialysis clinics;

    o Leasing the Wearable Kidney minimizes the initial cost of adopting the device;

         Patients using the Wearable Kidney will require ongoing physician care and product support, and dialysis clinics are well equipped to provide such services; and

    o Worldwide, there are 5,500 dialysis centers. Significant consolidation has occurred in the last decade, as industry leaders attempt to achieve economies of scale and leverage operation expertise.

         Of equal, if not greater, importance will be the education of representatives of government at all levels, as well as insurance companies, on the benefits of the Wearable Kidney. In effect, our real market will be patients on Medicare and Medicaid, as well as insurance companies and HMOs, in their role as the principal sources of funding for the costs of dialysis.

         RESEARCH AND DEVELOPMENT

         We believe that the Wearable Kidney can be manufactured in a lightweight, low-cost design. The Prototype was assembled with a proprietary design that cost comparatively little to produce. The commercial version is projected to cost substantially less to manufacture in quantity and is expected to weigh less than 5 lbs. We will require significant funds and efforts to advance the design from its current state to the final product design.

         We are in the process of hiring or contracting with personnel early in the product development cycle. The expertise of these engineers is anticipated to ensure that the design pursued by the engineering team meets all the necessary parameters for high volume and low-cost manufacturing.

         At this time, we expect to outsource the manufacturing of the various components, and to perform assembly and quality assurance testing internally. This process is anticipated to allow us to minimize capital investments, leverage the manufacturing expertise of third parties and maintain the high levels of quality needed to consistently produce a reliable medical device.

         COMPETITION

         COMPETITION IN OUR DIALYSIS BUSINESS

         The dialysis industry is fragmented and highly competitive, particularly in terms of developing relationships with referring physicians. Competition for qualified physicians to act as Medical Directors is also high. There are also a number of health care providers that have entered or may decide to enter the dialysis business.

         COMPETITION IN CONNECTION WITH THE WEARABLE KIDNEY

         The dialysis services business is dominated by a few major companies, with business and financial resources far greater than anything any small company can aspire to. It is practical for a small dialysis services company to thrive since its success turns, in significant part, on the personal efforts of its medical directors and their referrals and contacts with local physicians. However, unlike the dialysis services business, the exploitation of the Wearable Kidney will turn on the efficiency and practicality of the Wearable Kidney itself. We are aware that certain of our competitors have introduced into the market fully automated dialysis machines for home use. On the basis of our current knowledge, we believe that our Wearable Kidney, if developed and commercialized as we hope, will have competitive advantages over the home use dialysis machines in that patients will be able to retain their mobility and freedom with its wearable artificial kidney and, at the same time, benefit from the much longer dialysis treatment time without increasing the cost. We have no knowledge that any competitor has developed and built a wearable artificial kidney, but we are aware of several competing technologies that could eventually compete with ours. To our knowledge, none of these has ever been built and tested either in a laboratory or on animals. We have no way of knowing whether such devices are being developed in secret. Since we have already announced the building and preliminary testing of our prototype Wearable Kidney, we can reasonably anticipate that the major dialysis services companies are and will be formidable competitors, either through their existing products or by attempting to create others.

         PATENTS AND PROPRIETARY TECHNOLOGIES

         We protect our proprietary rights from unauthorized use by third parties to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Patents and other proprietary rights are an essential element of our business. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We also rely on trade secret, employee and third-party nondisclosure agreements and other protective measures to protect our intellectual property rights pertaining to our products and technology.

         As of the date of this Report, we have filed 6 unique patent applications in the U.S. Copies of the U.S. patent applications have been filed under the Patent Cooperation Treaty or PCT and then in various foreign countries including, Australia, Brazil, the European Community, Japan, Mexico and Sweden. As of the date of this Report none of the applications has been granted. These patent applications, in general, cover the overall Wearable Kidney system as well as specific parts and methods, including maintenance of the Wearable Kidney's light weight, its low power consumption, and its relative ease of operation

         INSURANCE

         We carry property and general liability insurance, professional liability insurance and other insurance coverage in amounts deemed adequate by management. Physicians practicing at our facilities are required to maintain their own malpractice insurance. However, we maintain coverage for the activities of our Medical Directors (but not for their individual private medical practices).

         GOVERNMENT REGULATION

         GOVERNMENT REGULATION APPLICABLE TO OUR DIALYSIS OPERATIONS

         Our dialysis operations are subject to extensive governmental regulations at the federal, state and local levels. These regulations require us to meet various standards relating to, among other things, the management of facilities, personnel, maintenance of proper records, equipment and quality assurance programs. Our dialysis facility is subject to periodic inspection by state agencies and other governmental authorities to determine if the premises, equipment, personnel and patient care meet applicable standards. To receive Medicare reimbursement, our dialysis facility must be certified by CMS. Our dialysis facility is so certified.

         FRAUD AND ABUSE

         Our dialysis operations are subject to the illegal remuneration provisions of the Social Security Act, sometimes referred to as the "anti-kickback" statute, and similar state laws that impose criminal and civil sanctions on persons who solicit, offer, receive or pay any remuneration, whether directly or indirectly, in return for inducing the referral of a patient for treatment or the ordering or purchasing of items or services that are paid for in whole or in part by Medicare, Medicaid or similar state programs. The Federal anti-kickback statute provides both civil and criminal penalties for, among other things, offering or paying any remuneration to induce someone to refer patients to or for, or to purchase, lease or order (or arrange for or recommend the purchase, lease or order of) any facility, item, or service for which payment may be made by a Federal Health Care Program. The term "Federal Health Care Program" includes Medicare, Medicaid and virtually all federally funded healthcare programs, with the exception of the Federal Employee Health Benefits program. The statute also prohibits soliciting or receiving any remuneration in exchange for engaging in any of these activities. The prohibition applies whether the remuneration is provided directly or indirectly, or "in cash or in kind." Penalties for violations of the anti-kickback statute are severe, consisting of substantial criminal fines, imprisonment and exclusion from participation in the Medicare and Medicaid programs. The exclusion remedy may be imposed in an administrative proceeding, even in the absence of any criminal proceeding or investigation.

         Although the anti-kickback statute does not outlaw all financial transactions or relationships that providers of healthcare items or services may have with each other, interpretations of the law have been very broad. The anti-kickback statute has been held applicable to a wide variety of financial relationships that are quite different from an obvious kickback on a patient referral or a bribe to recommend the purchase of specific products or services. Federal courts and administrative bodies considering the statute in the context of actual enforcement cases have established several important interpretive principles:

    o the statute is violated if even one purpose (as opposed to a primary or sole purpose) of a payment is in exchange for or to induce the referral of patients or the ordering, purchasing or recommending of items or services;

    o although some financial benefits may be too remote or DE MINIMIS to affect referral practices, the threshold appears to be relatively low, and a payment or other benefit may violate the statute when the amount is sufficient to influence the physician's (or other provider's) reason or judgment;

    o giving a potential referral source the opportunity to earn a fee that exceeds the reasonable value of any services provided (or return on investment made) will constitute evidence that the payment is unlawful; however, a reasonable fee will not in itself serve as a defense if the intent underlying the arrangement is to exchange payment for referrals;

    o intent may be inferred from the circumstances of the case, and there need be no proof of an agreement to make referrals, or to order, purchase or recommend medical items or services, for illegal intent and a violation to be found;

    o the mere potential for increased costs to Medicare or Medicaid may be enough to violate the law, and no actual payout by Medicare or Medicaid is necessary as long as the challenged remuneration is for an item or service that could be paid for by Medicare or Medicaid; and

    o the fact that a particular arrangement is common in the healthcare industry is not a defense to an anti-kickback violation.

         EXCEPTIONS AND SAFE HARBORS

         The anti-kickback statute itself contains several limited exceptions to the prohibition on remuneration. Moreover, the Department of Health and Human Services or HHS may issue regulations defining certain practices that would not be deemed to violate the anti-kickback statute. The HHS Office of the Inspector General or OIG recognizes "safe harbors" from the reach of the anti-kickback statute.

         While those who structure their business arrangements to satisfy all of the criteria of a safe harbor are protected from liability under the anti-kickback statute, failure to qualify for a safe harbor does not necessarily mean that there has been a violation of the anti-kickback statute. However, the OIG has stated that arrangements that are of the same generic kind as those for which a safe harbor is available may be subject to scrutiny if they fail to satisfy all the criteria for the appropriate safe harbor.

         Where a practice does not qualify for a safe harbor, the OIG will examine the practice to determine whether it involves any remuneration and, if so, whether the practice appears to involve the types of abuses that the anti-kickback statute was designed to combat. No one factor is dispositive, and the OIG and the Department of Justice (which is responsible for criminal enforcement of the anti-kickback statute) have considerable discretion in selecting cases to prosecute.

         The most relevant safe harbor to dialysis services arrangements is the "personal services and management contracts" safe harbor. An arrangement would be protected from anti-kickback law liability if all of the following criteria were satisfied:

    o there is a signed written agreement for a term of not less than one year which specifies the services to be performed;

    o the aggregate compensation paid is set in advance, consistent with fair market value in arms-length transactions, and is not to be determined in a manner that takes into account the volume or value of any referrals or business otherwise generated between the parties;

    o if services are to be performed on a part-time basis, the agreement specifies exactly the schedule of intervals, their precise length and the exact charge for each; and

    o the services do not involve counseling or promotion of any arrangement or other activity that violates state or federal law.

         We believe our arrangements with referring physicians are in material compliance with applicable laws. We seek wherever practicable to structure our various business arrangements to satisfy as many safe harbor elements as possible under the circumstances. Although we have never been challenged under these statutes and believe we comply in all material respects with these and all other applicable laws and regulations, there can be no assurance that we will not be required to change our practices or experience a material adverse effect as a result of any challenge.

         We operate our dialysis facility in the State of California, which has enacted statutes prohibiting physicians from holding financial interests in various types of medical facilities to which they refer patients. A California statute makes it unlawful for a physician who has, or a member of whose immediate family has, a financial interest with or in an entity to refer a person to that entity for laboratory, diagnostic nuclear medicine, radiation oncology, physical rehabilitation, psychometric testing, home infusion therapy or diagnostic imaging goods or services. Under the statute, "financial interest" includes, among other things, any type of ownership interest, debt, loan, lease, compensation, remuneration, discount, rebate, refund, dividend, distribution, subsidy or other form of direct or indirect payment, whether in money or otherwise, between a physician and the entity to which the physician makes a referral for the items described above. The statute also prohibits the entity to which the referral was made from presenting a claim for payment to any payor for a service furnished pursuant to a prohibited referral and prohibits a payor from paying for such a service. Violation of the statute by a physician is a misdemeanor and subjects the physician to civil fines. Violation of the prohibition on submitting a claim in violation of the statute is a public offense, subjecting the offender to a fine of up to $15,000 for each violation and possible action against licensure. We do not provide remuneration to our referring physicians for the administration of services provided to patients so referred.

         STARK I AND STARK II

         The provisions of two federal statutes referred to as Stark I and Stark II govern us. The original Stark law, or Stark I, prohibited only self-interested referrals for clinical laboratory services. In 1993, Congress broadened the Stark law with new provisions, or Stark II, to include referrals of a broad array of designated health services, or DHS. In 1995, HHS promulgated final regulations that addressed Stark II. These laws generally restrict physician referrals for clinical laboratory services to entities with which a physician or an immediate family member has a "financial relationship." The entity is precluded from claiming payment for such services under the Medicare or Medicaid programs, is liable for the refund of amounts received pursuant to prohibited claims, can receive civil penalties of up to $15,000 per service and can be excluded from participation in the Medicare and Medicaid programs. Regulations interpreting Stark I have created an exception to its applicability for services furnished in a dialysis facility if payment for those services is included in the ESRD composite rate. We believe that our compensation arrangements, with its Medical Directors and other physicians under contract are in material compliance with the provisions of Stark I.

         A "financial relationship" under Stark II is defined as an ownership or investment interest in, or a compensation arrangement between the physician and the entity. We have entered into compensation agreements with its Medical Directors and other referring physicians, certain of whom are principal stockholders of the Company. We believe that such arrangements are in material compliance with the anti-kickback statute, Stark II and the various state statutes.

         Stark II includes certain exceptions. A personal services compensation arrangement is excepted from Stark II prohibitions if (i) the arrangement is set out in writing, signed by the parties, and specifies the services covered by the arrangement, (ii) the arrangement covers all of the services to be provided by the physician (or an immediate family member of such physician) to the entity,
(iii) the aggregate services contracted for do not exceed those that are reasonable and necessary for the legitimate business purposes of the arrangement, (iv) the term of the arrangement is for at least one year, (v) the compensation to be paid over the term of the arrangement is set in advance, does not exceed fair market value, and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties, (vi) the services to be performed do not involve the counseling or promotion of a business arrangement or other activity that violates any state or federal law, and (vii) the arrangement meets such other requirements that may be imposed pursuant to regulations promulgated by CMS. We believe that our compensation arrangements with Medical Directors and other physicians under contract materially satisfy the personal services exception to the Stark II prohibitions.

         Payments made to a lessor by a lessee for the use of premises are excepted from Stark II prohibitions if: (i) the lease is set out in writing, signed by the parties, and specifies the premises covered by the lease, (ii) the space rented or leased does not exceed that which is reasonable and necessary for the legitimate business purposes of the lease or rental and is used exclusively by the lessee when being used by the lessee, subject to certain permitted payments for common areas, (iii) the lease provides for a term of rental or lease for at least one year, (iv) the rental charges over the term of the lease are set in advance, are consistent with fair market value, and are not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties, (v) the lease would be commercially reasonable even if no referrals were made between the parties, and (vi) the lease meets such other requirements that may be imposed pursuant to regulations promulgated by CMS. We currently lease our dialysis facilities from unaffiliated third parties.

         For purposes of Stark II, DHS includes: clinical laboratory services, radiology and other diagnostic services, durable medical equipment, parenteral and enteral nutrients, equipment and supplies, prosthetics and prosthetic devices, home health services, outpatient prescription drugs and inpatient and outpatient hospital services. We believe that the language and legislative history of Stark II indicate that Congress did not intend to include dialysis services and the services and items provided incident to dialysis services within the Stark II prohibitions. Although we do not bill Medicare or Medicaid for hospital inpatient and outpatient services, our Medical Directors may request or establish a plan of care that includes dialysis services for hospital inpatients and outpatients that may be considered a referral to us within the meaning of Stark II.

         MEDICARE

         Because the Medicare program represents a substantial portion of the federal budget, Congress takes action in almost every legislative session to modify the Medicare program for the purpose of reducing the amounts otherwise payable from the program to health care providers. Legislation or regulations may be enacted in the future that may significantly modify the ESRD program or substantially reduce the amount paid for our services. Further, statutes or regulations may be adopted which impose additional requirements in order for us to be eligible to participate in the federal and state payment programs. Such new legislation or regulations may adversely affect our business operations.

         GOVERNMENT REGULATION RELATING TO DEVELOPMENT AND MARKETING OF THE WEARABLE KIDNEY

         Due to the relatively early nature of our development efforts, we have not yet confirmed with the FDA its view of the regulatory status of the Wearable Kidney or which center of the FDA might have primary responsibility for review of the regulatory submissions we intend to make. Depending on the claims made and the FDA's ruling regarding the regulatory status of the Wearable Kidney, it may be designated as a device, a biologic or as a combination product. However, we anticipate that regardless of regulatory designation, we will need to conduct pre-clinical and clinical studies on humans before being able to market the Wearable Kidney.

         To support a regulatory submission, the FDA commonly requires clinical studies to show safety and effectiveness. While we cannot currently state the nature of any such studies that the FDA may require due to our early stage of product development, it is likely any product we attempt to develop will require extensive and time-consuming clinical studies in order to secure approval.

         Outside the U.S., the ability to market potential products is contingent upon receiving market application authorizations from the appropriate regulatory authorities. These foreign regulatory approval processes may involve differing requirements than those of the FDA, but also generally include many, if not all, of the risks associated with the FDA approval process described above, depending on the country involved.

         U.S. REGULATION OF PRODUCTS. In the U.S., medical devices are classified into 3 different classes, Class I, II and III, on the basis of controls deemed reasonably necessary to ensure the safety and effectiveness of the device. Class I devices are subject to general controls (i.e. labeling, pre-market notification and adherence to the FDA's Good Manufacturing Practices or GMP, Class II devices are subject to general and special controls (I.E. performance standards, post-market surveillance, patient registries and FDA guidelines). Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness, that is, life-sustaining, life-supporting and implantable devices, or new devices, which have been found not to be substantially equivalent to legally marketed devices.

         CLEARANCE PROCEDURE. Before a new medical device can be marketed, such as its Wearable Kidney for the treatment of ESRD, marketing clearance must be obtained through a pre-market notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act or the FDC Act. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to authorize the marketing of new products or to allow us to enter into supply contracts and criminal prosecution. The FDC Act or a pre-market approval or PMA application under Section 515 of the Food and Drug Modernization Act of 1997 or the FDA Act. A 510(k) clearance will typically be granted by the FDA, if it can be established that the device is substantially equivalent to a "predicate device," which is a legally marketed Class I or II device or a pre-amendment Class III device (I.E. one that has been marketed since a date prior to May 28, 1976), for which the FDA has not called for PMAs. The FDA has been requiring an increasingly rigorous demonstration of substantial equivalence, which may include a requirement to submit human clinical trial data. It generally takes 4 to 12 months from the date of a 510(k) submission to obtain clearance, but it may take longer.

         HUMAN CLINICAL TRIALS. An investigational device exemption or IDE allows the investigational device to be used in a clinical study in order to collect safety and effectiveness data required to support a PMA application to the FDA. Clinical studies are most often conducted to support a PMA. Investigational use also includes clinical evaluation of certain modifications or new intended uses of legally marketed devices. All clinical evaluations of investigational devices, unless exempt, must have an approved IDE before the study is initiated. An approved IDE permits a device to be shipped lawfully for the purpose of conducting investigations of the device without complying with other requirements of the Food, Drug, and Cosmetic Act that would apply to devices in commercial distribution.

         If human clinical trials of a device are required for a PMA application, or, in the opinion of the FDA, if the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) must file an IDE application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards or IRB, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs without the need for FDA approval.

         ONGOING REGULATION. If clearance or approval is obtained, any device manufactured or distributed by us will be subject to pervasive and continuing regulation by the FDA. We will be subject to routine inspection by the FDA and will have to comply with the host of regulatory requirements that usually apply to medical devices marketed in the U.S. including labeling regulations, GMP requirements, Medical Device Reporting or MDR regulation (which requires a manufacturer to report to the FDA certain types of adverse events involving its products), and the FDA's prohibitions against promoting products for unapproved or "off-label" uses.

         The FDA Act makes changes to the device provisions of the FDC Act and other provisions in the FDC Act affecting the regulation of devices. Among other things, the changes will affect the IDE and PMA processes, and also will affect device standards and data requirements, procedures relating to humanitarian and breakthrough devices, tracking and post-market surveillance, accredited third party review and the dissemination of off-label information. We cannot predict how or when these changes will be implemented or what effect the changes will have on the regulation of our products and anticipated products.

         If the FDA believes that a company is not in compliance with law, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against that company, its officers and its employees. Failure to comply with the regulatory requirements could have a material adverse effect on its business, financial condition and results of operations. In addition, regulations regarding the manufacture and sale of our products are subject to change.

         INTERNATIONAL PRODUCT REGULATION

         ISO standards were developed by the International Organization for Standards or ISO of the European Community or EC as a tool for companies interested in increasing productivity, decreasing cost and increasing quality. The EC uses ISO standards to provide a universal framework for quality assurance and to ensure the good quality of products and services across borders. The ISO 9000 standards have facilitated trade throughout the EC, and businesses and governments throughout the world are recognizing the benefit of the globally accepted uniform standards. Any manufacturer utilized for purposes of manufacturing our products (including us if we manufacture our own Wearable Kidney) will be required to obtain ISO certification to facilitate the highest quality products and the easiest market entry in cross-border marketing. This will enable us to market our products in all of the member countries of the EU. We also will be required to comply with additional individual national requirements that are outside the scope of those required by the European Economic Area or EEA.

         Any medical device that is legally in the U.S. may be exported anywhere in the world without prior FDA notification or approval. The export provisions of the FDC Act apply only to unapproved devices. While FDA does not place any restrictions on the export of these devices, certain countries may require written certification that a firm or its devices are in compliance with U.S. law. In such instances FDA will accommodate U.S. firms by providing a Certificate for Foreign Government or CFG. In cases where there are devices which the manufacturer wishes to export during the interim period while their Premarket Notification 510(k) is under review, exporting may be allowed without prior FDA clearance under certain limited conditions.

         EMPLOYEES

         As of February 1, 2005, we had 31 employees, including 2 executives, 4 research persons, 23 medical personnel, and 3 administrative personnel. We retain the services of 2 consultants on a part-time basis in connection with our research and development activities. During the years 2002, 2003 and 2004, we have expended a total of approximately $340,000 in fees and reimbursement of expenses for these consultants, and we have granted them options to purchase up to 750,000 shares of our common stock. We retain the part-time services of a financial consultant who also serves as our Chief Financial Officer.

         We intend to hire additional personnel as the development of our business makes such action appropriate. The loss of the services of key personnel could have a material adverse effect on our business. Since there is intense competition for qualified personnel knowledgeable of its industry, no assurance can be given that we will be successful in retaining and recruiting needed key personnel. We do not have key-man life insurance for any of our employees.

         Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. We believe that our employee relations are good.

                                  RISK FACTORS

         THIS REPORT MAY BE DEEMED TO CONTAIN FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE COMMISSION, REPORTS TO OUR STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, RISKS SET FORTH HEREIN, EACH OF WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

         THERE IS A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK. PERSONS WHO MAY OWN OR INTEND TO PURCHASE SHARES OF COMMON STOCK IN ANY MARKET WHERE THE COMMON STOCK MAY TRADE SHOULD CONSIDER THE FOLLOWING RISK FACTORS, TOGETHER WITH OTHER INFORMATION CONTAINED ELSEWHERE IN OUR REPORTS, PROXY STATEMENTS AND OTHER AVAILABLE PUBLIC INFORMATION, AS FILED WITH THE COMMISSION, PRIOR TO PURCHASING SHARES OF OUR COMMON STOCK:

         WE MAY DISCONTINUE OUR SOLE REVENUE-GENERATING OPERATION AND SHIFT OUR BUSINESS FOCUS TO UNPROVEN PRODUCT DEVELOPMENT, OUR HISTORIC OPERATING RESULTS ARE NOT A MEANINGFUL INDICATOR OF FUTURE PERFORMANCE AND YOU HAVE LIMITED INFORMATION WITH WHICH TO EVALUATE OUR BUSINESS AND OUR PROSPECTS. In the near future we may sell our dialysis services business, which has generated 100% of our revenue since inception. If we are successful in doing so, we intend to invest the proceeds in the development of the Wearable Kidney and we will then focus our attention solely on those portions of our business related to the development of the Wearable Kidney. These activities have generated no revenue and are not anticipated to do so for at least two years, if at all. If the sale of the dialysis business is accomplished, our future revenues and success will depend upon our successful research and development and ultimate marketing of our proposed Wearable Kidney for the treatment of ESRD, which is unproven at this time and not yet received approval to market from the FDA. We anticipate that we will need to raise significant amounts of money to be able to bring the Wearable Kidney to the point where successful human clinical trials have been completed. Our ability to complete the development of such a product and to successfully introduce our new products into the market based on our intended business focus and the expected benefits to be obtained from these new products may be adversely affected by a number of factors, such as our ability to raise the required capital to complete the project, unforeseen costs and expenses, technological changes, economic downturns, competitive factors or other events beyond our control. Consequently, our historical operating results cannot be relied upon as an indicator of our future performance, and we cannot predict whether we will obtain or sustain positive operating cash flow or even gross revenue in the future.

         WE ARE NOT PROFITABLE AND SUFFER FROM CASH FLOW DIFFICULTIES AND WILL HAVE TO RAISE ADDITION CAPITAL TO FINANCE OUR OPERATIONS. We generated a net loss of $745,667 and accumulated deficit of approximately $631,977 during the year ended December 31, 2003. At December 31, 2003, we had an accumulated loss of approximately $4,010,372 and a working capital deficiency of approximately $474,286. In addition, in 2003 and 2002, LACD generated operating losses of $42,361 and 100,938, respectively. In 2003 and 2002, approximately $378,000 and $489,000, respectively, of revenue from the LACD operations was used to finance the development of the Wearable Kidney. The balance of the funding for such development was derived from third party investment. Although we raised a total of approximately $900,000 in gross proceeds in 2002 and 2003 from equity investments, we cannot assure you that we will be able to obtain such additional financing in the future on terms acceptable to us or at all. Our failure to obtain such a financing may have a material adverse effect on our business and could result in our inability to meet our obligations, which could result in a cessation of our operations. Moreover, if we are unable to develop the Wearable Kidney to the point of being commercially marketable, we may have to cease our business operations completely.

         WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO COMPLETE DEVELOPMENT OF AND OBTAIN NECESSARY APPROVALS FOR THE WEARABLE KIDNEY EVEN IF WE OBTAIN SUFFICIENT FUNDING. We intend to build the Wearable Kidney from: (i) custom parts specifically designed for us, and (ii) custom software, designed to enable the device to operate electronically from a chip imbedded in the device. Even if we obtain sufficient funding, no assurance can be given that we will be able to design or have designed such parts or write or have written such software within our anticipated time frames, if at all. Such a situation could have a material adverse effect upon our ability to remain in business.

         WE MUST CLEAR A NUMBER OF HURDLES, INCLUDING HUMAN CLINICAL TRIALS, BEFORE OUR WEARABLE KIDNEY IS APPROVED. If human clinical trials of our device are required for a PMA application, or, in the opinion of the FDA, if our device presents a "significant risk," the sponsor of the trial (probably us) must file an IDE application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate IRB, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. Submission of an IDE does not give assurance that the FDA will approve the IDE and, if it is approved, there can be no assurance that the FDA will determine that the data derived from the studies support the safety and efficacy of the device or warrant the continuation of clinical studies. Our failure to obtain such approval would have a material adverse effect on our capability to continue in business.

         RELYING ON OUTSIDE FINANCING FOR OUR CASH NEEDS WILL HAVE THE EFFECT OF DILUTING THE OWNERSHIP SHARE OF OUR EXISTING STOCKHOLDERS. Since we do not expect to generate cash flow from exploitation of our Wearable Kidney for at least 2 years, we will rely in significant part on equity financing to generate cash for research and development costs. Even if we are successful in developing and marketing the Wearable Kidney, the ownership share of existing stockholders may be significantly reduced, which would result in a lower share of any earnings we may generate.

         OUR SUCCESS IS DEPENDENT ON INTELLECTUAL PROPERTY RIGHTS HELD BY US, AND OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WE ARE UNABLE TO PROTECT THESE RIGHTS. Our success will depend, in part, on our ability to maintain and defend our patents. However, we cannot give you assurance that the technologies and processes covered by all of our patents may not be found to be obvious or substantially similar to prior work, which could render these patents unenforceable. Without the protection of these patents, competitors may utilize our technology to commercialize their own method or device for treating ESRD.

         Trade secrets and other proprietary information, which are not protected by patents, are also critical to our business. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. However, these agreements can be breached, and even if we are able to prove the breach or that our technology has been misappropriated under applicable state law, there may not be an adequate remedy available to us. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and even if we prevail in litigation, the party we prevail over may have scant resources available to satisfy a judgment. Also, third parties may independently discover trade secrets and proprietary information that allow them to develop technologies and products that are substantially equivalent or superior to our own. Without the protection afforded by our patent, trade secret and proprietary information rights, we may face direct competition from others commercializing their products using our technology and that could have a material adverse effect on our business.

         DEFENDING AGAINST INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS COULD BE TIME-CONSUMING AND EXPENSIVE, AND IF WE ARE NOT SUCCESSFUL, COULD CAUSE SUBSTANTIAL EXPENSES AND DISRUPT OUR BUSINESS. We cannot be sure that the products, services, technologies and advertising we employ in our business do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. We may be subject in the ordinary course of our business to legal proceedings and claims from time to time relating to the intellectual property of others. Any legal action against us claiming damages or seeking to enjoin commercial activities relating to the affected products or our methods or processes could have a material adverse effect on our business by:

    o requiring us, or our collaborators, to obtain a license to continue to use, manufacture or market the affected products, methods or processes, and such a license may not be available on commercially reasonable terms, if at all;

    o preventing us from making, using or selling the subject matter claimed in patents held by others and subject us to potential liability for damages;

    o consuming a substantial portion of our managerial and financial resources; or

    o resulting in litigation or administrative proceedings that may be costly, whether we win or lose.

         WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OUTSIDE THE U.S. Intellectual property law outside the U.S. is uncertain and in many countries is currently undergoing review and revision. The laws of some countries do not protect our intellectual property rights to the same extent as laws in the U.S. The intellectual property rights we enjoy in one country or jurisdiction may be rejected in other countries or jurisdictions, or, if recognized there, the rights may be significantly diluted. It may be necessary or useful for us to participate in proceedings to determine the validity of our, or our competitors', foreign intellectual property rights, which could result in substantial cost and divert our efforts and attention from other aspects of our business. If we are unable to defend our intellectual property rights internationally, we may face increased competition outside the U.S., which could materially adversely affect our future business, operating results and financial condition.

         OUR FAILURE TO RESPOND TO RAPID CHANGES IN TECHNOLOGY AND ITS APPLICATIONS AND INTENSE COMPETITION IN THE MEDICAL DEVICES INDUSTRY OR THE DEVELOPMENT OF WAYS TO TREAT ESRD DIFFERENTLY THAN WE DO, COULD MAKE OUR TREATMENT SYSTEM OBSOLETE. The medical devices industry is subject to rapid and substantial technological development and product innovations. To be successful, we must respond to new developments in technology, new applications of existing technology and new treatment methods. Our response may be stymied if we require
- but cannot secure - rights to essential third-party intellectual property. We may compete against companies offering alternative treatment systems to ours, some of which have greater financial, marketing and technical resources to utilize in pursuing technological development and new treatment methods. Our financial condition and operating results could be adversely affected if our medical device products fail to compete favorably with these technological developments, or if we fail to be responsive on a timely and effective basis to competitors' new devices, applications, treatments or price strategies.

         OUR BUSINESS PLAN FOR THE WEARABLE KIDNEY INVOLVES MARKETING THROUGH UNRELATED BUSINESSES, WHICH ARE ALSO OUR NATURAL COMPETITORS AND WHO MAY NOT CHOOSE TO MARKET OUR WEARABLE KIDNEY WHEN IT IS AVAILABLE TO BE MARKETED. We intend to market the Wearable Kidney through existing dialysis service centers, which are primarily operated by 4 large companies, none of which are affiliated with us. We believe that such centers are the best outlet for the Wearable Kidney, not only because they provide the clearest tie to patients and their principal physicians, but also because the Wearable Kidney may offer the opportunity to generate higher gross profits than does the use of standard dialysis units. However, the dialysis industry is dominated by 4 large companies, two of which account for approximately 40% of the market. We would have very little leverage in endeavoring to make distribution arrangements with such companies. Indeed, our efforts could well stimulate one or more of these large companies to spend significant resources to develop alternatives to the Wearable Kidney. These efforts could result in severely contracting any market share which we might have obtained, or even stopping us from breaking into the market at all. Such situations could have a material adverse effect on our business and our business plans.

         POTENTIAL DEVELOPMENT OF COMPETING DEVICES. Although we are not aware that any other company has built and tested a device that would accomplish the same ends as our Wearable Kidney, we cannot assure you that no such device exists or that it will not exist in the near future. Thus, even if we are successful in raising enough funds to build and test the Wearable Kidney and begin production of a commercial version, we cannot assure you that other companies --- probably larger and better financed than we are --- will not be able to design a product which will provide dialysis treatment in a convenient portable form and will not be able to bring such a product market quickly enough to constitute a major competitor to the Wearable Kidney. Our inability to withstand such competition could have a material adverse effect on our business.

         WE MAY BE DEPENDENT ON THIRD PARTIES TO MANUFACTURE AND MARKET OUR WEARABLE KIDNEY. We cannot assure you that we will be able to turn our development models into practical commercial devices, that are sufficiently robust and that are suitable for manufacture and use by patients as we intend. In addition, we have no experience or expertise in the manufacture or marketing of medical devices. We may attempt to build our own manufacturing and sales capability or we may have to rely upon third parties to manufacture, service, maintain and market our devices once the FDA provides marketing approval. In connection with the manufacturing of the Wearable Kidney, we cannot assure you that any third party would be willing or able to meet our needs in a satisfactory and timely manner, if at all for production or timely delivery of devices to customers. Should we be unable to locate third parties willing or able to meet our needs, management may have to suspend or discontinue our business activities or certain components thereof or cease operations altogether, as they relate to the Wearable Kidney.

         We anticipate that the Wearable Kidney would tend to displace the use of existing dialysis equipment by existing dialysis service centers, which we believe are a natural outlet for the Wearable Kidney. It is our expectation that such centers will come to see the Wearable Kidney as a business opportunity rather than as a competitor. However, we can give you no assurance that dialysis service centers will become the outlet for the marketing of our Wearable Kidney. This means that we still have to market it through existing dialysis service centers, which means that we will be relying on the services of persons outside of our control for the generation of revenue. If dialysis service providers do not agree to become outlets for our Wearable Kidney, we will have to build a distribution network for our Wearable Kidney to service patients that are on dialysis. Such a situation is likely to require us to have and expend a significant amount of capital to capture a significant portion of the market for our device. Our inability to create business relationships with dialysis service centers to market our Wearable Kidney could have a material adverse effect upon our business and our business plan.

         WE HAVE NOT COMMISSIONED NOR HAVE WE OBTAINED MARKETING STUDIES WHICH SUPPORT THE LIKELIHOOD OF SUCCESS OF OUR BUSINESS PLAN. No independent studies with regard to the feasibility of our proposed business plan have been conducted by any independent third parties with respect to our present and future business prospects and our capital requirements. In addition, there can be no assurances that our products or our treatment modality for ESRD will find sufficient acceptance in the marketplace to enable us to fulfill our long and short term goals, even if adequate financing is available and our products are approved to come to market, of which there can be no assurance.

         THE AUDITED FINANCIAL STATEMENTS INCLUDED AS PART OF THIS FORM 10K CONTAIN A "GOING CONCERN" OPINION FROM OUTSIDE AUDITOR. Such a statement means, that, in the opinion of the auditor, (i) we are not a going concern, (ii) the establishment of our continued business operations are dependent upon receipt of significant additional outside financing and our ability to complete the development of the Wearable Kidney and bringing to market. We cannot assure you that that we will be able to obtain such outside financing on terms favorable to us or at all, or establish future profitable operations from the Wearable Kidney or otherwise. If we do not succeed, then we may be forced to discontinue our operations and close our business.

         OUR ABILITY TO DEVELOP, MARKET, LICENSE AND/OR SELL PRODUCTS COULD BE HARMED IF WE ARE UNABLE TO RETAIN OR HIRE KEY PERSONNEL. Our success depends upon the continued services of our executive officers and other key medical, engineering, financial and marketing personnel. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, could seriously delay, or even prevent, the development and introduction of the Wearable Kidney.

         EFFECT OF POTENTIAL REFORMS IN THE REGULATION OF THE HEALTH CARE INDUSTRY. Regulatory bodies in the U.S. and the EC are continuously revising their rules. Fundamental reforms in the healthcare industry in the U.S. and the EC continue to be considered, although we cannot predict whether or when any healthcare reform proposals will be adopted and what impact such proposals might have. Moreover, management is unable to predict what additional legislation or regulation, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have.

         PRODUCT DEFECTS; LIMITS OF PRODUCT LIABILITY INSURANCE. One or more of our products may be found to be defective after it has already been shipped in volume, requiring a product replacement. Product returns and the potential need to remedy defects or provide replacement products or parts could impose substantial costs on us and have a material adverse effect on our operations. The clinical testing, manufacturing and use of our Wearable Kidney may expose us to product liability claims. There can be no assurance that the coverage limits of our insurance policies will be adequate or that one or more successful claims brought against us would not have a material adverse effect on our business.

         WE ARE CURRENTLY DEPENDENT ON MEDICARE, MEDICAID AND OTHER SOURCES OF REIMBURSEMENT FOR OUR REVENUES AND EXPECT TO REMAIN RELIANT ON THEM WHEN THE WEARABLE KIDNEY IS DEVELOPED AND IN USE. At the present time, we are reimbursed for dialysis services primarily at fixed rates established in advance under the Medicare ESRD program. Approximately 34% of our net revenues during fiscal 2003 was funded by Medicaid or comparable state programs and approximately 27% of our net revenue during fiscal 2003 was from sources other than Medicare and Medicaid. The current composite Medicare reimbursement rate is approximately $143; we are not able to predict whether future rate changes will be made or whether this rate will keep up with operating costs for the provision of dialysis services and supplies. Even more important, we are unable to predict how and at what rate Medicare and the other sources for reimbursement will pay for the costs of usage of the Wearable Kidney, if at all.

         Maintenance or reductions in composite rates could have a material adverse effect on our revenues and net earnings. Furthermore, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in prescribed rates, may adversely affect our earnings in the future. We are also unable to predict whether certain services, as to which we are currently separately reimbursed, may in the future be included in the Medicare composite rate. All of these programs and other sources of payment (such as third party, non-government payors) are subject to changes, including statutory and regulatory changes, administrative ruling, interpretations of policy and governmental funding restrictions, all of which may have the effect of decreasing program payments, increasing costs or modifying the way we operate our dialysis business. Any restriction or reduction of our ability to charge for such services at rates in excess of those paid by Medicare would adversely affect our net operating revenues and net income. We believe that once the Wearable Kidney is introduced to the market payment for its use will be similarly governed by this set of systems. We do not know what rates of reimbursement will be available and whether those rates will result in profitable operations for us. In the event that the amount reimbursed for the use of the Wearable Kidney is inadequate, it may not be feasible to execute our business plan profitably.

         OUR OPERATIONS IN THE DIALYSIS SERVICES BUSINESS ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION. We are subject to extensive regulation by both the federal government and the states in which we conduct our business. We are subject to the illegal remuneration provisions and similar state laws which impose civil and criminal sanctions on persons who solicit, offer, receive or pay any remuneration, directly or indirectly, for referring a patient for treatment that is paid for in whole or in part by Medicare, Medicaid or similar state programs.

         The federal government has established "safe harbors" for certain business transactions. We believe that the arrangements between us and our Medical Directors fall within the protection afforded by these safe harbors. We believe that the language and legislative history of Stark I and Stark II indicate that Congress did not intend to include laboratory services provided incidental to dialysis services within the Stark I prohibition or Congress intended to include dialysis services and the services and items provided incident to dialysis services within the Stark II prohibitions. Due to the breadth of these statutory provisions, it is possible that our practices might be challenged under the law. Any such interpretation would also apply to our competitors as well.

         Although we have never been challenged under any of these statutes and believe we comply in all material respects with these and all other applicable laws and regulations, there can be no assurance that we will not be required to change our practices or relationships or that we will not experience material adverse effects as a result of any such challenge. Violations of many of these regulatory schemes are punishable by civil penalties, which may include exclusion or suspension of the provider from future participation in Medicare and Medicaid programs and substantial fines.

         A number of proposals for health care reform have been made in recent years, some of which have included radical changes in the health care system. Health care reform could result in material changes in the financing and regulation of the health care business, and we are unable to predict the effect of such changes on our future operations. It is uncertain what legislation on health care reform, if any, will ultimately be implemented or whether other changes in the administration or interpretation of governmental health care programs will occur. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on the results of our operations.

         OUR BUSINESS WILL ALWAYS BE STRICTLY REGULATED BY THE FEDERAL AND OTHER GOVERNMENTS, AND WE CANNOT ASSURE YOU THAT WE WILL REMAIN IN COMPLIANCE WITH ALL OF THAT REGULATION. Clinical testing, manufacture, promotion and sale of our Wearable Kidney and related accessories are subject to extensive regulation by numerous governmental authorities in the U.S., principally the FDA, and corresponding foreign regulatory agencies. Changes in existing regulations or adoption of new regulations or policies could prevent us from obtaining, or affect the timing of, future regulatory approvals or clearances. We cannot assure you that we will be able to obtain necessary regulatory clearances or approvals on a timely basis, or at all, or that we will not be required to incur significant costs in obtaining or maintaining such foreign regulatory approvals. Delays in receipt of, or failure to receive, such approvals or clearances, the loss of previously obtained approvals or clearances or the failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

         Once we have sufficient information to design our pre-clinical and clinical development plans, we will seek the FDA's input on those plans and, more specifically, the agency's requirements for approval. However, even if such a plan is developed and agreed to with the FDA, the FDA may insist upon changes to a development plan previously agreed to, if new information shows that the plan may present safety or effectiveness concerns. The FDA also retains considerable leverage to require changes in study protocols from the sponsors of clinical investigations even after an FDA meeting and agreement has been reached.

         Any enforcement action by regulatory authorities with respect to past or future regulatory noncompliance could have a material adverse effect on our business, financial condition and results of operations. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to authorize the marketing of new products or to allow us to enter into supply contracts and criminal prosecution. If the Wearable Kidney successfully completes all laboratory, animal and human testing, we will be required to obtain the approval and consent of the FDA to distribute and market it. We cannot assure you that we will be able to obtain the necessary approvals or that the product will be accepted in the market place or that a competing product will not have already been developed and made commercially available to the public in laboratory tests and animal and human trials within our anticipated time periods, if at all.

         Even after our Wearable Kidney is approved for market, we will be subject to continuing regulation. If clearance or approval is obtained so that we may bring the Wearable Kidney to market, any device manufactured or distributed by us will be subject to pervasive and continuing regulation by the FDA. We will continuously be subject to routine inspection by the FDA and will have to comply with the host of regulatory requirements that usually apply to medical devices marketed in the U.S. including labeling regulations, GMP requirements, MDR regulation (which requires a manufacturer to report to the FDA certain types of adverse events involving its products), and the FDA's prohibitions against promoting products for unapproved or "off-label" uses. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on our business, financial condition and results of operations.

         In addition, failure to comply with applicable international regulatory requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of production, refusals by foreign governments to permit product sales and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations or policies could prevent us from obtaining, or affect the timing of, future regulatory approvals or clearances. There can be no assurance that we will be able to obtain necessary regulatory clearances or approvals on a timely basis, or at all, or that we will not be required to incur significant costs in obtaining or maintaining such foreign regulatory approvals. Delays in receipt of, or failure to receive, such approvals or clearances, the loss of previously obtained approvals or clearances or the failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. Any enforcement action by regulatory authorities with respect to past or future regulatory noncompliance could have a material adverse effect on our business, financial condition and results of operations.

         Finally, any loss by us of our various federal certifications, our authorization to participate in the Medicare or Medicaid programs or our licenses under the laws of any state or other governmental authority from which all of our revenues are derived or a change resulting from healthcare reform reducing dialysis reimbursement or reducing or eliminating coverage for dialysis services would have a material adverse effect on our business. We cannot assure you that our activities will not be reviewed and challenged or that healthcare reform will not result in a material adverse change to us.

         COMPETITION. We directly and indirectly compete with other businesses, including businesses in the dialysis industry. In many cases, these competitors are larger and more firmly established than we are. In addition, many of such competitors have greater marketing and development budgets and greater capital resources than we have. Accordingly, there can be no assurance that we will be able to achieve and maintain a competitive position in our industry in the market that we compete in. The dialysis industry is fragmented and highly competitive, particularly in terms of developing relationships with referring physicians.

         DEPENDENCE ON PHYSICIAN REFERRALS AND REFERRALS FROM AFFILIATES. Our dialysis facility is dependent upon referrals of ESRD patients for treatments by physicians specializing in nephrology and practicing in the communities served by our dialysis facility. As is generally true in the dialysis industry, at our facility, one or a few physicians account for all or a significant portion of the patient referral base. The loss of one or more key referring physicians could have a material adverse effect on our operations. We primarily receive referrals of our ESRD patients from our affiliates, who have interests in an affiliated entity, which is not one of our subsidiaries. If such interests are deemed to violate applicable federal or state law, such physicians may be forced to dispose of their ownership interests. We cannot predict the effect such dispositions would have on our business.

         PROMISSORY NOTE TO DR. GURA. In 2001 we issued to Dr. Gura a promissory note in the amount of $100,000, which is secured by technology related to development of our Wearable Kidney. The note matures on December 18, 2006, and will be due and payable at that time unless the trading price of our Common Stock equals or exceeds $5.00 per share. The note is secured by the rights to the technology; thus, if we do not meet our obligation, we will lose all such rights, which would have a material adverse effect on our ability to carry on our business of developing our Wearable Kidney.

         INSURANCE AND POTENTIAL LIABILITY. We maintain, and intend to continue to maintain, insurance, including insurance relating to personal injury and medical professional liability in amounts we consider adequate and customary for the industry we operate in. We have had only one claim, which was covered by our insurance, asserted against us notwithstanding the extensive dialysis treatments we have provided over the years. Nevertheless, a partially or wholly uninsured claim against us, if successful and of sufficient magnitude could have a material adverse effect on us. There can be no assurance that such insurance will continue to be available to us, or if so, that it will provide adequate coverage against potential liabilities or that a liability claim will not have a material adverse effect on us.

         DEPENDENCE ON KEY PERSONNEL. We are dependent upon the skills of our management team and certain key scientists, in particular Drs. Gura and Lang. There is strong competition for qualified personnel in the dialysis industry, and the loss of key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business and our research and development activities. There can be no assurances that we will be able to retain our existing key personnel or to attract additional qualified personnel. We do not have key-man life insurance on any employees.

         LIMITATION ON DIRECTOR LIABILITY. Our Certificate of Incorporation provides, as permitted by governing Delaware law, that our directors shall not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. In addition, our Certificate of Incorporation and Bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Delaware law. Further, we have adopted certain forms of indemnification agreements, which may be entered into with our officers and directors. These provisions and agreements may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director.

         TRANSACTIONS WITH AFFILIATES; CONFLICTS OF INTEREST. We have entered into certain financial agreements with certain of our affiliates. Further, we are dependent on referrals of ESRD patients from such affiliates. We believe that these agreements were negotiated at arms' length. However, the enforcement of these agreements may create conflicts of interests in the event of a dispute between us and any such parties. Should these agreements be determined to be violations of certain regulatory schemes, such physicians may be forced to dispose of their ownership interests. We cannot predict the effect such dispositions would have on our business.

         THERE IS A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK. There is currently a limited public market for our common stock. Holders of our common stock may, therefore, have difficulty selling their shares, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares, which may be purchased, may be sold without incurring a loss. Any such market price of our shares may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the shares in the future. Further, the market price for our common stock may be volatile depending on a number of factors, including business performance, industry dynamics, and news announcements or changes in general economic conditions.

         DISCLOSURE RELATING TO LOW-PRICED STOCKS. Our shares of common stock currently are listed for trading in the over-the-counter market on the "pink sheets" maintained by the National Quotation Bureau, Inc., which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended or the Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if we have been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) for companies whose shares are traded in the Over-The-Counter Market to obtain needed capital.

         OUR PRINCIPAL STOCKHOLDERS HAVE VOTING CONTROL. 5 of our principal stockholders, directors and executive officers and their affiliates control the voting power of approximately 66% of our outstanding Common Stock. As a result of such Common Stock ownership, such persons will be in a position to exercise significant control with respect to our affairs and the election of directors.

         CERTAIN REGISTRATION RIGHTS. We have entered into various agreements pursuant to which certain holders of our outstanding Common Stock, who are our affiliates, have been granted the right, under various circumstances, to have Common Stock that is currently outstanding registered for sale in accordance with the registration requirements of the Securities Act upon demand or

"piggybacked" to a registration statement which may be filed by us. Of the currently issued and outstanding Common Stock, 800,000 shares may be the subject of future registration statements pursuant to the terms of such agreements. In addition, there are currently outstanding options issued in 2001 to Drs. Gura and Lang to purchase up to 6,500,000 shares of our common stock, which carry certain limited registration rights. Any such registration statement may have a material adverse effect on the market price for our Common Stock resulting from the increased number of free trading shares of Common Stock in the market. There can be no assurances that such registration rights will not be enforced or that the enforcement of such registration rights will not have a material adverse effect on the market price for the Common Stock.

         POTENTIAL ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER PROVISIONS. Our Certificate of Incorporation includes certain provisions, which are intended to protect our stockholders by rendering it more difficult for a person or persons to obtain control of us without cooperation of our management. These provisions include certain super-majority requirements for the amendment of our Certificate of Incorporation and Bylaws. Such provisions are often referred to as "anti-takeover" provisions. The inclusion of such "anti-takeover" provisions in the Certificate of Incorporation may delay, deter or prevent a takeover which our stockholders may consider to be in their best interests, thereby possibly depriving holders of our securities of certain opportunities to sell or otherwise dispose of their securities at above-market prices, or limit the ability of stockholders to remove incumbent directors as readily as the stockholders may consider to be in their best interests.

         SHARES ELIGIBLE FOR FUTURE SALE, ISSUANCE OF ADDITIONAL SHARES. Future sales of shares of Common Stock by us and our stockholders could adversely affect the prevailing market price of our Common Stock. There are currently 7,836,804 shares of Common Stock which are free trading shares or are eligible to have the restrictive legend removed pursuant to Rule 144(k) promulgated under the Securities Act. Further, 800,000 shares may be the subject of future registration statements pursuant to the terms of certain agreements between us and certain of our stockholders. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales may occur, could have a material adverse effect on the market price of our Common Stock. Pursuant to our Certificate of Incorporation, we have the authority to issue additional shares of Common Stock and Preferred Stock. The issuance of such shares could result in the dilution of the voting power of our currently issued and outstanding Common Stock.

         OUR STOCK PRICE HAS BEEN AND CONTINUES TO BE VOLATILE. The market price for our common stock could fluctuate due to various factors. These factors include:

    o    announcements related to our efforts to develop the Wearable Kidney;

    o    changes in government regulations;

    o    fluctuations in our quarterly and annual operating results; and

    o    general market conditions.

         In addition, the stock markets have, in recent years, experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Market fluctuations, as well as economic conditions, have adversely affected, and may continue to adversely affect, the market price of our common stock.

         WE MAY ISSUE PREFERRED STOCK IN THE FUTURE. Our Certificate of Incorporation, as amended, authorizes the issuance of preferred stock with such designation, rights and preferences as may be determined from time to time by our Board of Directors, without stockholder approval. In the event of the issuance of additional series of preferred stock, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of us.

         WE DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK. We have paid no dividends on our Common Stock to date and there are no plans for paying dividends on our Common Stock in the foreseeable future. We intend to retain earnings, if any, to provide funds for the expansion of our business.

ITEM 2.           DESCRIPTION OF PROPERTIES

         We lease office space located at 9033 Wilshire Boulevard, Suite 501, Beverly Hills, California 90211, which serves as our principal executive offices. We pay $1,100 per month on a month-to-month basis.

         We also lease a laboratory located at 110 George Burns Road, Suite D-3059, Los Angeles, CA 90048. We pay $4,191 per month on a month-to-month basis.

ITEM 3.           LEGAL PROCEEDINGS

         On July 19, 2004, a former employee filed suit against us in Los Angeles County Superior Court. The former employee alleges that she was wrongfully terminated in violation of public policy. We demurred to the complaint for failing to have stated a cause of action, and the Court sustained our demurrer, with leave to amend. Subsequently, the plaintiff amended her complaint, and the matter is pending before the Court. We believe this claim to be without merit and intend to contest it vigorously. Since the case is only in its initial stages, however, we cannot evaluate the likelihood of a favorable or unfavorable outcome.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         As of February 1, 2005 our authorized capital stock consisted of 50,000,000 shares of common stock, par value $0.01 per share or the Common Stock and 5,000,000 shares of preferred stock, par value $0.01 per share or the Preferred Stock. As of February 1, 2005, there were issued and outstanding 36,890,322 shares of Common Stock which are held by approximately 420 shareholders of record, and options and warrants to purchase 14,331,720 shares of Common Stock, of which 7,581,720 are exercisable. There were no shares of preferred stock issued and outstanding.

         Our Common Stock is listed for trading in the over-the-counter market and is quoted on the NASD's Electronic Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. under the symbol "NQCI.PK" Our Common Stock has a very limited trading history.

         The following table sets forth quotations for the high and low closing sale prices for the Common Stock for the periods indicated below, based upon quotations between dealers, without adjustments for stock splits, dividends, retail mark-ups, mark-downs or commissions, and therefore, may not represent actual transactions:

                                                        HIGH               LOW
                                                        ----               ---
YEAR ENDED DECEMBER 31, 2004
         First Quarter                                  $0.25             $0.00
         Second Quarter                                 $0.20             $0.03
         Third Quarter                                  $0.20             $0.02
         Fourth Quarter                                 $0.39             $0.12


YEAR ENDED DECEMBER 31, 2003
         First Quarter                                  $0.05             $0.025
         Second Quarter                                 $0.03             $0.02
         Third Quarter                                  $0.01             $0.001
         Fourth Quarter                                 $0.10             $0.001

MONTH ENDED JANUARY 31, 2005                            $0.90             $0.75

      The following is a summary of all of our equity compensation plans and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2003.

                                                                                                   (C)
                                                                                          NUMBER OF SECURITIES
                                           (A)                         (B)               REMAINING AVAILABLE FOR
                                   NUMBER OF SECURITIES         WEIGHTED-AVERAGE          FUTURE ISSUANCE UNDER
                                    TO BE ISSUED UPON           EXERCISE PRICE OF          EQUITY COMPENSATION
                                       EXERCISE OF                OUTSTANDING               PLANS (EXCLUDING
                                   OUTSTANDING OPTIONS,         OPTIONS, WARRANTS          SECURITIES REFLECTED
                                   WARRANTS AND RIGHTS              AND RIGHTS                IN COLUMN (A))
                                 -----------------------     ----------------------     -------------------------
Equity compensation plans
approved by security holders              595,000                      $0.09                     405,000

Equity compensation plans not
approved by security holders           11,452,500                      $0.94                       N/A

Totals                                 12,047,500                      $0.90                     405,000


      Most warrants issued by us have been to investors and not pursuant to equity compensation plans. On the other hand, virtually all options have been issued as compensation for benefits inuring to us other than for benefits from capital-raising activities.

DIVIDEND POLICY

         We have not declared or paid any dividend since inception on our common stock. We do not anticipate that any dividends will be declared or paid in the future on our common stock.

         Our transfer agent is Colonial Stock Transfer, 66 Exchange Place, Salt Lake City, Utah 84111, (801) 355-5740.

         CERTAIN ANTI-TAKEOVER PROCEDURAL REQUIREMENTS Our Certificate of Incorporation adopts certain measures, which are intended to protect our stockholders by rendering it more difficult for a person or persons to obtain control of us without cooperation of our management. These measures include the potential implementation of certain supermajority requirements for the amendment of our Certificate of Incorporation and Bylaws. Such measures are often referred to as "anti-takeover" provisions.

         The inclusion of such "anti-takeover" provisions in the Certificate of Incorporation may delay, deter or prevent a takeover of us which the stockholders may consider to be in their best interests, thereby possibly depriving holders of our securities of certain opportunities to sell or otherwise dispose of their securities at above-market prices, or limit the ability of stockholders to remove incumbent directors as readily as the stockholders may consider to be in their best interests.

         BUSINESS COMBINATIONS WITH SUBSTANTIAL STOCKHOLDERS. Delaware law contains a statutory provision, which is intended to curb abusive takeovers of Delaware corporations. Section 203 of the Delaware General Corporation Law addresses the problem by preventing certain business combinations of the corporation with interested stockholders within three years after such stockholders become interested. Section 203 provides, with certain exceptions, that a Delaware corporation may not engage in any of a broad range of business combinations with a person or an affiliate, or associate of such person, who is an "interested stockholder" for a period of 3 years from the date that such person became an interested stockholder unless: (i) the transaction resulting in a person becoming an interested stockholder, or the business combination, is approved by the Board of Directors of the corporation before the person becomes an interested stockholder; (ii) the interested stockholder acquired 85% or more of the outstanding voting stock of the corporation in the same transaction that makes such person an interested stockholder (excluding shares owned by persons who are both officers and directors of the corporation, and shares held by certain employee stock ownership plans); or (iii) on or after the date the person becomes an interested stockholder, the business combination is approved by the corporation's board of directors and by the holders of at least 66-2/3% of the corporation's outstanding voting stock at an annual or special meeting, excluding shares owned by the interested stockholder. Under Section 203, an "interested stockholder" is defined as any person who is: (i) the owner of 15% or more of the outstanding voting stock of the corporation or (ii) an affiliate or associate of the corporation and who was the owner of 15% or more of the outstanding voting stock of the corporation at any time within the 3 year period immediately prior to the date on which it is sought to be determined whether such person is an interested stockholder.

         SUPERMAJORITY REQUIRED FOR AMENDMENT. In order to insure that the substantive provisions set forth in the Certificate of Incorporation are not circumvented by the amendment of such Certificate of Incorporation pursuant to a vote of a majority of the voting power of its outstanding shares, the Certificate of Incorporation also provides that any amendment, change or repeal of the provisions contained in the Certificate of Incorporation with respect to:
(i) its capitalization, (ii) amendment of the Bylaws, (iii) determination by the Board of the number of directors, (iv) filling Board vacancies, (v) the requirement that stockholder action be taken at an annual or special meeting,
(vi) requirements with respect to appraisal rights for stockholders, or (vii) the amendment of the provision imposing such supermajority requirement for amendment of the Certificate of Incorporation, shall require the affirmative vote of the holders of at least 66 2/3% of the voting power of all outstanding shares of voting stock, including, in any instance where the repeal or amendment is proposed by an interested stockholder (as such term is defined in Section 203 of the Delaware General Corporation Law) or its affiliate or associate, the affirmative vote of a majority of the voting power of all outstanding shares of voting stock held by persons other than such interested stockholder or its affiliates or associates. However, only the affirmative vote of the majority of the voting power of all outstanding shares of voting stock is required if the amendment of any of the foregoing provisions is approved by a majority of the Continuing Directors (as such term is defined in the Certificate of Incorporation).

         Our Certificate of Incorporation permits the Board of Directors to adopt, amend or repeal any or all of our bylaws without stockholder action and provide that such bylaws may also be adopted, amended or repealed by our stockholders, but only if approved by holders of 66 2/3% or more of the voting power of all outstanding shares of voting stock, including in any instance in which the alteration is proposed by an interested stockholder or by affiliates or associate of any interested stockholder, the affirmative vote of the holders of at least a majority of voting power of all outstanding shares of voting stock held by persons other than the interested stockholder who proposed such action. However, the only stockholder vote required if the modification is approved by a majority of the continuing directors is the affirmative vote of the majority of the voting power of all outstanding shares of voting stock.

         RECENT ISSUANCES OF UNREGISTERED SECURITIES

         SECURITIES ISSUANCES TO AFFILIATES.

         From August, 2003 through November, 2004, we issued 7,767,260 shares and 250,000 warrants to Victor Gura, our Chief Executive Officer and a director, at prices ranging from $0.05 to $0.20 per share. In addition, in August, 2004, we issued Dr. Gura 1,814,644 shares in exchange for making a personal guaranty of certain of our obligations.

         In August, 2003, we issued 619,556 shares of our common stock to Leonard Berezovsky, one of our directors, or trusts of which Dr. Berezovsky is trustee, in consideration of certain services performed for us. From August, 2003 through November, 2004, we issued 2,666,660 shares and 500,000 warrants to Dr. Berezovsky, or trusts of which Dr. Berezovsky is trustee, at prices ranging from $0.05 to $0.20 per share.

         From August, 2003 through November, 2004, we issued 7,166,680 shares and 1,000,000 warrants to Robert Snukal, one of our directors, at prices ranging from $0.05 to $0.20 per share.

         In November, 2003, we issued 1,000,000 shares to Jose Spiwak, one of our directors, at a price of $0.05 per share.

         From August, 2003 through December, 2003, we issued 995,000 shares to Ronald Lang, one of our directors and officers, at a price of $0.05 per share.

         CERTAIN SHARE ISSUANCES TO CONSULTANTS. Effective January 6, 2004, we granted to each of two consultants, who have performed and continue to perform significant services in development of the Wearable Kidney, options to purchase 250,000 restricted shares of our common stock, which options shall be exercisable in the amount of 50,000 upon each of the following milestones:

         (i) completion of all designs and drafts of the Wearable Kidney;
         (ii) completion of the construction of the first prototype;
         (iii) completion of animal studies;
         (iv) completion of human studies required by the FDA to grant marketing approval; and
         (v) the first commercial sale of the Wearable Kidney in the market.

         As of the date of this Report, three tranches of these options have vested.

         SECURITIES ISSUANCES TO LEGAL COUNSEL. On February 12, 2003, we granted Matthias & Berg LLP, or M&B, formerly our outside counsel, options to purchase up to 1,284,220 shares of Common Stock at a per share price of $0.10 in consideration of legal services rendered by M&B to us prior to July, 2001, which options expire February 12, 2013. The options may be exercised against credit for a payable of $128,422 for legal services rendered by M&B to us prior to July 2001.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operation is to:

    (1) Complete the clinical studies in humans with the Wearable Artificial Kidney in order to apply to the FDA for permission to market the device.

    (2) Consider restructuring our dialysis services business to improve cash flow efficiency.

Short Term Goals

    o    Continue the research and development of the Wearable Kidney.

    o    Complete a new round of financing to raise up to $5,000,000.

Long Term Goals

    o    Recapitalize our company by selling equity securities

    o Introduce the first generation of the Wearable Kidney to the marketplace.

         We believe that we do not have sufficient working capital from operations to meet our obligations in the next twelve months. Therefore, we will seek outside sources to meet the commitments. Historically we have been successful in securing working capital through private placements of our common stock.

         RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002.

         Total revenue for the year ended December 31, 2003 decreased approximately 9.5% to $3,272,029 from $3,616,212 for the year ended December 31, 2002. Medical service and tuition revenue for the year ended December 31, 2003 decreased approximately 6.6% to $3,272,029 from $3,503,004 for the year ended December 31, 2002. This decrease primarily resulted from a decrease in volume of outpatient treatments, as well as inpatient services. We experienced patient census fluctuation outside of our control and had an unusual decline in patient population in the first half of 2003, a trend which has since been reversed during July, 2004. In addition, we received no rental income during the year ended December 31, 2003, but received rental income of $113,208 during the year ended December 31, 2002 from certain real property owned by us. This decrease resulted from the sale of such property, which closed in May of 2002. Total operating expenses during the year ended December 31, 2003 decreased by 2.9% to $4,015,199 from $4,135,631 during the year ended December 31, 2002.

         Total operating expenses include: (i) cost of medical services, (ii) selling, general and administrative expenses, (iii) depreciation and amortization, and (iv) rental expenses, as follows:

         Cost of medical services during the year ended December 31, 2003 decreased to $2,447,091 from $2,681,831 during the year ended December 31, 2002 (a decrease of 8.8%). This decrease was primarily due to the decrease in usage of drugs and medication as well as lower payments to temporary personnel. Selling, general and administrative expenses during the year ended December 31, 2003 increased approximately 39.2% to $1,121,130 from $805,252 during the year ended December 31, 2002. This increase was a result of the following expense increases: (i) bank charges of $25,033, (ii) bad debt of $138,990, and (iii) stock expenses of $105,176. Depreciation and amortization during the year ended December 31, 2003 decreased 44.9% to $68,805 from $124,833 during the year ended December 31, 2002.

         There was no rental expense during the year ended December 31, 2003 from $34,264 during the year ended December 31, 2002 due to the sale of real property in May of 2002.

         Research and development expenses for the Wearable Kidney device in the year 2003 amounted to approximately $378,173, a 22.7% decrease of $111,248 from $489,421 as of December 31, 2002. These expenses include: legal fees; payments to physicians and engineers working on the project; expenses to conduct bench and animal tests and to construct a prototype of the Wearable Kidney. In addition, since Dr. Gura devotes 70% of his time to the R&D project, that percentage of his payroll expenses was allocated to research and development expenses. Prior to the research and development endeavor, Dr. Gura's time was devoted primarily to our operations and therefore his salary and related expenses were included in selling, general and administrative expenses.

         As a result of the foregoing, we generated a net loss of $950,789 during the year ended December 31, 2003 as compared to a net loss of $758,430 during the year ended December 31, 2002. Loss from operations during the year ended December 31, 2003 was $519,419 compared to loss from operations of $519,419 during the year ended December 31, 2002 (an increase of 43.1%). This increase in losses from operations primarily resulted from the issuance of our securities to pay expenses. Revenues from inpatient and outpatient services increased during 2004 by approximately $1,500,000. However, margins between medical revenues and medical expenses have decreased from recent years due to increased costs of medical services in patient treatments. We will need to reduce our selling, general and administrative expenses, both in amounts and as a percentage of revenues, in order to move toward profitable operations.

         As of December 31, 2003, we had net operating loss carryforwards totaling approximately $7,881,789 and $2,706,789 for federal and state income tax purposes, respectively, which are available to offset future federal taxable income, if any, through 2021. The federal net operating loss carryforwards include $3,700,000 of losses, which are limited the income tax rules governing consolidated tax returns; however, the annual effects of such limitations have not yet been determined.

         LIQUIDITY AND CAPITAL RESOURCES.

         At December 31, 2003, the ratio of current assets to current liabilities was 0.60 to 1.00, compared to 0.34 to 1.00 at December 31, 2002.

         Our cash flow needs for the year ended December 31, 2003 were primarily provided from proceeds from the sale of our common stock. We had a working capital deficit of approximately $474,286 at December 31, 2003 compared to a working capital deficit of approximately $1,223,147 at December 31, 2002. We canceled acute care contracts with four major hospitals due to their inability to pay debts totaling $140,000 for services provided. The delay in collections of these amounts owed to us, combined with a decrease in acute services provided, resulted in significant cash flow problems, which adversely affected our ability to pay the creditors in a timely manner in 2002. In December 2002, we re-commenced providing services with these hospitals on a prepaid or immediately payable basis. We have not received payment of the $140,000 due and commenced legal action to recover these amounts. We believe that the resolution of our collections problem and reinstatement of contracts with above-mentioned hospitals will mitigate our immediate cash flow problems. However, unless we establish profitable operations, we may need to obtain a working line of credit and/or an external financing to satisfy cash flow needs in the future.

         In addition to efforts to solve collection problems, we have taken several other measures designed to return our operations back to profitability.

         First, operating costs have been reduced by eliminating certain staff positions; and, second, efficiencies in operations are being improved by shifting service days to certain patients in order to yield a more steady flow of service revenue and thereby minimize the cost of patient service.

         Cash and cash equivalents were $4,015 as of December 31, 2003, as compared to $15,187 as of December 31, 2002 (a decrease of 73.6%).

         As of December 31, 2003, we had borrowings in the aggregate amount of $1,254,179, of which short-term borrowings accounted for $274,699. As of December 31, 2002, we had total borrowings of $553,369, of which short-term borrowings accounted for $323,259. The increase relates primarily to the settlement of litigation through the establishment of long-term payment plans. As of May 20, 2002, we finalized the sale of improved real estate with a total cost basis of $2,194,607, and accumulated depreciation of $269,501, at a price of $2,125,000. We realized a net gain of $6,775 on the sale. Upon the close of the sale, proceeds were used to extinguish all debts associated with the property, which as of May 20, 2002 amounted to $1,610,684. Net proceeds from the sale, amounting to $367,000, were used for working capital and funding of certain research and development activities.

         Medical Group, Inc., or Medipace, a medical group in Los Angeles, California, of which Victor Gura is a director, had executed a demand promissory note in our favor in the principal amount of $121,151, dated September 17, 1997, bearing interest at the rate of 8% per annum. Medipace did not make any payments on the promissory note in 1998 and 1999. During 1999, we transferred the $75,000 obligation underlying a second promissory note in the same amount to a separate lease receivable in connection with a purchase and leaseback arrangement with Medipace. Medipace had been in default on the lease payable since October 1999. In July 2001, Medipace executed a demand promissory note in our favor in the principal amount of $85,000, bearing interest at the rate of 10%. $35,750 of the note has been repaid, leaving a remaining balance in the amount of $47,505 (including interest). In November 2001 all debts owing by Medipace to us were consolidated into a single promissory note in the principal amount of $218,919, bearing interest at the rate of 8% per annum. Under the new note, Medipace is obligated to make monthly interest payments in amount of $1,480, commencing December 31, 2001 for 24 months, with principal and accrued interest due at maturity on December 31, 2003.

         In February 2003, we extended to Medipace a short-term loan in the principal amount of $12,000 at an interest rate of 8%. As of the date of this Report, we have accrued $840 in interest on such note.

         Medipace also provides us with certain laboratory services at what we believe to be fair market prices. For the year ended December 31, 2002, we owed to Medipace $48,728 for such laboratory services. The $48,728 was offset against $12,840 as payment in full of our short-term loan to Medipace, $17,757 of the interest due to us from Medipace under the foregoing promissory note, and the remaining $18,131.16 was applied to repayment of the principal. As of December 31, 2002, the new reduced principal amount of the note was $200,788.

         As of the date of this filing we are provided laboratory services by Medipace in exchange for the balance due on the note receivable.

         We had a net loss of $950,789 and loss from operations of $743,170 during the year ended December 31, 2003.

         Based on the acquisition of new contracts to provide inpatient services and the increase in patient visits overall, we believe that we will be able to finance the costs of operations, including the payment of obligations as they come due, from existing cash, cash generated by operations and from loans currently in place. However, we experienced losses from operations during the year ended December 31, 2003. If we do not develop profitable operations, we will require financing from external sources to finance ongoing operations.

         SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies applied in the financial reporting process are described in Note 2 to the financial statements included as part of this Report. We consider those accounting policies to be appropriate, and such accounting policies have been consistently applied. The accounting policies considered most significant to our operations include the following:

         REVENUE RECOGNITION - Medical service revenue is recognized in the period the service is performed. The amount of revenue is based on our established billing rates less allowances and discounts principally for patients covered by Medicare, Medi-Cal and other contractual programs. Payments under these programs are based on either predetermined rates or the costs of services. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. These contractual allowances and discounts are charged to accounts receivable in the accompanying consolidated balance sheets.

         ACCOUNTS RECEIVABLE AND ALLOWANCES - Accounts receivable are stated at gross amounts billed, less contractual and estimated allowances. A significant portion of our accounts receivable involves third-party payors. The collection cycle on accounts receivable from continuing operations extends up to 12 months.

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

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

         Recently issued accounting pronouncements and proposed accounting changes - During 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 147("Acquisitions of Certain Financial Institutions - an amendment of FASB Statements Nos. 72 and 144 and FASB Interpretation No. 9"), No. 146 ("Accounting for Costs Associated with Exit or Disposal Activities") and No. 145,("Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS No. 13, and Technical Corrections as of April 2002"). SFAS No. 147 does not apply to us. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 145 is effective for financial statements issued after May 15, 2002. We do not believe the adoption of SFAS No. 145 and SFAS No. 146 will have a material impact on our financial statements.

         In December 2002, the FASB issued SFAS No. 148 ("Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123"), which amends SFAS No. 123. SFAS No. 148, which is effective as of December 31, 2002, provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends certain disclosure provisions of SFAS No. 123. SFAS No. 148 does not permit the use of the original Statement No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. We have implemented the required disclosure provisions of SFAS No. 148 as of December 31, 2002.

         In November 2002, the FASB issued Interpretation No. 45, ("Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"). The Interpretation elaborates on the disclosures to be made by sellers or guarantors of products and services, as well as those entities guaranteeing the financial performance of others. The Interpretation further clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. We believe that our disclosures with regards to these matters are adequate as of December 31, 2003.

         In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003 the provisions of FIN 46 must be applied for the first interim period beginning after June 15, 2003. The application of FIN 46 is not expected to have a material effect on our consolidated financial statements. We do not have any variable interest entities; therefore, this Interpretation is not expected to have an impact on our consolidated financial statements.

         In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. We do not expect the adoption of SFAS 149 will have a material impact on our financial position, cash flows or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. We do not expect that the adoption of SFAS 150 will have a material impact on our financial position, cash flows or results of operations.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by this Item 7 are included elsewhere in this Report and incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On February 20, 2004, Moss Adams LLP, or Moss Adams, resigned as our independent auditor. On July 20, 2004, we engaged Pohl McNabola Berg & Company as our principal independent public accountants.

         In connection with the audits for the year ended December 31, 2002, there were no disagreements with Moss Adams on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of Moss Adams, would have caused Moss Adams to make reference to the subject matter of such disagreements in connection with its reports on our consolidated financial statements for such years; there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

         The reports of Moss Adams on our consolidated financial statements, as of and for the year ended December 31, 2002, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. Howver, the 2002 audit report included an emphasis pertaining to matters which raised substantial doubt about our ability to continue as a going concern.

ITEM 8A.          CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (and Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

         In connection with our audit for the year ended December 31, 2003, our auditors proposed several adjusting journal entries which we recorded in our 2003 financial statements. These adjustments included bad debt expense, paid-in capital, and accounts payable. We believe that the need for these adjustments have demonstrated a weakness in our internal control system related to our closing process.

         From February, 2004, when we ended our relationship with our prior outside auditor, until July, 2004, when we engaged our current auditor, we did not have sufficient resources available to review and test the effectiveness of our internal controls. In January, 2005, with the assistance of our current outside auditor, we retained the services of an outside financial consultant who will serve as our chief financial officer and who assisted us in closing the year ended December 31, 2003.

         As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer (and Principal Financial and Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer (and Principal Financial and Accounting Officer) concluded that our disclosure controls and procedures were effective except as describe above.


                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors of the Company currently have terms which will end at the next annual meeting of the stockholders of the Company or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of its directors and executive officers.

         The following reflects certain biographical information on our current directors and executive officers:

NAME                             AGE           POSITION
----                             ---           --------
Victor Gura, M.D.                62            Chief Executive Officer, Chairman of the Board of Directors
Leonard Berezovsky, M.D.         61            Vice-Chairman of the Board of Directors
Ronald Lang, M.D.                55            Executive Vice-President, Secretary and Director
Jose Spiwak, M.D.                60            Director
Robert M. Snukal                 62            Director
Randall Jones                    50            Chief Financial Officer

         VICTOR GURA, M.D. has been a director and our President and Chief Executive Officer since May 11, 1996. Dr. Gura is a medical doctor who is board certified in internal medicine/nephrology. He has been a director of Medipace Medical Group, Inc., a medical group in Los Angeles, California, since 1980. He has been an attending physician at Cedars-Sinai Medical Center since 1984 and the medical director of Los Angeles Community Dialysis since 1985. Dr. Gura also serves as a Clinical Assistant Professor at UCLA School of Medicine. Dr. Gura graduated from the School of Medicine, Buenos Aires University in 1966, completed his residency in internal medicine and nephrology in Israel, and was a fellow at the nephrology departments at Tel Aviv University Medical School and USC Medical Center.

         LEONARDO BEREZOVSKY, M.D., has been a director since 2003. Dr. Berezovsky is the Chairman and CEO of AssistMed, Inc., which digitizes medical records and related information for the healthcare industry. In addition, Dr. Berezovsky was the Co-Founder, Chairman and CEO of AHI Healthcare Systems, Inc., a managing company for primary care physicians and comprehensive healthcare delivery networks. AHI completed a public offering and was later sold via merger to FPA Medical Management, Inc. in 1997. Dr. Berezovsky was also the co-founder, Chairman and CEO of Fiberspace, Inc., an optical networking concern that manufactured innovative fiber optic components for the telecommunications and oil and gas industries. Dr. Berezovsky completed his training in Internal Medicine and Cardiology at the Cleveland Clinic in Cleveland, OH, and practiced at Cedars Sinai Medical Center in Los Angeles, CA. Dr. Berezovsky received his bachelor's degree in 1960 and M.D. in 1968 from the Universidad de Rosario in Rosario, Argentina.

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

         JOSE SPIWAK M.D. has been a director of the Company since March 15, 1998. Dr. Spiwak is a board certified thoracic and cardiovascular surgeon, and serves as Chairman of the Cardiovascular Thoracic Section of St. Francis Medical Center and Presbyterian Intercommunity Hospital in Los Angeles, California. He served as Vice-Chairman of American Health, Inc., a managing company of primary care physicians and comprehensive healthcare delivery networks, which was sold to FPA Medical Management, Inc. in April 1997. Dr. Spiwak graduated from the Universidad Javeriana Medical School (Bogota, Columbia) in 1968 and performed his residency in Israel and the United States. Dr. Spiwak is a member of the Board of Directors of the American Cancer Society.

         ROBERT SNUKAL has been a director of the Company since February 11, 2003. Mr. Snukal is a director of the Pacific Asian Museum in Pasadena, California. From 1997 to 2002, he served as a member of the Board of Directors, Chief Executive Officer and President of Fountain View, Inc., a healthcare provider providing physical therapy, occupational therapy, speech therapy and pharmacy services as well as operating skilled nursing facilities and assisted living facilities. Mr. Snukal holds a Bachelor Degree and a Masters Degree in English Literature from the University of Manitoba. Mr. Snukal has been a Lecturer and an Assistant Professor in several universities including the University of British Columbia, the University of Sussex in England and the University of Calgary.

         RANDALL JONES was named Chief Financial Officer in January, 2005. For the past 20 years, Mr. Jones has been the chief executive officer of South Coast Corporate Development, Inc., which provides financial and accounting services to smaller public companies. Currently, Mr. Jones is chief financial officer of over 10 public companies. Mr. Jones received his B.A. in 1977 from California State University at Fullerton in accounting and finance.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Board has a Compensation Committee and an Audit Committee, each comprised of the following members of the Board of Directors: Dr. Jose Spiwak and Dr. Ronald Lang, each of whom may be deemed to be an outside/non-employee director. The Board has no standing committee on nominations or any other committees performing equivalent functions.

         Our Compensation Committee reviews and approves the annual salary and bonus for each executive officer (consistent with the terms of any applicable employment agreement), reviews, approves and recommends terms and conditions for all employee benefit plans (and changes thereto) and administers our stock option plans and such other employee benefit plans as may be adopted by us from time to time.

         Our Audit Committee reports to the Board of Directors regarding the appointment of our independent auditors, the scope and fees of the prospective annual audit and the results thereof, compliance with our accounting and financial policies and management's procedures and policies relative to the adequacy of our system of internal accounting controls. We intend to include a copy of the Audit Committee charter in our next Annual Meeting Proxy Statement. Currently, neither member of the Audit Committee is a financial expert as that term is described in Regulation section 228.401(e). We have been conducting a search for additional persons to serve on our Board, including persons with the requisite expertise in financial matters, as well as persons with expertise in medicine, biochemistry and engineering. We are in preliminary discussions with at least one candidate and we expect to conclude the entire process of identifying and appointing new board members within the next few months.

         COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934.

         Section 16(a) of the Exchange Act requires its directors and executive officers and beneficial holders of more than 10% of our Common Stock to file with the Securities and Exchange Commission or the Commission initial reports of ownership and reports of changes in ownership of our equity securities. The Change in Beneficial Ownership Reports on Form 4 and Annual Reports of Beneficial Ownership on Form 5 for our officers, directors, and greater than 10% beneficial owners were not timely filed for the years ended December 31, 2003 and December 31, 2004 We intend to use all reasonable efforts to ensure that all reports of beneficial ownership are filed on timely basis in the future.

         DIRECTORS AND OFFICERS LIABILITY INSURANCE

         We carry directors' and officers' liability insurance with an aggregate limit of liability for the policy year, inclusive of costs of defense, in the amount of $2,000,000. The current policy expires on November 15, 2005.

         LIMITATION OF DIRECTORS' LIABILITIES; INDEMNIFICATION OF OFFICERS AND DIRECTORS

         Pursuant to our Certificate of Incorporation and under Delaware law, our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Delaware law or any transaction in which a director has derived an improper personal benefit.

         Our Certificate of Incorporation and Bylaws designate the relative duties and responsibilities of our officers and establish procedures for actions by directors and stockholders and other items. Our Certificate of Incorporation and Bylaws also contain extensive indemnification provisions, which will permit us to indemnify our officers and directors to the maximum extent, provided by Delaware law.

         In addition, we have adopted a form of indemnification agreement, or the Indemnification Agreement, which provides the indemnitee with the maximum indemnification allowed under applicable law. Since the Delaware statute is non-exclusive, it is possible that certain claims beyond the scope of the statute may be indemnifiable. The Indemnification Agreements provide a scheme of indemnification, which may be broader than that specifically provided by Delaware law. It has not yet been determined, however, to what extent the indemnification expressly permitted by Delaware law may be expanded, and therefore the scope of indemnification provided by the Indemnification Agreements may be subject to future judicial interpretation.

         The Indemnification Agreement provides, in pertinent part, that we shall indemnify an indemnitee who is or was a party or becomes a party or is threatened to be made a party to any threatened, pending or completed action or proceeding whether civil, criminal, administrative or investigative by reason of the fact that the indemnitee is or was a director, officer, key employee or agent of us or any of our subsidies. We may advance all expenses, judgments, fines, penalties and amounts paid in settlement (including taxes imposed on indemnitee on account of receipt of such payouts) incurred by the indemnitee in connection with the investigation, defense, settlement or appeal of any civil or criminal action or proceeding as described above. The indemnitee shall repay such amounts advanced only if it shall be ultimately determined that he or she is not entitled to be indemnified by us. The advances paid to the indemnitee by us shall be delivered within 20 days following a written request by the indemnitee. Any award of indemnification to an indemnitee, if not covered by insurance, would come directly from our assets, thereby affecting a stockholder's investment.

         OTHER INFORMATION

         We have adopted a Code of Ethics for Directors, Executive Officers and other employees. We will provide without charge to any person, on the written or oral request of said person, a copy of our Code of Ethics. Requests should be directed to our Chief Executive Officer.

ITEM 10.          EXECUTIVE COMPENSATION

                                        ANNUAL COMPENSATION                    LONG TERM COMPENSATION AWARDS
                                 ----------------------------------  -------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                         OTHER                   SECURITIES              PAYOUTS
                                                                         ANNUAL     RESTRICTED   UNDERLYING    LTIP     ALL OTHER
                                                                      COMPENSATION     STOCK       OPTIONS/   PAYOUTS  COMPENSATION
        NAME                     YEAR       SALARY ($)   BONUS ($)        ($)       AWARDS ($)    SARs (#)      ($)        ($)
------------------------------------------------------------------------------------------------------------------------------------
Victor Gura (CEO)                2004        150,000                                     0         125,000       0          0
------------------------------------------------------------------------------------------------------------------------------------
                                 2003        150,000                                     0               0       0          0
------------------------------------------------------------------------------------------------------------------------------------
                                 2002        150,000                                     0         125,000       0          0
------------------------------------------------------------------------------------------------------------------------------------

         OPTION/SAR GRANTS TABLE

         The following table sets forth certain information concerning grants of stock options to certain of its executive officers, including the Named Executives for the year ended December 31, 2003:

------------------ ---------------------------------- --------------- ---------------- -------------------------------
                                                                                       POTENTIAL REALIZABLE
                                                                                       VALUE AT ASSUMED
                                                                                       ANNUAL RATE OF
                   INDIVIDUAL GRANTS                                                   STOCK PRICE APPRECIATION
                                                                                       FOR OPTION TERM (1)
------------------ ---------------------------------- --------------- ---------------- -------------------------------

(a)                (b)              (c)               (d)             (e)              (f)             (g)
------------------ ---------------- ----------------- --------------- ---------------- --------------- ---------------
                   NUMBER OF        % OF TOTAL
                   SECURITIES       OPTIONS/SARS
                   UNDERLYING       GRANTED TO        EXERCISE OR
                   OPTIONS/SARS     EMPLOYEES IN      BASE PRICE      EXPIRATION
NAME               GRANTED (#)      FISCAL YEAR       ($/SHARE) (1)   DATE (1)         5% ($)          10% ($)
------------------ ---------------- ----------------- --------------- ---------------- --------------- ---------------
VICTOR GURA        0                0                 N/A             N/A              0               0
------------------ ---------------- ----------------- --------------- ---------------- --------------- ---------------
RONALD LANG        0                0                 N/A             N/A              0               0
------------------ ---------------- ----------------- --------------- ---------------- --------------- ---------------

         1. This chart assumes a market price of $0.80 for the Common Stock, the closing price for its Common Stock in the over-the-counter market as of February 1, 2005, as the assumed market price for the Common Stock with respect to determining the "potential realizable value" of the shares of Common Stock underlying the options described in the chart, as reduced by any lesser exercise price for such options. Each of the options reflected in the chart was granted at exercise prices, which we believe to have been determined at the fair market value as of the date of grant. Further, the chart assumes the annual compounding of such assumed market price over the relevant periods, without giving effect to commissions or other costs or expenses relating to potential sales of such securities. Its Common Stock has a very limited trading history. These values are not intended to forecast the possible future appreciation, if any, of the price or value of our Common Stock.

      OPTION EXERCISES AND YEAR-END VALUES

      The following table sets forth information with respect to the exercised and unexercised options to purchase shares of common stock for certain of the Named Executives held by them at February 1, 2005:

                                                          NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                                                          OPTIONS AT FEBRUARY 1, 2005  AT FEBRUARY 1, 2005
------------------------- ---------------- -------------- ------------- --------------- -------------  ---------------
                          SHARES
                          ACQUIRED ON      VALUE                                      EXERCISABLE  UNEXERCISABLE
NAME                      EXERCISE         REALIZED       EXERCISABLE  UNEXERCISABLE      (1)           (2)
------------------------- ---------------- -------------- ------------ -------------- ------------ --------------
Victor Gura               0                0              3,837,500    2,000,000      $359,000     0
------------------------- ---------------- -------------- ------------ -------------- ------------ --------------
Ronald Lang               0                0              1,235,000      600,000      $160,325     0
------------------------- ---------------- -------------- ------------ -------------- ------------ --------------


-----------------
 (1) Represents an amount equal to the number of options multiplied by the difference between the average of the closing bid and asked prices for the common stock in the over-the-counter market on the date of exercise and any lesser exercise price.

(2) Represents an amount equal to the number of options multiplied by the difference between the average of the closing bid and asked prices for the common stock in the over-the-counter market on February 1, 2005 ($0.80 per share) and any lesser exercise price.

         EMPLOYMENT AGREEMENTS.

         We have no employment agreement with any our corporate officers. The Company currently pays Dr. Gura an annual base salary of $150,000, plus other benefits, and otherwise compensates Dr. Gura in accordance with the terms and conditions of the expired employment agreement. Dr. Gura is entitled to participate in stock option and bonus plans, which may be adopted by us for officers and directors of the Company and its subsidiaries.

         Dr. Ronald Lang, a director, executive officer and one of our principal stockholders, receives $2,000 per month in his capacity as Secretary of the Corporation.

         We intend to negotiate an agreement with Randall Jones to serve as our Chief Financial Officer. Currently, we are compensating Mr. Jones for this part-time position at the rate of $3,000 per month.

         STOCK OPTION PLANS.

         We have adopted 3 stock option plans for the benefit of officers, directors, employees, independent contractors and consultants of the Company and its subsidiaries. These plans include: (i) the 1998 Stock Option Plan, (ii) the 1996 Stock Option Plan, and (iii) the 1996 Employee Compensatory Stock Option Plan.

         1998 AND 1996 STOCK OPTION PLANS. As of July 7, 1998, our Board of Directors and stockholders approved our 1998 Stock Option Plan or the 1998 Stock Option Plan. Our Board of Directors amended the 1998 Stock Option Plan on December 18, 2001. As of May 12, 1996, its Board of Directors and stockholders approved its 1996 Stock Option Plan or the 1996 Stock Option Plan.

         We reserved for issuance up to 1,000,000 shares of Common Stock under the 1996 Stock Option Plan. We granted options to purchase 994,739 shares of Common Stock under the 1996 Stock Option Plan. All of the 994,739 options have been exercised and this plan is considered fully utilized. The Board of Directors approved a provision in the 1996 Stock Option Plan, which will place a 300,000 share limit on the number of options that may be granted under the 1996 Stock Option Plan to an employee in each fiscal year.

         We reserved for issuance up to 1,000,000 shares of Common Stock under the 1998 Stock Option Plan. As of the date of this Report. There are outstanding options to purchase up to 712,500 shares of Common Stock under the 1998 Stock Option Plan, 75,000 shares of which have been exercised and all of which have vested.

         In 2000, we canceled 637,500 unexercised options and reissued 637,500 options to the same persons at a reduced exercise price of $0.10 per share. Then, on December 18, 2001, we canceled the 637,500 options and again reissued the 637,500 options to the same persons at an exercise price of $0.07 per share.

         The general provisions of the 1998 Stock Option Plan and the 1996 Stock Option Plan, collectively, the Stock Option Plans are virtually identical. A description of each of the Stock Option Plans is set forth below. To the extent that any material differences between each of the Stock Option Plans exist, such differences are summarized below. The description is intended to be a summary of the material provisions of the Stock Option Plans and does not purport to be complete.

         ADMINISTRATION AND ELIGIBILITY UNDER OUR STOCK OPTION PLANS. Each of our Stock Option Plans, as adopted, provides for the issuance of options to purchase shares of our Common Stock to our officers, directors, employees, independent contractors and consultants and our subsidiaries as an incentive to remain in our employ or to provide services to our subsidiaries and us. Our Stock Option Plans authorize the issuance of incentive stock options or ISOs, non-qualified stock options or NSOs and stock appreciation rights or SARs to be granted by a committee or the Committee to be established by our Board of Directors to administer each of our Stock Option Plans.

         Subject to the terms and conditions of each of our Stock Option Plans, the Committee will have the sole authority to determine: (a) the persons or optionees to whom options to purchase shares of our Common Stock and SARs will be granted, (b) the number of options and SARs to be granted to each such optionee, (c) the price to be paid for each share of our Common Stock upon the exercise of each option, (d) the period within which each option and SAR will be exercised and any extensions thereof, and (e) the terms and conditions of each such stock option agreement and SAR agreement which may be entered into between us and any such optionee.

         All of our officers, directors and employees and those of our subsidiaries and certain consultants and other persons providing significant services to us and our subsidiaries will be eligible to receive grants of options and SARs under each of our Stock Option Plans. However, only our employees and employees of LACD are eligible to be granted ISOs.

         STOCK OPTION AGREEMENTS. All options granted under each of our Stock Option Plans will be evidenced by an option agreement or SAR agreement between us and the optionee receiving such option or SAR. Provisions of such agreements entered into under each of our Stock Option Plans need not be identical and may include any term or condition which is not inconsistent with each of our Stock Option Plans and which the Committee deems appropriate for inclusion.

         INCENTIVE STOCK OPTIONS. Except for ISOs granted to stockholders possessing more than 10% of the total combined voting power of all classes of our securities or our subsidiaries to whom such ownership is attributed on the date of grant or the Ten Percent Stockholders, the exercise price of each ISO must be at least 100% of the fair market value of our Common Stock as determined on the date of grant. ISOs granted to Ten Percent Stockholders must be at an exercise price of not less than 110% of such fair market value.

          Each ISO must be exercised, if at all, within 10 years from the date of grant, but, within five 5 years of the date of grant in the case of ISO's granted to Ten Percent Stockholders.

          The aggregate fair market value (determined as of time of the grant of the ISO) of the Common Stock with respect to which the ISOs are exercisable for the first time by the optionee during any calendar year shall not exceed $100,000. As of the date of this Report, no ISOs have been granted under the 1998 Stock Option Plan.

          NON-QUALIFIED STOCK OPTIONS. The Committee will determine the exercise price of each NSO on the date of grant. However, the exercise price for the NSOs under the 1996 Stock Option Plan will in no event be less than 85% of the fair market value of the Common Stock on the date the option is granted, or not less than 110% of the fair market value of the Common Stock on the date such option is granted in the case of an option granted to a Ten Percent Stockholder.

         The Committee will determine the exercise period for each NSO at the time such option is granted, but in no event will such exercise period exceed 10 years from the date of grant.

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

         STOCK APPRECIATION RIGHTS. Each SAR granted under each of our Stock Option Plans will entitle the holder thereof, upon the exercise of the SAR, to receive from us, in exchange therefor, an amount equal in value to the excess of the fair market value of the Common Stock on the date of exercise of one share of Common Stock over its fair market value on the date of exercise of one share of Common Stock over its fair market value on the date of grant (or in the case of an SAR granted in connection with an option, the excess of the fair market of one share of Common Stock at the time of exercise over the option exercise price per share under the option to which the SAR relates), multiplied by the number of shares of Common Stock covered by the SAR or the option, or portion thereof, that is surrendered.

         SARs will be exercisable only at the time or times established by the Committee. If an SAR is granted in connection with an option, the SAR will be exercisable only to the extent and on the same conditions that the related option could be exercised. The Committee may withdraw any SAR granted under each of our Stock Option Plans at any time and may impose any conditions upon the exercise of an SAR or adopt rules and regulations from time to time affecting the rights of holders of SARs.

         As of the date of this Report, no SARs have been granted under each of the Company Stock Option Plans.

         TERMINATION OF OPTIONS AND TRANSFERABILITY. In general, any unexpired options and SARs granted under each of our Stock Option Plans will terminate:
(a) in the event of death or disability, pursuant to the terms of the option agreement or SAR agreement, but not less than 6 months or more than 12 months after the applicable date of such event, (b) in the event of retirement, pursuant to the terms of the option agreement or SAR agreement, but no less that 30 days or more than 3 months after such retirement date, or (c) in the event of termination of such person other than for death, disability or retirement, until 30 days after the date of such termination. However, the Committee may in its sole discretion accelerate the exercisability of any or all options or SARs upon termination of employment or cessation of services.

         The options and SARs granted under each of our Stock Option Plans generally will be non-transferable, except by will or the laws of descent and distribution.

         ADJUSTMENTS RESULTING FROM CHANGES IN CAPITALIZATION. The number of shares of Common Stock reserved under each of our Stock Option Plans and the number and price of shares of Common Stock covered by each outstanding option or SAR under each of our Stock Option Plans will be proportionately adjusted by the Committee for any increase or decrease in the number of issued and outstanding shares of Common Stock resulting from any stock dividends, split-ups, consolidations, recapitalizations, reorganizations or like event.

         AMENDMENT OR DISCONTINUANCE OF STOCK OPTION PLANS. The Board of Directors has the right to amend, suspend or terminate the Stock Option Plans at any time. Unless sooner terminated by the Board of Directors, the 1996 Stock Option Plan will terminate on May 11, 2006, and the 1998 Stock Option Plan will terminate on April 8, 2008.

         1996 EMPLOYEE COMPENSATORY STOCK OPTION PLAN. As of February 7, 1996, its Board of Directors adopted the 1996 Employee Compensatory Stock Option Plan or the Employee Stock Option Plan. We have reserved for issuance thereunder an aggregate of 500,000 shares of Common Stock 64,000 remaining unissued options.

         OTHER OPTIONS AND WARRANTS. We also have warrants and options issued in addition to those issued pursuant to the 3 stock option plans referenced above, which includes options and warrants to purchase up to 13,694,220 shares of Common Stock, at exercise prices ranging from $0.042 to $3.50 per share, to certain directors, consultants and employees of the Company, of which 6,994,220 are currently exercisable.

         MATTHIAS & BERG OPTIONS

         On February 12, 2003, we granted to Matthias & Berg, LLP, our former law firm, options to purchase up to 1,284,220 shares of Common Stock at a per share price of $0.10 in consideration of legal services rendered by M&B to the Company, which options expire February 12, 2013. The options may be exercised against credit for a payable of $128,422 for legal services rendered by M&B. Jeffrey P. Berg and Michael Matthias, the partners of M&B, are also shareholders in Jenkens & Gilchrist, LLP our current legal counsel.

         RESEARCH AND DEVELOPMENT TEAM OPTION ISSUANCES

         Effective January, 2004, we granted to 2 members of our research and development team options to purchase up to an aggregate of 750,000 shares of Common Stock at a per share price of $0.10. These options vest upon the achievement of certain performance-based milestones and expire 5 years after vesting. As of the date of this Report, 450,000 of these options have vested.

         TECHNOLOGY PURCHASE AGREEMENT

         We have granted options to Drs. Gura and Lang pursuant to the Technology Purchase Agreement, exercisable into an aggregate of 6,500,000 shares of Common Stock, with an exercise price of $1.25 per share. Of these options, 3,900,000 options have vested, with an expiration date of December 18, 2006.

         COMPENSATION OF DIRECTORS

         We pay the following compensation to our outside Directors (i) Cash payment of $500 for attendance at each meeting of the Board of Directors; and
(ii) Stock options of 20,000 shares per year, earned at a rate of 5,000 shares per quarter. Exercise price shall be based on the fair market value of our Common Stock as of the last trading day of the preceding year.

         TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

         We have no compensatory plans or arrangements which relate to the resignation, retirement or any other termination of any of our executive officers or key employees or a change in control of us or a change in such executive officer's or key employee's responsibilities following a change in control.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table reflects, as of February 1, 2005, the beneficial Common Stock ownership of: (a) each director of the Company, (b) each current executive officer named in the Summary Compensation Table in this Report, (c) each person known by us to be a beneficial owner of 5% or more of its Common Stock, and (d) all executive officers and directors of the Company as a group:

                                                                       Number of               Percentage of
                                                                        Shares                    Shares
                                                                     Beneficially              Beneficially
         Name and Address of Beneficial Owner (1)                       Owned                   Owned (1)
         ----------------------------------------                    ------------              ------------
         Victor Gura (2)                                              18,340,750                  44.76%
         Leonardo Berezovsky (3)                                       3,786,216                  10.13%
         Ronald Lang (4)                                               4,573,449                   12.0%
         Jose Spiwak (5)                                               1,455,000                   3.90%
         Robert Snukal (6)                                             8,266,680                  21.76%
         Randall Jones                                                         0                      0%
         Medipace. (7)                                                   800,000                   2.17%

         All directors and officers as a group (5 persons) (8)        36,422,095                  82.38%

                  *        Less than 1%.

         (1) Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of February 1, 2005, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Unless otherwise indicated, the officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 36,890,322 shares of common stock outstanding as of February 1, 2005.

         (2) Includes 13,453,250 shares held in the name of Dr. Gura, 800,000 shares owned by Medipace Medical Group, Inc., an affiliate of Dr. Gura, warrants to purchase up to 587,500 shares of common and options to purchase up to 3,500,000 shares of common stock. Includes 2,000,000 shares pledged to an unaffiliated third party as security for obligations of Dr. Gura. Does not include options to purchase up to 2,000,000 shares of common stock, which may vest more than 60 days after February 1, 2005. Dr. Gura's address is 9033 Wilshire Boulevard, Suite 501, Beverly Hills, California 90211

         (3) Includes 1,219,556 shares held in the name of Dr. Berezovsky and 2,066,660 shares and warrants to purchase up to 500,000 shares of common stock held in the names of certain irrevocable trusts of which Dr. Berezovsky is trustee. Dr. Berezovsky's address is 9033 Wilshire Boulevard, Suite 501, Beverly Hills, California 90211

         (4) Includes 2,538449 shares held in the name of Dr. Lang, 800,000 shares owned by Medipace Medical Group, Inc., an affiliate of Dr. Lang, warrants to purchase up to 112,500 shares of common stock, and options to purchase up to 1,122,500 shares of common stock. Does not include options to purchase up to 600,000 shares of common stock, which may vest more than 60 days after February 1, 2005. Dr. Lang's address is 9033 Wilshire Boulevard, Suite 501, Beverly Hills, California 90211

         (5) Includes 1,055,000 shares and options to purchase up to 400,000 shares of common stock. Dr. Spiwak's address is 3628 East Imperial Highway, Suite 201, Lynwood, California 90262.

         (6) Includes 7,166,680 shares of common stock, warrants to purchase up to 1,000,000 shares of common stock, and options to purchase up to 100,000 shares of common stock. Does not include options to purchase up to 150,000 shares of common stock, which may vest more than 60 days after February 1, 2005. Mr. Snukal's address is 8489 West Third Street, Suite 1001, Los Angeles, California 90048.

         (7) Includes 800,000 shares of common stock. The address for Medipace is 9033 Wilshire Boulevard, Suite 501, Beverly Hills, California 90211.

         (8) Includes 27,499,595 shares, warrants to purchase up to 2,100,000 shares of common stock and options to purchase up to 5,122,500 shares of common stock. Does not include options to purchase up to 2,750,000 shares of common stock.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         PROMISSORY NOTE TO DR. GURA. In 2001 we issued to Dr. Gura a promissory note in the amount of $100,000, which is secured by some of our technology. The note matures on December 18, 2006, and may be canceled in the event that the per share price of our Common Stock equals or exceeds $5.00 per share up to the maturity date of the note.

         CONSULTING CONTRACT WITH DR. BEREZOVSKY. On August 5, 2003 we contracted with Dr. Berezovsky to provide us with certain services relating to formulating our business plan and arranging for outside financing. In consideration for these services, we granted Dr. Berezovsky options to purchase up to 619,556 shares of our common stock.

         SERVICES AGREEMENT WITH SKILLED NURSING GROUP. We provide certain dialysis services to patients at facilities operated by the Skilled Nursing Group, in which Robert Snukal, one of our directors, holds approximately 15% equity interest. We received revenues of approximately $100,000 during the year 2003 and approximately $225,000 in revenue during 2004 for these services.

         PLEDGE OF SHARES BY PRINCIPAL STOCKHOLDER. Dr Gura has pledged 2,000,000 shares of Common Stock as collateral for certain obligations to an unaffiliated third party. As long as such obligations are not in default, Dr. Gura retains the power to vote the shares.

         LOANS TO AND TRANSACTIONS WITH AFFILIATES. In November 2001 the debts owing by Medipace to us were consolidated into a single promissory note in the principal amount of $218,919.32, bearing interest at the rate of 8% per annum. Under the note, Medipace is obligated to make monthly interest payments in the amount of $1,479.73 commencing December 31, 2001 for 24 months, with principal and accrued interest due at maturity on December 31, 2003. Medipace has continued to make monthly payments of from $4,000 to $4,500 and currently owes principal of approximately $140,000 on this obligation.

         FORECLOSURE ON NOTE. In connection with a transaction that was completed on October 18, 1996, on April 15, 1997, certain promissory note payors assigned 630,206 shares of Common Stock to Isaac Flombaum, who executed a promissory note payable to us in the principal amount of approximately $865,000 As of December 31, 2002, the obligations owing to us by Mr. Flombaum were secured by 270,206 shares of Common Stock, which were held in escrow. On May 15, 2003, we foreclosed upon the note and obtained the return of the 270,206 shares of Common Stock.

         TRANSACTIONS WITH MEDIPACE. In November 2001 the debts owing by Medipace, our affiliate, to us were consolidated into a single promissory note in the principal amount of $218,919.32, bearing interest at the rate of 8% per annum. Under the note, Medipace is obligated to make monthly interest payments in the amount of $1,479.73 commencing December 31, 2001 for 24 months, with principal and accrued interest due at maturity on December 31, 2003. Medipace has continued to make monthly payments of from $4,000 to $4,500 and currently owes principal of approximately $140,000 on this obligation.

ITEM 13.          EXHIBITS

         A.  FINANCIAL STATEMENTS

         Consolidated balance sheets of National Quality Care, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended.

         B.  REPORTS ON FORM 8-K.

         On August 8, 2003, we filed a Report on Form 8-K concerning, among other things, the formation of our new business plan, including the application of patents for the Wearable Kidney.

         C.  OTHER EXHIBITS

         2.1 Agreement for Exchange of Stock dated May 11, 1996, by and among the Company, Los Angeles Community Dialysis, Inc., Victor Gura, M.D., Avraham H. Uncyk, M.D. and Ronald P. Lang, M.D. (1)
         3.1      Restated Certificate of Incorporation (2)
         3.2      Bylaws (2)
         10.1 Employment Agreement between the Company and Victor Gura, M.D., April 12, 1996 (3)
         10.2     1996 Employee Compensation Stock Option Plan (4)
         10.3     1996 Stock Option Plan (5)
         10.4     1998 Stock Option Plan (6)
         10.5 Technology Purchase Agreement, dated as of December 18, 2001, between the Company and Victor Gura, M.D. (7)
         10.6     Non-Qualified Stock Option Agreement, dated as of December 18,
                  2001, between the Company and Victor Gura, M.D. (7)
         10.7     Non-Qualified Stock Option Agreement, dated as of December 18,
                  2001, between the Company and Ronald P. Lang, M.D. (7)
         14.1     Code of Ethics.
         23.1     Consent of Pohl, McNabola, Berg & Company.
         23.2     Consent of Moss Adams LLP.
         31.1 Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
         32.1 Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

         -----------------------

         1.       Filed as part of its Current Report on Form 8-K dated May 24,
                  1996.
         2. Filed as part of the Company Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1996.
         3. Filed as part of its Annual Report on Form 10-KSB for the year ended December 31, 1996.
         4. Filed as part of its Registration Statement on Form S-8 dated April 6, 1996.
         5. Filed as part of its Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1996.
         6. Filed as part of its Registration Statement on Form S-8 dated March 5, 1999.
         7. Filed as part of its Annual Report on Form 10-KSB for the year ended December 31, 2001.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

         AUDIT FEES. The aggregate fees billed to us by the independent auditors, Pohl, McNabola, Berg & Company or PMB, for professional services rendered in connection with the audit of our financial statements included in this Annual Report on Form 10-KSB for 2003, and for review of our statements included in our Quarterly Reports on Form 10-Q during 2003, totaled approximately $37,500. The aggregate fees billed to us by the independent auditors, Moss Adams LLP., for professional services rendered in connection with the audit of our financial statements included in this Annual Report on Form 10-KSB for 2002, and for review of our statements included in our Quarterly Reports on Form 10-Q during 2002, totaled approximately $25,000.

         ALL OTHER FEES. The aggregate fees billed to us by PMB and Moss Adams for services rendered for tax consulting and audit-related services were negligible for 2003 and 2002. Moss Adams billed $6,000 in connection with giving its consent to inclusion of its report on our financial statements for the year 2002.

         ENGAGEMENT OF THE INDEPENDENT AUDITOR. The Audit Committee is responsible for approving every engagement of PMB to perform audit or non-audit services for us before PMB is engaged to provide those services. The Audit Committee's pre-approval policy provides as follows:

    o First, once a year when the base audit engagement is reviewed and approved, management will identify all other services (including fee ranges) for which management knows it will engage PMB for the next 12 months. Those services typically include quarterly reviews, specified tax matters, certifications to the lenders as required by financing documents, consultation on new accounting an disclosure standards and, in future years, reporting on management's internal controls assessment.

    o Second, if any new "unlisted" proposed engagement comes up during the year, engagement will require approval of the Audit Committee.

         AUDITOR SELECTION FOR FISCAL 2004. PMB has been selected to serve as our independent auditor for the year ended December 31, 2004.

         DOCUMENTS INCORPORATED BY REFERENCE

         We are currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and in accordance therewith files reports, proxy statements and other information with the Commission. Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington D.C. 20549; at its New York Regional Office, Suite 1300, 7 World Trade Center, New York, New York, 10048; and at its Chicago Regional Office, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661, and copies of such materials can be obtained from the Public Reference Section of the Commission at its principal office in Washington, D.C., at prescribed rates. In addition, such materials may be accessed electronically at the Commission's site on the World Wide Web, located at http://www.sec.gov. We intend to furnish its stockholders with annual reports containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NATIONAL QUALITY CARE, INC.

Date: April 6, 2005                   By:       /s/ VICTOR GURA, M.D.
                                          --------------------------------------
                                                    VICTOR GURA, M.D.
                                          PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                           CHAIRMAN OF THE BOARD OF DIRECTORS

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                            CAPACITY IN WHICH SIGNED                      DATE
             ---------                            ------------------------                      ----
  /s/  VICTOR GURA, M.D.                   President, Chief Executive Officer and           April 6, 2005
------------------------------------       Chairman of the Board of Directors
       VICTOR GURA, M.D.

  /s/  RANDALL JONES                       Chief Financial Officer                          April 6, 2005
------------------------------------
       RANDALL JONES

  /s/  RONALD LANG, M.D.                   Director                                         April 6, 2005
------------------------------------
       RONALD LANG, M.D.

  /s/  JOSE SPIWAK                         Director                                         April 6, 2005
------------------------------------
       JOSE SPIWAK, M.D.

  /s/  ROBERT SNUKAL                       Director                                         April 6, 2005
------------------------------------
       ROBERT SNUKAL

  /s/  LEONARDO BEREZOVSKY, M.D.           Director                                         April 6, 2005
------------------------------------
       LEONARDO BEREZOVSKY M.D.


                                                    43

                   NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

                   NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



                                 C O N T E N T S

--------------------------------------------------------------------------------



Independent Auditors' Report                                                F-2

Independent Auditors' Report                                                F-3

Consolidated Balance Sheet                                           F-4 to F-5

Consolidated Statement of Operations                                        F-6

Consolidated Statements of Stockholders' Equity                             F-7

Consolidated Statement of Cash Flows                                 F-8 to F-9

Notes to Consolidated Financial Statements                         F-10 to F-27

                          INDEPENDENT AUDITORS' REPORT




To the stockholders and Board of Directors of National Quality Care, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of National Quality Care, Inc. and Subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Quality Care, Inc. and Subsidiary as of December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial net losses and utilized substantial amounts of cash in its operating activities over the past several years and as of December 31, 2003, has an accumulated deficit of $4,010,372 and a net asset of deficiency of $1,137,100. These matters, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.



/s/ Pohl, McNabola, Berg and Company, LLP
San Francisco, California
December 27, 2004

                          INDEPENDENT AUDITOR'S REPORT



To the Stockholders and Board of Directors of National Quality Care, Inc. and Subsidiary

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of National Quality Care, Inc and Subsidiary for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of National Quality Care, Inc. and Subsidiary for the year ended in December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ MOSS ADAMS LLP


Los Angeles, California
March 18, 2003

                       NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEET
                                 AS OF DECEMBER 31, 2003


                                         ASSETS

                                                                   2003
                                                               ------------
Current Assets

     Cash and cash equivalents                                 $     4,015
     Accounts receivable, net of allowance for doubtful
        accounts of $115,484 in 2003                               662,806
     Supplies inventory                                             43,345
     Prepaid expenses and other assets                              11,021
                                                               ------------

          Total Current Assets                                     721,187
                                                               ------------

Property and Equipment (net of accumulated depreciation
   of $725,536 in 2003)                                            216,666

Intangible Asset - Technology Rights                               100,000
                                                               ------------


               Total Assets                                    $ 1,037,853
                                                               ============


                                       (continued)


       The accompanying notes are an integral part of these financial statements.

                          NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEET (CONTINUED)
                                    AS OF DECEMBER 31, 2003


                            LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                             2003
                                                                       ---------------

Current Liabilities
     Bank overdraft                                                    $       40,900
     Accounts payable                                                         428,684
     Accrued expenses                                                         451,190
     Notes payable and current portion of long-term debt                      274,699
                                                                       ---------------

         Total Current Liabilities                                          1,195,473

Long-term Debt, Net of Current Portion                                        979,480
                                                                       ---------------

         Total Liabilities                                                  2,174,953
                                                                       ---------------


Stockholders' Deficit
     Preferred stock, $.01 par value; 5,000,000 shares authorized;
         no shares issued and outstanding                                          --
     Common stock, $.01 par value; 50,000,000 shares authorized;
         25,270,338 issued and outstanding                                    252,703
     Additional paid-in capital                                             2,741,414
     Receivables from stockholders, net                                      (120,845)
     Accumulated deficit                                                   (4,010,372)
                                                                       ---------------

         Total Stockholders' Deficit                                       (1,137,100)
                                                                       ---------------


         Total Liabilities and Stockholders' Deficit                   $    1,037,853
                                                                       ===============


          The accompanying notes are an integral part of these financial statements.

                          NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENT OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                2003                 2002
                                                           ---------------     ---------------
Revenue
     Medical service revenue                               $    3,272,029      $    3,503,004
     Rental Income                                                     --             113,208
                                                           ---------------     ---------------

Total Revenue                                                   3,272,029           3,616,212

Operating Expenses
     Cost of medical services                                   2,447,091           2,681,831
     Selling, general and administrative                        1,121,130             805,282
     Research and development                                     378,173             489,421
     Depreciation and amortization                                 68,805             124,833
     Other                                                             --              34,264
                                                           ---------------     ---------------

         Total Operating Expenses                               4,015,199           4,135,631
                                                           ---------------     ---------------

               Loss from Operations                              (743,170)           (519,419)
                                                           ---------------     ---------------

Other Income (Expenses)
     Interest expense                                            (165,058)            (97,230)
     Interest income                                               19,236                  --
     Litigation settlement                                        (62,048)           (117,500)
     Miscellaneous                                                    251             (17,517)
                                                           ---------------     ---------------

         Total Other Income (Expenses)                           (207,619)           (232,247)
                                                           ---------------     ---------------

              Loss Before Provision for Income Taxes             (950,789)           (751,666)
                                                           ---------------     ---------------

Provision for Income Taxes                                             --               6,764
                                                           ---------------     ---------------


              Net Loss                                     $     (950,789)     $     (758,400)
                                                           ===============     ===============

Loss Per Share
              Basic                                        $        (0.05)     $        (0.08)
                                                           ===============     ===============
              Diluted                                      $        (0.05)     $        (0.08)
                                                           ===============     ===============

Number of shares used in calculation of loss per share
              Basic                                            17,158,692           9,940,000
                                                           ===============     ===============
              Diluted                                          17,158,692           9,940,000
                                                           ===============     ===============


          The accompanying notes are an integral part of these financial statements.

                                             NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                            FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002


                                            Common Stock             Additional       Receivable                          Total
                                  -------------------------------     Paid-in            from         Accumulated      Stockholders'
                                      Shares           Amount         Capital        Stockholders       Deficit           Equity
                                  --------------   --------------  --------------   --------------   --------------   --------------

Balance at December 31, 2001          9,939,878    $      99,398   $   2,182,907    $    (320,279)   $  (2,301,153)   $    (339,127)

   Change in receivables from
      stockholders                           --               --              --           36,902               --           36,902
   Net loss                                  --               --              --               --         (758,430)        (758,430)


Balance at December 31, 2002          9,939,878           99,398       2,182,907         (283,377)      (3,059,583)      (1,060,655)
                                  --------------   --------------  --------------   --------------   --------------   --------------

  Sale of common stock               10,500,260          105,003         420,010               --               --          525,013
  Issued for services                   619,556            6,196          (1,363)              --               --            4,833
  Issued for employees
     compensation                     4,210,644           42,106          63,160               --               --          105,266
  Change in receivables from
     stockholders                            --               --              --          162,532               --          162,532
  Fair value of options granted
     to consultants                          --               --          64,200               --               --           64,200
  Fair value of options vested               --               --          12,500               --               --           12,500
  Net loss                                   --               --              --               --         (950,789)        (950,789)
                                  --------------   --------------  --------------   --------------   --------------   --------------

Balance at December 31, 2003         25,270,338    $     252,703   $   2,741,414    $    (120,845)   $  (4,010,372)   $  (1,137,100)
                                  ==============   ==============  ==============   ==============   ==============   ==============


                             The accompanying notes are an integral part of these financial statements.

                             NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                          2003              2002
                                                                     -------------     -------------

Cash Flows from Operating Activities:
   Net loss                                                          $   (950,789)     $   (758,430)
     Adjustments to reconcile net loss to net cash  used in
         operating activities:
       Depreciation and amortization                                       68,805           140,818
       Provision for doubtful accounts                                     20,516          (137,111)
       Gain on sale of property                                                --            (6,775)
       Issuance of common stock for services                                4,833                --
       Issuance of common stock for employees compensation                105,266                --
       Expense recognized on options granted/vested                        76,700                --

     Changes in certain assets and liabilities
       Accounts receivable                                               (184,371)          240,038
       Supplies inventory                                                  10,181            25,271
       Prepaid expenses                                                    53,958           118,228
       Other assets                                                        10,820           120,358
       Bank overdraft                                                      40,900                --
       Accounts payable                                                   (34,734)           82,409
       Accrued expenses                                                   (24,790)           53,806
                                                                     -------------     -------------

         Net Cash Used in Operating Activities                          (802,705)          (121,388)
                                                                     -------------     -------------

Cash Flows from Investing Activities:
   Proceeds from Sale of Building                                              --         1,973,930
   Changes in receivable from stockholder, net                            162,532            36,902
   Purchase of property and equipment                                      (3,687)           (2,387)
                                                                     -------------     -------------

         Net Cash Provided by Investing Activities                        158,845         2,008,445
                                                                     -------------     -------------

Cash Flows from Financing Activities:
   Issuance of common stocks                                              525,013                --
   Borrowings on notes payable and long-term debt                         199,415                --
   Repayment of notes payable, long-term debt and capital leases          (91,740)               --
   Retirement of Debt                                                          --        (1,874,991)
                                                                     -------------     -------------

         Net Cash Provided by Financing Activities                        632,688        (1,874,991)
                                                                     -------------     -------------


                                             (continued)


             The accompanying notes are an integral part of these financial statements.

                     NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                   FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                             2003            2002
                                                         -----------     -----------

Net Increase (Decrease) in Cash and Cash Equivalents     $  (11,172)     $   12,066

Cash and Cash Equivalents - Beginning of Year                15,187           3,121
                                                         -----------     -----------

Cash and Cash Equivalents - End of Year                  $    4,015      $   15,187
                                                         ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid during the year for:
Interest expense                                         $   90,174      $   10,126
                                                         ===========     ===========
Income taxes                                             $    5,154      $        0
                                                         ===========     ===========


In 2002, the Company acquired technology rights for a long-term note of $100,000.

In 2003, the Company issued common stock for services valued at $4,833.

In 2003, the Company issued common stock as compensation to employees valued at $105,266.

In 2003, the Company recognized an expense of $76,700 for the fair value of options and warrants granted.

In 2003, the Company converted $593,131 of accounts payable to long-term debt.

     The accompanying notes are an integral part of these financial statements.

                   NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

Nature of Business
------------------

National Quality Care, Inc. (the Company) provides dialysis services for patients suffering from chronic kidney failure through one dialysis clinic located in Los Angeles, California and for patients suffering acute kidney failure through a visiting nursing program contracted to several Los Angeles County hospitals. Payments for services are provided primarily by third-party payors including Medicare, Medi-Cal, commercial insurance companies and by the contracted hospitals.


Financial Condition
-------------------

For the past several years, the Company has experienced net operating losses, and as of December 31, 2003 has accumulated losses of $4,010,372 and a working capital deficiency (defined as current assets minus current liabilities) of $474,286. In addition, total liabilities exceed total assets by $1,137,100. Such deficiencies indicate the Company may not be able to meet its current obligations as they come due without additional financing or positive cash flow from operating activities.

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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of National Quality Care, Inc. and its wholly owned subsidiary, Los Angeles Community Dialysis, Inc. All material intercompany transactions and balances have been eliminated in consolidation.


Cash and Cash Equivalents
-------------------------

For purposes of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less when acquired to be cash equivalents.

                   NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

Property and Equipment
----------------------

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


Accounts Receivable and Allowances
----------------------------------

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


Revenue Recognition
-------------------

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

The Medicare and Medi-Cal programs, which are the largest payors for services rendered by the Company, combined to account for approximately 73% and 92% of the Company's gross revenues for the years ended December 31, 2003 and 2002, respectively. The Company is a party to nonexclusive agreements with certain third-party payors and termination of such third-party agreements could have an adverse effect on the Company.

                   NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

Income Taxes
------------

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income taxes are further explained in Note 7.


Concentration of Credit Risk
----------------------------

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


Research and Development, and Advertising
-----------------------------------------

Research and development, and advertising costs are charged to expense as incurred. There were no advertising costs for the year ended December 31, 2003.


Comprehensive Income
--------------------

The Company has adopted the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING OF COMPREHENSIVE INCOME. SFAS No. 130 established standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to shareholders.

                   NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
-----------------------------------------------------------------------

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated discounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.


Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Stock Options
-------------

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

The Company did not grant options or warrants to employees in 2003. Therefore, in 2003 the Company's net loss and loss per share were the same on a proforma basis:

                                                              2003               2002
                                                         --------------     -------------
         Net loss
              As reported                                $    (950,789)     $   (758,430)
              Compensation recognized under APB 25                  --                --
              Compensation recognized under SFAS 123                --           (18,387)
                                                         ==============     =============
         Pro Forma                                       $    (950,789)     $   (776,817)
                                                         ==============     =============
         Basic and diluted earnings per share
              As reported                                $       (0.05)     $      (0.08)
              Pro Forma                                  $       (0.05)     $      (0.08)

                   NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

Fair Value of Financial Instruments
-----------------------------------

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


Earnings per Share
------------------

Earnings per share are based upon the weighted average number of shares of common stock and common stock equivalents outstanding. Diluted earnings per share is calculated using the "Treasury Stock Method", whereby the potential dilutive effect of common stock equivalents is considered. Common stock equivalents, which are exercisable into 4,831,220 and 3,367,000 shares of common stock at December 31, 2003 and 2002, respectively, have been excluded in the calculation of diluted earnings per share because their effect would be antidilutive. However, these instruments could potentially dilute earnings per share in future years.


New Accounting Pronouncements
-----------------------------

SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 145 is effective for financial statements issued after May 15, 2002. The adoption of SFAS No. 145 and SFAS No. 146 did not have a material impact on the financial statements.

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

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. The adoption of FIN 46 will not have an impact on the financial position of the Company.

                   NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

New Accounting Pronouncements (continued)
-----------------------------------------

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The provisions of this consensus will not have a significant effect on our results of operations or financial position.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. Management does not expect the adoption of SFAS 149 to have any impact on our financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. Management does not expect the adoption of SFAS 150 to have a material impact on our financial position, cash flows or results of operations.

In December 2004, the FASB issued a revision to SFAS 123, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. This statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of this standard is for periods beginning after June 15, 2005. The Company is currently evaluating the level of impact on the consolidated statement of operations as result of implementing this standard due to the Company being required to expense the fair value of stock option grants and stock purchases under employee stock purchase plan.

                   NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

New Accounting Pronouncements (continued)
-----------------------------------------

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). EITF 04-08 reflects the Task Force's tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the Company would be required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which the Notes are outstanding Management does not expect the implementation of this new standard to have a material impact on its computation of diluted earnings per share.

In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01") as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. The Company is currently evaluating the effect of this proposed statement on its financial position and results of operations.

In December 2004, the Financial Accounting Standards Board Statement issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4", which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and charges regardless of whether they meet the criterion of "so abnormal" that was originally stated in Accounting Research Bulletin No. 43, chapter 4. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows.

In December 2004, the Financial Accounting Standards Board Statement issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 151 is effective for a fiscal year beginning after June 15, 2005, and implementation is done prospectively. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows.

                   NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


3.       PROPERTY AND EQUIPMENT
         ----------------------

Property and equipment and accumulated depreciation and amortization as of December 31, 2003:

                                                            2003
                                                       --------------
         Automobile                                    $      11,166
         Medical equipment                                   680,857
         Office equipment, furniture and fixtures             91,807
         Leasehold improvements                              158,372
                                                       --------------
                                                             942,202
         Accumulated depreciation and amortization          (725,536)
                                                       --------------
                                                       $     216,666
                                                       ==============

Depreciation and amortization expense on property and equipment for the years ended December 31, 2003 was $68,805 and $140,815, respectively. Medical equipment includes $542,234 of equipment under capital lease as of December 31, 2003 with accumulated depreciation of $428,734.


4.       LEASE RECEIVABLE
         ----------------

During fiscal 2000, the Company entered into a purchase and leaseback arrangement for $75,000 of equipment with a shareholder affiliate, financing such equipment through a third party. The transaction resulted in a receivable from the shareholder affiliate replacing a portion of the note receivable from that affiliate (see Note 9) and a capital lease liability of an equal amount, at lease inception, to the third party. The receivable is recorded in stockholder's equity. The shareholder affiliate has been in default on the lease receivable during 2003 and 2002. Interest earned on the lease receivable has been fully reserved.

Minimum payments under the capital lease receivable are as follows:


         2004                                            $     124,558
                                                         --------------
         Total minimum payments                                124,558
         Amount representing interest at 36%                   (57,651)
                                                         --------------
         Present value of net minimum lease payments     $      66,907
                                                         ==============


5.       INTANGIBLE ASSET
         ----------------

Dr. Gura, the President of NQCI, had completed the conceptual design of the Wearable Kidney in September 2001, and he assigned all of his right, title and interest in the technology to the Company in exchange for a $100,000 note and options to purchase up to 5,000,000 shares of its common stock. The Company has commenced the legal process to obtain a patent in the US. Amortization of the technology rights to the Wearable Kidney will not commence until FDA approval is obtained.

                   NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


6.       NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES
         ------------------------------------------------

Notes payable, long-term debt and capital lease obligations at December 31, 2003 and 2002 consist of the following:

                                                                       2003
                                                                  --------------

        Settlement payable, due in monthly installments of
        $7,000 based on Judgment from US District Court,
        Central District of California dated May 12, 2003 to
        settle a law suit from a creditor on two outstanding
        promissory notes.                                         $     396,198

        Settlement payable, due in monthly installments of
        $4,000 based on Judgment from Superior Court, County
        of Los Angeles dated March 24, 2004 to settle a law
        suit from a creditor.                                           379,563

        Settlement payable, due in monthly installments of
        $1,000 per month to a vendor.                                   213,568

        Note payable to related party (Note 10) interest at 7
        % per annum and principal due December 18, 2006,
        collateralized by technology rights                             100,000

        Settlement payable based on Judgment from Superior
        Court of California County of Los Angeles - Central
        District dated July 19, 2004 to settle a law suit
        from a lessor.                                                   55,345

        Capitalized lease obligations, due in monthly
        installments of $3,694 including interest at 12% due
        monthly, collateralized by equipment                            109,505
                                                                  --------------
                                                                      1,254,179

        Less current portion                                           (274,699)
                                                                  --------------

        Long-term debt                                            $     979,480
                                                                  ==============

Annual payments under long-term obligations, exclusive of capital leases, for future years ending December 31, are:

                  2004                                 $      170,458
                  2005                                        176,887
                  2006                                        299,000
                  2007                                        204,000
                  2008                                        226,943
                  Thereafter                                  410,908
                                                       ---------------
                                                            1,488,196
                  Amount representing interest               (343,522)
                                                       ---------------
                                                       $    1,144,674
                                                       ===============

                   NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


6.       NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES (CONTINUED)
         ------------------------------------------------------------

Minimum lease payments under capital leases for future years ending December 31 are:


         2004                                                    $      97,805
         2005                                                           14,765
                                                                 --------------
         Total minimum payments                                        112,570
         Amount representing interest at 12%                            (3,064)
                                                                 --------------
         Present value of net minimum lease payments                   109,506
         Current portion                                              (104,241)
                                                                 --------------
         Long-term portion                                               5,265
                                                                 ==============

The Company's term loans have a financial covenant which requires net income on a quarterly basis. The Company was not in compliance with this covenant during 2003. The total outstanding balance under these term loans was $6,648 at December 31, 2003.


7.       INCOME TAXES
         ------------

Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and tax reporting purposes. At December 31, 2003 and 2002, the Company's deferred tax assets are comprised of the following items:

                                                      2003                 2002
                                                ----------------     ----------------
         DEFERRED TAX ASSETS
            Net operating loss carryforward     $     2,820,000      $     2,459,000
            Note receivable reserve                     288,000              288,000
            Allowance for doubtful accounts              85,000               54,000
            Intangible assets                            48,000               45,000
            Other                                        10,000               19,000
                                                ----------------     ----------------
                                                      3,251,000            2,865,000
            Valuation allowance                      (3,251,000)          (2,865,000)
                                                ----------------     ----------------
         NET DEFERRED TAX ASSET                 $            --      $            --
                                                ================     ================

The current income tax provision consists of the following at December 31:

                                                      2003                 2002
                                                ----------------     ----------------
         Current tax provision
            Federal                             $            --      $            --
            State                                            --                6,764
                                                ----------------     ----------------
         Change in deferred income taxes, net                --                6,764
                                                ----------------     ----------------
                                                $            --      $         6,764
                                                ================     ================

                   NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


7.       INCOME TAXES (CONTINUED)
         ------------------------

A reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31, 2003 follows:

                                                               Percent of                           Percent of
                                                                 Pre-tax                              Pre-tax
                                               2003              Income             2002               Income
                                          --------------     --------------     --------------     --------------
     Federal tax expense (benefit)        $    (323,000)           (34.0)%      $    (258,000)            (34.0)%
     State tax expense (benefit), net           (55,000)            (5.8)%            (44,000)             (5.8)%
     Change in valuation allowance on
        deferred taxes                          386,000             40.6 %            365,000              48.1 %
     Change in allowance for doubtful
        accounts                                (27,000)            (2.8)%            (47,989)             (6.3)%
     Other, net                                  19,000              2.0 %             (8,247)             (1.1)%
                                          --------------     --------------     --------------     --------------
                                          $          --              0.0 %      $       6,764               0.9 %
                                          ==============     ==============     ==============     ==============

At December 31, 2003, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $7,778,290 and $1,740,133, respectively, which for federal purposes are available to offset future taxable income, if any, through 2021. The federal net operating loss carryforwards include $3,700,000, which are limited by IRC Section 1502; however, the annual effects of such limitations have not been determined. The Company is subject to a California State franchise fee of $2,400.


8.       STOCK OPTIONS AND WARRANTS
         --------------------------

The Company has adopted the provisions of Financial Interpretation No. 44. Accordingly, in 2003 the Company applies APB Opinion No. 25 and related interpretations in accounting for its plans for employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31:

                                                 2003
                                          -------------------
                                          -------------------

           Net loss
                As reported                        $      (950,789)
                                                   ================
                Pro Forma                          $      (950,789)
                                                   ================
           Basic and diluted earnings per share
                As reported                        $         (0.05)
                Pro Forma                          $         (0.05)

Options and warrants are granted at prices that are equal to the current fair value of the Company's common stock at the date of grant. The Company records compensation expense on options granted at prices below the current fair market value. The vesting period is usually related to the length of employment or consulting contract period.

                   NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


8.       STOCK OPTIONS AND WARRANTS (CONTINUED)
         --------------------------------------

On February 11, 2003, the Company issued 1,284,220 options to certain creditors. The options have an exercise price of $0.10 per share, vest immediately upon issuance and expire ten years after becoming exercisable. As of the date of this report, no options had yet been exercised. As the agreement provided for the option to be exercised at below the Company's market price at the date of grant, the Company recorded additional legal fees relating to the estimated value of the these options of $64,200.

On February 13, 2003, the Company issued 250,000 options to a certain director. The options have an exercise price of $0.07 per share, vest over a five-year period beginning February 13, 2003, and expire five years after becoming exercisable. As of the date of this report, no options had yet been exercised. As the agreement provided for the options to be exercised at below the Company's market price at the date of grant, the Company recorded additional consulting fees relating to the estimated fair value of these vested options of $12,500.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2003: dividend yield of 0%; expected volatility of 250%; risk-free interest rate of 5.5%; and expected life of 5 to 10 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The weighted-average fair value of options and warrants granted during the year ended December 31, 2003 were $0.05.


Stock Based Compensation
------------------------

The Company has granted options and warrants to acquire common stock under two plans and various other grants made directly to certain parties for incentive compensation and as compensation for services rendered. As of December 31, 2003 and 2002, approximately 4,831,220 and 3,367,000 shares of stock have been authorized for issuance under these arrangements and all instruments authorized have been issued. The vesting requirements and the terms of the options vary widely based on the specific plan or grant. Stock options granted to date expire between 2 and 6 years after the original date of grant and vest at date of grant.

                   NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


8.       STOCK OPTIONS AND WARRANTS (CONTINUED)
         --------------------------------------

Stock Based Compensation (continued)
------------------------------------

Activity in the Company's stock option arrangements are as follows:

                                                         Outstanding
                                              ---------------------------------
                                                                   Weighted
                                                Number of           Average
                                                  Shares         Exercise Price
                                              --------------     --------------

           Balance, December 31, 2001             2,480,000      $        1.13
           Granted                                1,600,000      $        1.21
           Exercised, expired and canceled         (713,000)     $       (1.16)
                                              --------------
           Balance, December 31, 2002             3,367,000      $        1.17
           Granted                                1,534,220      $        0.10
           Exercised, expired and canceled          (70,000)     $        0.04
                                              --------------
           Balance, December 31, 2003             4,831,220      $        0.84
                                              ==============     ==============


The following summarizes information about stock options outstanding at December 31, 2003:

                                         Outstanding Options
                         ---------------------------------------------------
                                                Weighted
                                                 average         Weighted
                                                remaining        average
  Range of exercise            Number          contractual       exercise
        price               outstanding           life            price
-----------------------  -----------------  ----------------  --------------
     $.07 - $1.00               2,781,220        5.8 years    $        0.14
    $1.01 - $3.50               2,050,000        2.5 years    $        1.80
                         -----------------
                                4,831,220        4.1 years    $        0.84
                         =================  ================  ==============

The following summarizes information about stock options outstanding at December 31, 2002:

                                         Outstanding Options
                         ---------------------------------------------------
                                                Weighted
                                                 average         Weighted
                                                remaining        average
  Range of exercise            Number          contractual       exercise
        price               outstanding           life            price
-----------------------  -----------------  ----------------  --------------
     $.07 - $1.00               1,317,000        3.3 years    $        0.18
    $1.01 - $3.50               2,050,000        3.5 years    $        1.80
                         -----------------
                                3,367,000        3.4 years    $        1.17
                         ================== ================ ===============

                   NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


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

                          Risk-free                           Expected        Expected
     December 31,       interest rate      Expected life     volatility       dividends
  -----------------   -----------------   ---------------   ------------    -------------
        2003                5.4%              5 years           250%              0%
        2002                4.3%              5 years           221%              0%

9.       CAPITAL STOCK TRANSACTIONS
         --------------------------

Issuance of Common Stock
------------------------

During 2001, the Company's Board of Directors authorized the issuance of 4,210,644 shares of common stock and warrants to purchase up to 500,000 shares of common stock, at $3.50 per share, to 3 shareholders in connection with the 1996 Agreement for the Exchange of Stock between Los Angeles Community Dialysis, Inc. and National Quality Care, Inc. (formerly Sargent, Inc.). In that exchange agreement, these 3 shareholders received rights to receive up to 4,210,644 shares of restricted common stock of the Company. The issuance of these shares and warrants was contingent upon the Company's achievement of certain measures of financial performance through December 31, 2001. During 2002, the Company's Board of Directors made a determination that the Company had not met the specific financial performance criteria as stipulated in the merger agreement. However, the Board of Directors concluded that the reason for this failure was beyond the control of these individuals. Therefore, in 2003 the Company elected to issue these additional shares in consideration for the value of services provided to the Company by these three individuals.


SALE OF COMMON STOCK

In 2003, the Company sold 10,500,260 shares of its common stock at $0.05 per share. The cash proceeds were used for working capital purposes. The Chief Executive Officer and members of the Board of Directors purchased 9,500,260 shares of common stock.


COMMON STOCK AWARDED AS COMPENSATION

During 2003, common stock with an aggregate fair market value of $105,266 was awarded to key executives as compensation.

Note Receivable
---------------

The following related party notes receivable are presented in the accompanying balance sheets as offset to shareholders' equity:

                                                                         ----------------
                                                                               2003
                                                                         ----------------
  Note receivable for advances to an entity controlled by an officer/
  shareholder, interest at 8% per annum, $110,582, due on demand.        $        53,938

  Note receivable created in sale/leaseback transaction (see Note 4)
  to an entity controlled by an officer/ shareholder.                             66,907
                                                                         ----------------
                                                                         $       120,845
                                                                         ================

                   NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


10.      RELATED PARTY TRANSACTIONS
         --------------------------

Office Space
------------

The Company provides a portion of its corporate office space to an affiliated entity. The Company leases this facility for $1,700 per month and provides the space to the affiliate at no charge.

The Company leases its corporate administrative offices on a month-to-month basis from a company in which the Company's chief executive office is a majority shareholder. Total rent paid to the Company was $5,200 for the year ended December 31, 2003. The lease is a month-to-month lease.


Technology Purchase Agreement
-----------------------------

In December 2001, the Company entered into an agreement for the purchase of certain technology from its president, Victor Gura, M.D. The $100,000 purchase price was paid by a promissory note (see Notes 5 and 6). In connection with this agreement, Dr. Gura assigned his rights to two pending United States Patents Applications relating to a Wearable Peritoneal Dialysis System and a Wearable Renal Replacement Therapy Device. The Company issued to Dr. Gura options to purchase up to 5,000,000 shares of Common Stock, with an exercise price of $1.25 per share. Of the 5,000,000 options, 3,000,000 options have vested with the achievement of certain prospective milestones with respect to the development of a marketable product relating to the technology. The remaining options will vest upon the achievement of further milestones. The Company issued Dr. Gura a promissory note in the amount of $100,000, which is secured by the transferred technology. The note matures on December 18, 2006, and may be canceled in the event that the per-share price of the Company's Common Stock equals or exceeds $5.00 per share at any time through the maturity date of the note. In addition, the Company granted options to purchase up to 1,500,000 shares of Common Stock, with an exercise price of $1.25 per share, to Ronald P. Lang for his contributions to the development of the technology. Of the 1,500,000 options, 900,000 options have vested with the achievement of certain prospective milestones with respect to the development of a marketable product relating to the technology. The remaining options will vest upon the achievement of further milestones.


Common Stock Issued in Full Settlement of Debt Restructuring
------------------------------------------------------------

In 2003, the Company reached an agreement, whereby its Chief Executive Officer personally guaranteed a debt to a vendor totaling $93,750. The vendor agreed to the transfer of the amount owed. Furthermore, in 2004 Company issued 1,814,644 shares of its common stock having a value of $93,750 to its Chief Executive Officer in order to reach a full settlement with the vendor.

                   NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


11.      COMMITMENTS AND CONTINGENCIES
         -----------------------------

Operating Leases
----------------

The Company leases various operating facilities and certain medical equipment under operating leases expiring through 2007. Certain leases contain renewal options and escalation clauses based primarily on the prevailing consumer price index. In addition to specified rent, the property lease provides for the payment of certain building operating expenses over base year amounts. Minimum annual payments under non-cancelable operating leases for future years ending December 31 are:

                 2004               $        169,542
                 2005                        179,143
                 2006                        179,543
                 2007                         74,643
                                    -----------------
                                    $        602,871
                                    =================

Total rent expense, including equipment rentals, for the years ended December 31, 2003 and 2002 amounted to approximately $176,000 and $196,000 respectively.


Litigation
----------

ACCRUAL FOR LAWSUIT SETTLEMENT RECORDED AT PRESENT VALUE OF AMOUNT TO BE PAID

In 2003, the Company settled a legal action brought by a vendor. Under the settlement, the Company has agreed to provide monetary relief in the amount of approximately $474,000, to be paid in installments over a five-year period. The present value of the cost of the settlement is $379,563, which is approximately the past due amount to this vendor. At December 31, 2003, the current portion of the liability recorded is $31,113 and is included in "Accounts Payable"; the remaining amount of $348,450 is classified as a non-current liability in the accompanying Balance Sheets.


12.      EMPLOYEE BENEFIT PLAN
         ---------------------

The Company has a 401(k) and profit-sharing plan that covers substantially all employees who meet the eligibility requirements of the plan. Contributions to the profit-sharing plan are made at the discretion of management and were $1,056 and $2,241 for 2003 and 2002, respectively.

                   NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


13.      MALPRACTICE INSURANCE
         ---------------------

The Company and healthcare providers employed by the Company are insured by American Healthcare Indemnity. The Company's financial obligation is limited to its premiums for malpractice insurance coverage. American Healthcare Indemnity provides claims-based malpractice insurance coverage which covers only asserted malpractice claims within policy limits. The Company purchases tail insurance coverage when necessary and includes the cost of the premiums in the year the tail is purchased. Management does not believe there is material uninsured malpractice exposure at December 31, 2003.


14.      SEGMENT INFORMATION
         -------------------

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

The Company's reportable operating segments include medical services, property leasing and therapy device. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

                                     Medical             Property              Therapy
     December 31, 2003               Services            Leasing               Device               Total
---------------------------     ----------------     ----------------     ----------------     ----------------
Total income                    $     3,272,029      $            --      $            --      $     3,272,029
Operating loss                         (373,014)                  --             (378,174)            (743,170)
Property and equipment, net             216,666                   --                   --              216,666
Interest income (expense)              (145,822)                  --                   --             (145,822)

     December 31, 2002
     -----------------
Total income                          3,504,152              113,208                   --            3,617,360
Operating Income (loss)                (100,938)              70,970             (489,421)            (519,389)
Property and equipment, net             281,782                   --                   --              281,782
Interest income (expense)               (51,078)             (46,152)                  --               97,230

                   NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


15.      SUBSEQUENT EVENTS
         -----------------

Settlement of Litigation
------------------------

In February 2004, the Company reached a settlement with a supplier for all amounts owed. As a result, the Company agreed to pay a total of $474,000 under the following terms: $20,000 payment due on April 1, 2004; monthly payment of $4,000 for the next 15 months; monthly payment of $5,000 for the next 8 months; monthly payment of $9,000 for the next 24 months; and monthly payment of $11,500 for the next 12 months or until the remaining balance is satisfied. Additionally, if the Company makes the payments pursuant to the payment schedule, no additional interest will be due. If the Company defaults, then interest will accrue at 10% per annum.

The present value of the cost of the settlement is $379,563, which is approximately the past due amount to this vendor. At December 31, 2003, the current portion of the liability recorded is $31,113 and is included in "Accounts Payable"; the remaining amount of $348,450 is classified as a non-current liability in the accompanying Balance Sheets.


Issuance of Options and Warrants
--------------------------------

In August 2004, the Company issued options for the purchase of up to 500,000 shares of common stock to consultants performing services to the Company at an exercise price of $0.05 per share. Options exercisable into 100,000 shares are currently exercisable.

In November 2004 Company issued to two members of its Board of Directors and to the CEO warrants to purchase 1,750,000 shares of its common stock at an exercise price of $0.20. The warrants expire on November 9, 2011.

In November the Company issued warrants for the purchase of up to 500,000 shares of common stock to consultants performing services to the Company at an exercise price of $0.20 per share. All such warrants are currently exercisable. The warrants expire on November 9, 2011.

In November 2004, the Company issued options for the purchase of up to 250,000 shares of common stock to consultants performing services to the Company at an exercise price of $0.20 per share. Options exercisable into 50,000 shares are currently exercisable.

In November 2004, the Company issued options for the purchase of up to 750,000 shares of common stock to consultants who provided services to the Company at an exercise price of $0.07 per share. The option term is five years.


Issuance of Common Stock
------------------------

During the year ended December 31, 2004, the Company issued a total of 10,919,984 shares of its common stock to officers, directors, and affiliates of the Company and 700,000 shares to consultants performing services to the Company.