Form 10QSB/A
period 2003-09-30
NATIONAL QUALITY CARE INC
filed 2005-05-25
CIK 872544

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

                    For the Quarter Ended September 30, 2003

                         Commission file number: 0-19031


                           NATIONAL QUALITY CARE, INC.
                           (Exact name of registrant)


                 DELAWARE                              84-1215959
         (State of Incorporation)                (IRS Employer ID No.)

           9033 WILSHIRE BOULEVARD, SUITE 501, BEVERLY HILLS, CA 90211
                     (Address of Principal Executive Offices
                                   (Zip Code)

                                 (310) 550-6242
                               (Telephone Number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                YES [ ]   NO [X]

The number of shares of common stock outstanding as of May 2, 2005 was
36,890,322

Explanatory note - this is not an amended filing. On November 21, 2003, the June 30, 2003 10-QSB was filed but was erroneously date tagged as September 30, 2003 when posted to the SEC's website.

                                            NATIONAL QUALITY CARE, INC.

                                                 TABLE OF CONTENTS


                                                                                                             Page
                                                                                                             ----
Part I - Financial Information.................................................................................1

         Item 1.  Financial Statements.........................................................................1

                  Consolidated Balance Sheets As Of September 30, 2003 And December 31, 2002...................1

                  Consolidated Income Statements (Unaudited) For The Nine Months Ended
                  September 30, 2002 And 2003..................................................................2

                  Consolidated Statements Of Cash Flows (Unaudited) For The Nine Months Ended
                  September 30, 2003 And 2002..................................................................3

                  Notes To Consolidated Financial Statements September 30, 2003................................5

         Item 2.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations.......11

         Item 3.  Controls and Procedures.....................................................................11

Part II - Other Information...................................................................................15

         Item 1.  Legal Proceedings...........................................................................15

         Item 2.  Changes In Securities And Use Of Proceeds...................................................16

         Item 3.  Defaults Under Senior Securities............................................................16

         Item 4.  Submissions Of Matters To A Vote Of Security Holders........................................17

         Item 5.  Other Information...........................................................................17

         Item 6.  Exhibits And Reports On Form 8-K............................................................17

Signatures....................................................................................................18


                                   PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                          AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                                              ASSETS

                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                        2003            2002
                                                                    ------------    ------------
CURRENT ASSETS
   Cash and cash equivalents                                        $      7,906    $     15,187
   Accounts receivable - net of allowance for doubtful
   accounts of $115,485 in 2003 and $135,556 in 2002                     606,137         498,951
   Supplies inventory                                                     55,433          53,526
   Other                                                                  62,611          75,799
          Total current assets                                           732,087         643,463

PROPERTY AND EQUIPMENT, NET                                              231,397         281,782
Intangible assets - Technology Rights                                    100,000         100,000
          Total Assets                                                 1,063,484       1,025,245


                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Cash Overdraft                                                   $     70,586               -
   Accounts payable                                                    1,083,262    $  1,056,551
   Accrued expenses                                                      569,954         475,980
   Notes payable and current portion of long-term debt                   339,021         323,259
                                                                    ------------    ------------
          Total current liabilities                                    2,062,823       1,855,790

LONG-TERM DEBT, NET OF CURRENT PORTION                                   327,992         230,110
          Total liabilities                                         $  2,390,815    $  2,085,900
                                                                    ------------    ------------

STOCK HOLDERS' EQUITY
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, no shares issued and outstanding
   Common stock, $.01 par value, 50,000,000 shares authorized;
     25,270,338 shares issued and outstanding                            341,752          99,398
   Additional paid-in capital                                          2,280,352       2,182,907
   Receivables from stockholders, net                                   (113,436)       (283,377)
   Accumulated deficit                                                (3,835,999)     (3,059,583)
                                                                    ------------    ------------
     Total stockholders' equity                                       (1,327,331)     (1,060,655)
                                                                    ------------    ------------
     Total liabilities and stockholders' equity                     $  1,063,484    $  1,025,245
                                                                    ============    ============

See accompanying notes to these financial statements


                                                1

                                NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                                 CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                   2003            2002            2003            2002
                                                   ----            ----            ----            ----
REVENUE
     Medical services and tuition                  $783,735         849,536      $2,406,772      $2,647,678
     School Income                                                                    4,520
                                               ------------    ------------    ------------    ------------
         Total revenue                              783,735         849,536       2,411,292       2,647,678

OPERATING EXPENSES
     Cost of medical services                       640,572         702,905       1,745,914       2,022,504
     Selling, general and administrative            474,742         224,762         929,095         635,270
     Depreciation and amortization                   17,553          32,569          51,886         102,282
                                               ------------    ------------    ------------    ------------
     Subtotal operating expenses                  1,132,867         960,236       2,726,895       2,760,056
                                               ------------    ------------    ------------    ------------
     Research and Development                       108,968         138,731         210,613         248,842
                                               ------------    ------------    ------------    ------------
       Total Operating Expenses                   1,241,835       1,098,967       2,937,508       3,008,898
                                               ------------    ------------    ------------    ------------
       (Loss) Income from operations               (458,100)       (249,431)       (526,216)       (361,220)

OTHER INCOME (EXPENSE)
     Interest expense                               (70,669)        (11,426)        (82,030)        (87,104)
     Other income (expense), net                   (230,114)         (5,699)       (168,168)         67,476
                                               ------------    ------------    ------------    ------------
         Total other expense                       (300,783)        (17,125)       (250,198)        (19,628)
                                               ------------    ------------    ------------    ------------
     (Loss) Income before income taxes             (758,883)       (266,556)       (776,414)       (380,848)
                                               ------------    ------------    ------------    ------------


PROVISION FOR INCOME TAXES                                                                            6,764

NET INCOME (LOSS)                                 $(758,883)      $(266,556)      $(776,414)      $(387,612)
                                               ------------    ------------    ------------    ------------

BASIC AND DILUTED LOSS PER SHARE                     $(0.05)         $(0.02)         $(0.05)         $(0.03)
                                               ------------    ------------    ------------    ------------

WEIGHTED AVERAGE SHARES OUTSTANDING
         BASIC                                   17,455,940      14,150,522      15,156,731      12,299,689
                                               ============    ============    ============    ============
         DILUTED                                 17,455,940      14,150,522      15,156,731      12,299,689
                                               ============    ============    ============    ============

See accompanying notes to these financial statements


                                                     2

                          NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                                                        2003           2002
                                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                       $  (776,414)   $  (387,612)
   Adjustments to reconcile net income to net cash provided in operating activities:
     Depreciation and amortization                                       51,886        118,267
     Gain on sale of property                                                           (6,775)
        Provision for Doubtful Accounts                                  20,516              -
        Issuance of common stock for services                             4,833              -
        Issuance of common stock for employees compensation             105,266              -
        Expense recognized on options granted/vested                     76,700              -
   Changes in assets and liabilities:
       Accounts receivable                                             (127,703)       186,797
       Supplies inventory                                                (1,907)          (151)
       Other assets                                                      13,188        118,657
       Accounts payable and cash overdraft                               97,297         65,928
       Accrued Expenses                                                  93,974        (55,085)
                                                                    -----------    -----------
         Net cash provided (used) by operating activities              (442,364)        40,026

CASH FLOWS FROM INVESTING ACTIVITIES
  Changes in receivable from stockholder, net                           169,940         36,610
  Purchase of Equipment                                                  (1,501)          (100)
  Proceeds from Sale of Property                                              -      1,973,930
                                                                    -----------    -----------
        Net cash provided (used) by investing activities)               168,439      2,010,440

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of short and long-term borrowings                           113,644     (2,033,369)
  Issuance of Common Stock                                              153,000              -
                                                                    -----------    -----------
  Net cash used by financing activities                                 266,644     (2,033,369)

NET INCREASE (DECREASE) IN CASH                                          (7,281)        17,097
CASH, beginning of period                                                15,187          3,121
CASH, end of period                                                 $     7,906    $    20,218


                                               3

                                                           2003           2002
                                                           ----           ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for
     Interest                                             82,008         87,104
     Income taxes                                              -          6,764
  Non-cash investing and financing activities:
     Conversion of accounts payable and accrued
       liabilities to notes payable
     Interest receivable from stock holder accrued but not received


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

See accompanying notes to these financial statements

                           NATIONAL QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

     National Quality Care, Inc., or the Company provides dialysis services for patients suffering from chronic kidney failure through one dialysis clinic located in Los Angeles, California and for patients suffering acute kidney failure through a visiting nursing program contracted to several Los Angeles County hospitals. Payments for services are provided primarily by third-party payors including Medicare, Medi-Cal, commercial insurance companies and by the contracted hospitals.

     BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements represent the financial activity of National Quality Care, Inc. and its subsidiary. The consolidated financial statements for the three months and nine months ended September 30, 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information in the US and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended September 30, 2003 included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All inter-company transactions were eliminated. Our fiscal year ends on December 31 each year. The financial statements and notes are representations of the management and the Board of Directors who are responsible for their integrity and objectivity.

     The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of National Quality Care, Inc. and its wholly owned subsidiary, Los Angeles Community Dialysis, Inc. All material inter-company transactions have been eliminated in consolidation.

     STOCK OPTIONS

     As permitted by Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation" we continue to apply Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for our option plans. Under SFAS 123, a fair value method is used to determine compensation cost for stock options or similar equity instruments. Compensation is measured at the grant date and is recognized over the service or vesting period. Under APB 25, compensation cost is the excess, if any, of the quoted market price of the stock at the measurement date over the amount that must be paid to acquire the stock. SFAS 123 allows us to continue to account for stock-based compensation under APB 25, with disclosure of the effects of the fair value method.

     We did not grant options or warrants to employees in 2003. Therefore, in 2003 our net loss and loss per share were the same on a proforma basis:

     For the nine months ending September 30,

                                                        2003           2002
                                                    -----------    -----------
     Net loss
          As reported                               $  (776,414)   $  (387,612)
          Compensation recognized under APB 25               --             --
          Compensation recognized under SFAS 123             --        (18,387)
                                                    ===========    ===========
     Pro Forma                                      $  (776,414)   $  (405,999)
                                                    ===========    ===========
     Basic and diluted earnings per share
          As reported                               $     (0.05)   $     (0.03)
          Pro Forma                                 $     (0.05)   $     (0.03)


2.   INTANGIBLE ASSET

     Dr. Gura, our President, had completed the conceptual design of a wearable artificial kidney, or Wearable Kidney, in September 2001, and he assigned all of his right, title and interest in the technology to us in exchange for a $100,000 note and options to purchase up to 5,000,000 shares of our common stock. We commenced the legal process to obtain a patent in the US and in April 2005, received a Notice of Allowance from the US Patent and Trademark office for the design of the Wearable Kidney. Amortization of the technology rights to the Wearable Kidney will not commence until FDA approval is obtained.

3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     During 2002, the Financial Accounting Standards Board (FASB) issued No. 146 ("Accounting for Costs Associated with Exit or Disposal Activities") and No. 145, ("Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS No. 13, and Technical Corrections as of April 2002"). SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 145 is effective for financial statements issued after May 15, 2002. We do not believe the adoption of SFAS No. 145 and SFAS No. 146 will have a material impact on our financial statements.

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

     In November 2002, the FASB issued Interpretation No. 45, ("Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"). The Interpretation elaborates on the disclosures to be made by sellers or guarantors of products and services, as well as those entities guaranteeing the financial performance of others. The Interpretation further clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. We do not have any guarantees; therefore, this Interpretation is not expected to have an impact on our consolidated financial statements.

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

     In December 2004, the FASB issued a revision to SFAS 123, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of such equity instruments. This statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that we currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of this standard is for periods beginning after June 15, 2005. We are currently evaluating the level of impact on the consolidated statement of operations as result of implementing this standard due to us being required to expense the fair value of stock option grants and stock purchases under employee stock purchase plan.

     In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). EITF 04-08 reflects the Task Force's tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and we would be required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which the Notes are outstanding Management does not expect the implementation of this new standard to have a material impact on our computation of diluted earnings per share.

     In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01") as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. We are currently evaluating the effect of this proposed statement on our financial position and results of operations.

     In December 2004, the Financial Accounting Standards Board Statement issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4", which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and charges regardless of whether they meet the criterion of "so abnormal" that was originally stated in Accounting Research Bulletin No. 43, chapter 4. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect the implementation of this new standard to have a material impact on our financial position, results of operations and cash flows.

     In December 2004, the Financial Accounting Standards Board Statement issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 151 is effective for a fiscal year beginning after June 15, 2005, and implementation is done prospectively. Management does not expect the implementation of this new standard to have a material impact on our financial position, results of operations and cash flows.

4.   GOING CONCERN

     We recorded a net loss of $758,883 in the quarter ending September 30, 2003, and as of September 30, 2003 our current liabilities exceeded our current assets by $1,338,136. To date, we have relied primarily of operating cash flow and debt to sustain our operations. Our management has taken certain actions and is pursuing additional measures to support our current operating plan, including taking appropriate measures to continue raising equity and other financing from various sources and actively marketing to increase our patient base. Management believes that our ability to sustain operations and pursue research and development activities depends on our ability to raise sufficient capital.

5.   SEGMENT INFORMATION

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The operating segments are managed separately because each operating segment represents a strategic business unit whose function and purpose differ from the other segments. Our reportable operating segments include medical services, property leasing and therapy device. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

                                      Medical       Property        Therapy
                                     Services        Leasing         Device         Total
     September 30, 2003
Total income                       $ 2,406,772    $        --    $        --    $ 2,406,772
Operating loss                        (310,449)            --       (210,613)      (521,062)
Property and equipment, net            231,397             --             --        231,397
Interest income (expense)              (82,008)            --             --        (82,008)

     September 30, 2002
Total income                         2,534,470        113,208             --      2,647,678
Operating Income (loss)               (183,348)        70,970       (248,842)      (361,220)
Property and equipment, net            281,782             --             --        281,782
Interest income (expense)              (49,935)       (46,152)            --        (87,087)


6.   RELATED PARTY TRANSACTIONS

     OFFICE SPACE

     We provide a portion of our corporate office space to an affiliated entity. we lease this facility for $1,700 per month and provides the space to the affiliate at no charge.

     We lease our corporate administrative offices on a month-to-month basis from a company in which our chief executive office is a majority shareholder. Total rent paid to us was $5,200 for the year ended December 31, 2003. The lease is a month-to-month lease.

     COMMON STOCK ISSUED TO CHIEF EXECUTIVE OFFICER

     In 2003, we reached an agreement, whereby our Chief Executive Officer personally guaranteed a debt to a vendor totaling $93,750. The vendor agreed to the transfer of the amount owed. Furthermore, in 2004 We issued 1,814,644 shares of our common stock having a value of $93,750 to our Chief Executive Officer in order to reach a full settlement with the vendor.

7.   EQUITY

     During the three months ended September 30, 2003, we issued 2,250,000 shares to Victor Gura, our Chief Executive Officer and a director, at a price of $0.05 per share.

     In August, 2003, we issued 619,556 shares of our common stock to Leonard Berezovsky, one of our directors, or trusts of which Dr. Berezovsky is trustee, in consideration of certain services performed for us. During the three months ended September 30, 2003, we issued 1,000,000 shares to Dr. Berezovsky, or trusts of which Dr. Berezovsky is trustee, at a price of $0.05 per share.

     During the three months ended September 30, 2003, we issued 1,000,000 shares to Robert Snukal, one of our directors, at a price of $0.05 per share.

     During the three months ended September 30, 2003, we issued 750,000 shares to Ronald Lang, one of our directors, at a price of $0.05 per share.

8.   SUBSEQUENT EVENTS

     In August 2004, we issued options for the purchase of up to 500,000 shares of common stock to consultants performing services for us at an exercise price of $0.05 per share. Options exercisable into 100,000 shares are currently exercisable.

     In November 2004, we issued to two members of our Board of Directors and to our CEO warrants to purchase 1,750,000 shares of our common stock at an exercise price of $0.20. The warrants expire in November, 2011.

     In November 2004, we issued warrants for the purchase of up to 500,000 shares of common stock to consultants performing services to us at an exercise price of $0.20 per share. All such warrants are currently exercisable. The warrants expire in November, 2011.

     In November 2004, we issued options for the purchase of up to 250,000 shares of common stock to consultants performing services to us at an exercise price of $0.20 per share. Options exercisable into 50,000 shares are currently exercisable.

     In November 2004, we issued options for the purchase of up to 750,000 shares of common stock to a consultant who provided services to us at an exercise price of $0.07 per share. The option term is five years.

     During the year ended December 31, 2004, we issued a total of 10,919,984 shares of our common stock to officers, directors, and affiliates.

     In April 2005, we began conducting a private placement of 134 units of our securities. Each Unit consists of: (i) 50,000 shares of our Common Stock, or the Shares, at a purchase price of $0.75 per Share and (ii) 25,000 Class A Common Stock Purchase Warrants, or the Warrants. Each Warrant entitles the holder to purchase one Share at an exercise price of $1.25 per Share from the date of purchase through March 31, 2007. The number of Shares and Warrants which make up each Unit will increase if, on August 31, 2005, the closing price, or the Adjusted Closing Price of our Common Stock on the market on which our Common Stock normally trades is less than $0.75 per share. Upon occurrence of such event, we will issue an additional number of Shares per Unit so that, when added to the original 50,000 Shares, the new total, when multiplied by the Adjusted Closing Price, will equal $37,500 per Unit, PROVIDED, HOWEVER, that the Adjusted Closing Price will in no event be lower than $0.50 per Share. At the same time, an additional number of Warrants equal to fifty percent of the additional number of Shares will be issued. No value will be assigned to the Warrants. Under certain circumstances, we will file a registration statement with the Commission in respect of the Shares and the shares underlying the Warrants, or Warrant Shares. As of May 3, 2005, we have sold 7 Units for total gross proceeds of $262,500.

     In February 2004, we settled a legal action brought by a vendor. Under the settlement, we agreed to provide monetary relief in the amount of approximately $474,000, to be paid in installments over a five-year period. The present value of the cost of the settlement is $379,563, which is approximately the past due amount to this vendor. At September 30, 2003, the current portion of the liability recorded is $31,113 and is included in "Accounts Payable"; the remaining amount of $348,450 is classified as a non-current liability in the accompanying Balance Sheets.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q, OR THE REPORT, ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF NATIONAL QUALITY CARE, INC., A DELAWARE CORPORATION (REFERRED TO IN THIS REPORT AS "WE," "US," "OUR" OR "REGISTRANT") AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE COMMISSION, REPORTS TO OUR STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS DISCUSSED UNDER THE SECTION ENTITLED "RISK FACTORS," IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003. WE FILED OUR FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2003 ON APRIL 7, 2005. WE ARE FILING THIS 10-QSB FOR THE PERIOD ENDING SEPTEMBER 30, 2003 TO COMPLY WITH REPORTING REQUIREMENTS UNDER THE 1934 SECURITIES ACT.

     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

     BACKGROUND

     As of May 2, 2005, we offer dialysis services for chronic and acute care through one dialysis center with an aggregate of 20 stations in Los ANGELES, California. In addition, we currently provide inpatient dialysis services by contract to several hospitals in the State of California. Payment for services is primarily provided by third party payors, including Medicare, Medi-Cal (a California State health agency) and commercial insurance companies. Although we have been operating this business for a number of years, we have been unable to grow for a number of reasons:

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

     Our dialysis business in its present volume does not generate enough positive cash flow. Our net income from operations is not likely ever to generate enough cash flow to contribute significant amounts to research and development of new technologies. This research has led us to advanced development of our Wearable Kidney. The majority of funds used for research during this period has come from sales of our Common Stock to our affiliates and cash flow from our dialysis services business.

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

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002.

     Medical service revenue for the nine months ended September 30, 2003 decreased approximately 8.9% to $2,411,292 from $2,647,678 for the nine months ended September 30, 2002. For the three months ended September 30, 2003 and 2002 medical service revenue decreased approximately 7.8% from $849,536 to $783,735 respectively. This decrease primarily resulted from temporary decrease in patient volume due to hospitalizations in hemodialysis services . At the same time patient volume in acute services slightly increased.

     Operating expenses for the three months ended September 30, 2003 increased by 17.7% to $1,129,867 from $960,236 for the three months ended September 30, 2002. For the nine months ended September 30, 2003 operating expenses decreased by 1.4% to $2,721,741 from $2,760,054 for the same period of 2002. Total operating expenses include (i) cost of medical services, (ii) selling, general and administrative expenses, and (iii) research and development expenses, as follows:

     Cost of medical services for the three months ended September 30, 2003 decreased 8.9 % to $640,572 from $702,905 for the three months ended September 30, 2002. For the nine months ended September 30, 2003 cost of medical services decreased approximately 13.7% to $1,745,914 from $2,022,502 for the same period of 2002. Cost of medical services primarily consists of two (2) categories: (i) Medical services and supplies, and (ii) Outside services.

     Selling, general and administrative expenses during the three months ended September 30, 2003 increased 109.9% to $471,742 from $224,762 during the three months ended September 30, 2002. For the nine months ended September 30, 2003 selling, general and administrative expenses increased 45.4% to $923,941 from $635,270 for the same period of time in 2002. This increase was a result of the following expense increases: (1) legal fees, (2)stock expenses ; (3) bank charges; (4) consulting fees; (5) bad debt expenses which was partially offset with decrease in: (1) accounting charges; (2) officers salary and other various accounts for the three months ended September 30, 2003. Increase in selling, general and administrative expenses during the nine months of 2003 was a result of the following increases: (1) investor relations expenses; (2) stock expenses;
(3) insurance expenses; (4) professional fees expenses; (5) bank service charge expenses; (6) rent expenses; (7) payroll expenses; (8)bad debt expenses which was partially offset with decrease in: (1)computer expenses; (2) officers salary expenses; (3) travel and entertainment and other various accounts.

     Depreciation and amortization expense during the three months ended September 30, 2003 decreased approximately 46.1% to $17,553 from $32,569 during the three months ended September 30, 2002. For the nine months of 2003 depreciation and amortization expense decreased 49.3% to $51,886 from $102,282 for the nine months of 2002. This decrease in expenses is a result of certain assets having been fully depreciated.

     Research and development expenses for the wearable artificial kidney device in the third quarter of 2003 amounted to approximately $108,968. For the nine months ended September 30, 2003 research and development expenses amounted to $210,613. These expenses include: legal fees; payments to 3 part-time physicians working on project; expenses to conduct internal lab tests; and animal test and to construct a model of a wearable artificial kidney. Also, since Dr. Gura devotes 70% of his time to the project, that percentage of his payroll expenses was allocated to research and development expenses. Prior to the research and development endeavor, Dr. Gura's time was devoted primarily to our operations and therefore his salary and related expenses were included in selling, general and administrative expenses. Expenses incurred in the third quarter of 2002 were $138,731 and for the nine months ended September 30, 2003 were $248,842.

     Other expense increased from an amount of $17,125 to an amount of $300,783 for the three months ended September 30, 2002 and September 30, 2003, respectively. The primary reason for this was due to Baxter Capital summary judgment charges and fees, financial charges due to capital lease obligations, and Gambro unpaid balances.

     As a result of the foregoing, we generated a net loss of $758,883 during the three months ended September 30, 2003 as compared to a net loss of $266,556 during the three months ended September 30, 2002. For the nine months of 2003 we generated a loss of $771,744 as compared to a loss of $387,612 for the same period of 2002. We experienced aloss from operations during the three months ended September 30, 2003 of $455,100 compared to a loss from operations of $249,431 during the three months ended September 30, 2002. For the nine month period ended September 30, 2003 we experienced a loss from operations of $521,062 compared to loss of $361,220 for the same period of 2002. This increase in losses from operations primarily resulted from decreased revenues from inpatient services and from increased research expenses. However, margins between medical revenues and medical expenses have decreased from recent years due to increased costs of medical services in patient treatments. We will need to reduce our selling, general and administrative expenses, both in amounts and as a percentage of revenues, in order to move toward profitable operations.

     LIQUIDITY AND CAPITAL RESOURCES.

     At September 30, 2003, the ratio of current assets to current liabilities was .35 to 1.00 compared to .34 to 1.00 at December 31, 2002.

     Our cash flow needs for the three months ended September 30, 2003 were primarily provided from operations and from proceeds from the sale of our common stock. We had a working capital deficit of approximately $1,338,136 at September 30, 2003. The working capital deficit at December 31, 2002 was approximately $1,223,147. We canceled acute care contracts with four major hospitals due to their inability to pay debts totaling $140,000 for services provided. The delay in collections of these amounts owed to us, combined with a decrease in acute services provided, resulted in significant cash flow problems, which adversely affected our ability to pay the creditors in a timely manner in 2002. In December 2002, we re-commenced providing services with these hospitals on a prepaid or immediately payable basis. We have not received payment of the $140,000 due and commenced legal action to recover these amounts. We believe that the resolution of our collections problem and reinstatement of contracts with above-mentioned hospitals will mitigate our immediate cash flow problems. However, unless we establish profitable operations, we may need to obtain a working line of credit and/or an external financing to satisfy cash flow needs in the future.

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

     As of September 30, 2003, we had long-term borrowings in the aggregate amount of $667,013, the current portion of which was $339,021. As of December 31, 2002, we had aggregate long-term borrowings of $553,369, the current portion of which was $323,259. Long term borrowings as of September 30, 2003 increased by $113,644 as compared with December 31, 2002. The increase in long-term borrowing is a direct result of finance charges and fees on various long-term debt. At the time of filing we are current and meeting our debt obligations.

     On May 14, 2001 we obtained a $150,000 working line of credit due in full by the end of 2001, and a $200,000 construction term loan due on May 14, 2006 with monthly principal payments. Subsequently, we were unable to make payments and were in default. Under an agreement with the creditor, the creditor will not seek to enforce collection of any judgment obtained against us as long as we make monthly payments in amount of $7,000 in a timely fashion. We have been able to fulfill our monthly payment obligations.

     In November 2001 the debts owing by Medical Group, Inc. or Medipace, a medical group in Los Angeles, California, of which Victor Gura is a director, to us were consolidated into a single promissory note in the principal amount of $218,919, bearing interest at the rate of 8% per annum. Under the note, Medipace is obligated to make monthly interest payments in the amount of $1,479.73 commencing December 31, 2001 for 24 months, with principal and accrued interest due at maturity on December 31, 2003. Medipace has continued to make monthly payments of from $4,000 to $4,500 and as of September 30, 2003 owes principal of approximately $129,000 on this obligation.

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

     Based on the acquisition of new contracts to provide inpatient services and the increase outpatients visits overall, we believe that we will be able to finance the costs of our operations, including the payment of obligations as they come due, from existing cash, cash generated by operations. However, we do not currently generate sufficient cash flow to finance any such expansion plans. We do not have any commitment for such financing and there can be no assurances that we will be able to develop profitable operations or obtain any such financing on terms favorable to us or at all. In the event we cannot obtain such additional financing, we may be required to modify, suspend or discontinue our business plan.

     SUBSEQUENT EVENTS

     Dr. Gura, our President, completed the conceptual design of the Wearable Kidney in September 2001 and assigned all of his right, title and interest in the technology to us in exchange for a note for $100,000 and options to purchase up to 5,000,000 shares of our common stock. We filed the initial three patent applications for the Wearable Kidney technology in 2001 and have continued pursuing the research and development since that time. On November 15, 2004, we announced that we had developed a working prototype of a Wearable Kidney, or the Prototype, which is designed to be powered by a battery and to operate continuously, and that a version of the Prototype has been successfully tested in bench studies and has performed safely and effectively in animal testing studies conducted at the research facilities of Cedars Sinai Medical Center in Los Angeles, California, or Cedars. The results of this research were also presented in the annual meeting of the American Society of Nephrology in November, 2004; an abstract of the presentation was published in the Journal of the American Society of Nephrology. We have demonstrated the feasibility of the device by testing it on twelve pigs. We do not currently plan to do further animal studies since our management believes that those experiments constitute all of the animal studies normally required prior to beginning clinical studies on human subjects. As of May 2, 2005, we are in the process of preparing applications to initiate human clinical trials. Management believes that the FDA will classify it as a Class III device and that one or more clinical trials on humans will be required before we may obtain approval to bring the Wearable Kidney to market.

     As of May 2, 2005, we had filed 6 unique patent applications in the U.S. Copies of the U.S. patent applications have been filed under the Patent Cooperation Treaty or PCT and then in various foreign countries including, Australia, Brazil, the European Community, Japan, Mexico and Sweden. We have received a Notice of Allowance for the principal patent application for the Wearable Kidney. These patent applications, in general, cover the overall Wearable Kidney system as well as specific parts and methods, including maintenance of the Wearable Kidney's light weight, its low power consumption, and its relative ease of operation.

     On April 11, 2005, we announced that we had received a Notice of Allowance from the U.S. Patent and Trademark Office for a patent application covering the design of a wearable artificial kidney. In effect, the application has been examined and allowed for issuance as a patent. Management anticipates that the patent will issue within the next few months. The patent covers the invention of a Wearable Kidney that provides continuous dialysis 24 hours a day, 7 days a week. The Wearable Kidney was invented by Victor Gura, M.D., our Chief Executive Officer. On November 15, 2004, we announced that we had developed a working prototype of the Wearable Kidney and that a version of that prototype had been successfully tested in bench studies and had performed safely and effectively in animal testing studies at the research facilities of Cedars-Sinai Medical Center in Los Angeles, California.

     On April 26, 2005 we announced the development of a Wearable Ultrafiltration Device to remove excess fluid from patients with Congestive Heart Failure, or CHF. The prototype device is intended to be worn as a belt and operated with batteries --- much like our Company's Wearable Kidney device --- and is intended to work 24 hours a day, 7 days a week. Although ultrafiltration is increasingly being used in the treatment of CHF, it is always performed in hospitals and there is currently no device that allows to perform the treatment in an outpatient, continuous, ambulatory setting. The Wearable

Ultrafiltration Device has been successfully tested on animals in our research laboratory facility at Cedars Sinai Hospital in Los Angeles, California. The main benefit offered by this device is that it is intended to keep CHF patients free of salt and fluid overload, a major cause of hospitalizations and death for these patients. It is anticipated that the use of this device will result in significant improvements in patients' quality of life and longevity while significantly reducing the enormous costs of treating this ever-growing CHF population. The Wearable Ultrafiltration Device was developed by Dr. Gura.

ITEM 3. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Controller ("Certifying Officers") are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934) adequately meet intended objectives and are effective. As of May 2, 2005, given our small size and operations, and over the last year we utilized a preliminary and basic standard of internal controls and procedures related to our financial reporting for the period covered by this report. Our management is in the process of developing and adopting new and more stringent controls and procedures and anticipates such controls and procedures to be in place prior to the end of fiscal year 2005.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer and Controller, to allow timely decisions regarding required disclosure.

     No significant changes were made our internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     On April 7, 2005, we filed our annual report on Form 10-KSB for the year ended December 31, 2003 and expect to file our remaining outstanding Forms 10-QSB and our Form 10-KSB for the year ended December 31, 2004 within the next few months. Our lateness in filing these forms is due to a lack of funds during 2003 and early 2004 and is unrelated to any material weakness or deficiency in our internal controls and procedures.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In February 2004, we settled a legal action brought by a vendor. Under the settlement, we have agreed to provide monetary relief in the amount of approximately $474,000, to be paid in installments over a five-year period. The present value of the cost of the settlement is $379,563, which is approximately the past due amount to this vendor. At September 30, 2003, the current portion of the liability recorded is $31,113 and is included in "Accounts Payable"; the remaining amount of $348,450 is classified as a non-current liability in the accompanying Balance Sheets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the three months ended September 30, 2003, we issued 2,250,000 shares to Victor Gura, our Chief Executive Officer and a director, at a price of $0.05 per share.

     In August, 2003, we issued 619,556 shares of our common stock to Leonard Berezovsky, one of our directors, or trusts of which Dr. Berezovsky is trustee, in consideration of certain services performed for us. During the three months ended September 30, 2003, we issued 1,000,000 shares to Dr. Berezovsky, or trusts of which Dr. Berezovsky is trustee, at a price of $0.05 per share.

     During the three months ended September 30, 2003, we issued 1,000,000 shares to Robert Snukal, one of our directors, at a price of $0.05 per share.

     During the three months ended September 30, 2003, we issued 750,000 shares to Ronald Lang, one of our directors, at a price of $0.05 per share.

     SUBSEQUENT ISSUANCES OF UNREGISTERED SECURITIES

     In August 2004, we issued options for the purchase of up to 500,000 shares of common stock to consultants performing services for us at an exercise price of $0.05 per share. Options exercisable into 100,000 shares are currently exercisable.

     In November 2004, we issued to two members of our Board of Directors and to the CEO warrants to purchase 1,750,000 shares of our common stock at an exercise price of $0.20. The warrants expire in November, 2011.

     In November 2004, we issued warrants for the purchase of up to 500,000 shares of common stock to consultants performing services to us at an exercise price of $0.20 per share. All such warrants are currently exercisable. The warrants expire in November, 2011.

     In November 2004, we issued options for the purchase of up to 250,000 shares of common stock to consultants performing services to us at an exercise price of $0.20 per share. Options exercisable into 50,000 shares are currently exercisable.

     In November 2004, we issued options for the purchase of up to 750,000 shares of common stock to a consultant who provided services to us at an exercise price of $0.07 per share. The option term is five years.

     In April 2005, we began conducting a private placement of 134 units of our securities. Each Unit consists of: (i) 50,000 shares of our Common Stock, or the Shares, at a purchase price of $0.75 per Share and (ii) 25,000 Class A Common Stock Purchase Warrants, or the Warrants. Each Warrant entitles the holder to purchase one Share at an exercise price of $1.25 per Share from the date of purchase through March 31, 2007. The number of Shares and Warrants which make up each Unit will increase if, on August 31, 2005, the closing price, or the Adjusted Closing Price of our Common Stock on the market on which our Common Stock normally trades is less than $0.75 per share. Upon occurrence of such event, we will issue an additional number of Shares per Unit so that, when added to the original 50,000 Shares, the new total, when multiplied by the Adjusted Closing Price, will equal $37,500 per Unit, PROVIDED, HOWEVER, that the Adjusted Closing Price will in no event be lower than $0.50 per Share. At the same time, an additional number of Warrants equal to fifty percent of the additional number of Shares will be issued. No value will be assigned to the Warrants. Under certain circumstances, we will file a registration statement with the Commission in respect of the Shares and the shares underlying the Warrants, or Warrant Shares. As of May 3, 2005, we have sold 7 Units for total gross proceeds of $262,500.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Reports on Form 8-K

          We filed a current report on Form 8-K on August 08, 2003 relating to the announcement of our new business plan.

          We filed a current report on Form 8-K on April 11, 2005 announcing our receipt of a Notice of Allowance from the U.S. Patent and Trademark Office for our patent application covering the design of a wearable artificial kidney.

          We filed a current report on Form 8-K on April 26, 2005 announcing our development of a Wearable Ultrafiltration Device to remove excess fluid from patients with congestive heart failure.

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


Dated:  May 25, 2005                          NATIONAL QUALITY CARE, INC.


                                              By: /s/ Victor Gura
                                                  ------------------------------
                                                  Victor Gura
                                                  Chief Executive Officer,
                                                  Chief Financial Officer
                                                  and Director