Form 10QSB
period 2004-03-31
NATIONAL QUALITY CARE INC
filed 2005-06-09
CIK 872544

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

                      For the Quarter Ended March 31, 2004

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

                                YES [ ]   NO [X]

The number of shares of common stock outstanding as of June 7, 2005 was 37,490,322.

                                             NATIONAL QUALITY CARE, INC.

                                                  TABLE OF CONTENTS


                                                                                                                Page
                                                                                                                ----
Part I - Financial Information....................................................................................1

         Item 1.     Financial Statements.........................................................................1

                      Consolidated Balance Sheets As Of  March 31, 2004 And December 31, 2003.....................1

                      Consolidated Income Statements (Unaudited) For The Three Months Ended
                      March 31, 2004 And 2003.....................................................................2

                      Consolidated Statements Of Cash Flows (Unaudited) For The Three Months Ended
                      March 31, 2004 And 2003.....................................................................3

                      Notes To Consolidated Financial Statements March 31, 2004...................................5

         Item 2.     Management's Discussion And Analysis Of Financial Condition And Results Of Operations.......10

         Item 3.     Controls and Procedures.....................................................................13

Part II - Other Information......................................................................................14

         Item 1.     Legal Proceedings...........................................................................14

         Item 2.     Changes In Securities And Use Of Proceeds...................................................14

         Item 3.     Defaults Under Senior Securities............................................................15

         Item 4.     Submissions Of Matters To A Vote Of Security Holders........................................15

         Item 5.     Other Information...........................................................................15

         Item 6.     Exhibits And Reports On Form 8-K............................................................15

Signatures.......................................................................................................16

                                  PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                           AS OF MARCH 31, 2004 AND DECEMBER 31, 2003


ASSETS
                                                                      MARCH 31,     DECEMBER 31,
                                                                        2004            2003
                                                                    ------------    ------------
                                                                     (UNAUDITED)     (UNAUDITED)
                                                                    ------------    ------------
CURRENT ASSETS
   Cash and cash equivalents                                        $     68,379    $      4,015
   Accounts receivable - net of allowance for doubtful
   accounts of $115,485 in 2004 and $115,485 in 2003                     669,540         662,806
   Supplies inventory                                                     40,423          43,345
   Other                                                                  28,302          11,021
                                                                    ------------    ------------
          Total current assets                                           806,644         721,187

PROPERTY AND EQUIPMENT, NET                                              198,836         216,166
Intangible assets - Technology Rights                                    100,000         100,000
                                                                    ------------    ------------
          Total Assets                                                 1,105,480       1,037,853
                                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank Overdraft                                                   $     97,542    $     40,900
   Accounts payable                                                      387,565         428,684
   Accrued expenses                                                      430,764         451,190
   Notes payable and current portion of long-term debt                   383,703         274,699
                                                                    ------------    ------------
          Total current liabilities                                    1,299,574       1,195,473

LONG-TERM DEBT, NET OF CURRENT PORTION                                   802,079         979,480
                                                                    ------------    ------------
          Total liabilities                                         $  2,101,653    $  2,174,953
                                                                    ------------    ------------

STOCK HOLDERS' DEFICIT
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, no shares issued and outstanding                              -               -
   Common stock, $.01 par value, 50,000,000 shares authorized;
     28,170,338 & 25,270,338 shares issued and outstanding as
     of March 31, 2004 and December 31, 2003 respectively                281,703         252,703
   Additional paid-in capital                                          2,857,412       2,741,414
   Receivables from stockholders, net                                   (108,606)       (120,845)
   Accumulated deficit                                                (4,026,682)     (4,010,372)
                                                                    ------------    ------------
     Total stockholders' deficit                                        (996,173)     (1,137,100)
                                                                    ------------    ------------
     Total liabilities and stockholders' deficit                    $  1,105,480    $  1,037,853
                                                                    ============    ============

See accompanying notes to these financial statements


                                               1

                  NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                                   2004            2003
                                                   ----            ----
REVENUE
     Medical services                             $992,033        $846,024
                                              ------------    ------------
        Total revenue                              992,033         846,024
                                              ------------    ------------

OPERATING EXPENSES
     Cost of medical services                      709,967         585,364
     Selling, general and administrative           136,734         231,607
     Depreciation and amortization                  15,778          17,290
                                              ------------    ------------
     Subtotal operating expenses                   862,479         834,261
     Research and Development                      132,340          66,432
                                              ------------    ------------
        Total Operating Expenses                   994,819         900,693
                                              ------------    ------------
        (Loss) from operations                      (2,786)        (54,669)
                                              ------------    ------------

OTHER INCOME (EXPENSE)
     Interest expense                              (10,269)         (6,063)
     Other income (expense), net                      (447)         70,021
                                              ------------    ------------
        Total other income (expense)               (10,716)         63,958
     (Loss) Income before income taxes             (13,502)          9,289

PROVISION FOR INCOME TAXES                           2,805           2,154
                                              ------------    ------------

NET (LOSS)                                        $(16,307)         $7,135
                                              ============    ============

BASIC AND DILUTED LOSS PER SHARE                    $(0.00)          $0.00
                                              ------------    ------------

WEIGHTED AVERAGE SHARES OUTSTANDING
         BASIC                                  26,881,327       9,940,000
                                              ============    ============
         DILUTED                                26,881,327       9,940,000
                                              ============    ============


See accompanying notes to these financial statements

                        NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                                                                       2004          2003
                                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                       $  (16,307)   $    7,135
   Adjustments to reconcile net income to net cash provided in operating activities:
     Depreciation and amortization                                      15,778        17,290
       Accounts receivable                                              (6,734)       46,357
       Supplies inventory                                                2,922        13,660
       Other assets                                                    (17,284)       28,357
       Accounts payable and cash overdraft                              15,523       (28,060)
       Accrued Expenses                                                (20,426)      (88,023)
                                                                    ----------    ----------
         Net cash provided (used) by operating activities              (26,528)       (3,284)
                                                                    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Changes in receivable from stockholder, net                           12,239         7,767
  Sale of Equipment                                                      2,050             -
                                                                    ----------    ----------
        Net cash provided (used) by investing activities)               14,289         7,767
                                                                    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of short and long-term borrowings                          (68,397)       (7,520)
  Issuance of Common Stock                                             145,000             -
                                                                    ----------    ----------
  Net cash used by financing activities                                 76,603        (7,520)
                                                                    ----------    ----------


NET INCREASE (DECREASE) IN CASH                                         64,364        (3,037)
CASH, beginning of period                                                4,015        15,187
                                                                    ----------    ----------
CASH, end of period                                                 $   68,379    $   12,150
                                                                    ==========    ==========


                                             3

                  NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 CONTINUED


                                                          2004          2003
                                                          ----          ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for
     Interest                                          $  10,269     $   6,063
     Income taxes                                       $  2,805     $   2,154
  Non-cash investing and financing activities:
     Conversion of accounts payable and accrued
       liabilities to notes payable                                  $ 301,387


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

See accompanying notes to these financial statements

                           NATIONAL QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


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


     BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements represent the financial activity of National Quality Care, Inc. and its subsidiary. The consolidated financial statements for the three months ended March 31, 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information in the US and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended March 31, 2004 included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All inter-company transactions were eliminated. Our fiscal year ends on December 31 each year. The financial statements and notes are representations of the management and the Board of Directors who are responsible for their integrity and objectivity.

     The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

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

     We did not grant options or warrants to employees in 2004. Therefore, in 2004 our net loss and loss per share were the same on a proforma basis:

     For the three months ending March 31,

                                                        2004           2003
                                                     ----------    ----------
     Net loss
          As reported                                $  (16,307)   $   (7,135)
          Compensation recognized under APB 25               --            --
          Compensation recognized under SFAS 123             --            --
                                                     ==========    ==========
     Pro Forma                                       $  (16,307)   $   (7,135)
                                                     ==========    ==========
     Basic and diluted earnings per share
          As reported                                $     0.00    $    (0.00)
          Pro Forma                                  $     0.00    $    (0.00)


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

3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. Adoption of SFAS 149 did not have a material impact on our financial position, cash flows or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. Adoption of SFAS 150 did not have a material impact on our financial position, cash flows or results of operations.

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

4.   GOING CONCERN

     We recorded a net loss of $16,307 in the quarter ending March 31, 2004, and as of March 31, 2004 our current liabilities exceeded our current assets by $492,930. To date, we have relied primarily on operating cash flow and debt to sustain our operations. Our management has taken certain actions and is pursuing financing measures to support our current operating plan, including taking appropriate measures to continue raising equity and other financing from various sources and actively marketing to increase our patient base. Management believes that our ability to sustain operations and pursue research and development activities depends on our ability to raise sufficient capital.

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

                                     Medical       Therapy
     March  31, 2004                Services        Device        Total
Total income                       $  992,033    $       --    $  992,033
Operating Income (loss)               129,554      (132,340)       (2,786)
Property and equipment, net           198,836            --       198,836
Interest income (expense)             (10,269)           --       (10,269)

     March 31, 2003
Total income                          846,024            --       846,024
Operating Income (loss)                11,763       (66,432)      (54,669)
Property and equipment, net           216,166            --       216,166
Interest income (expense)              (6,063)           --        (6,063)

6.   RELATED PARTY TRANSACTIONS

     OFFICE SPACE

     We provide a portion of our corporate office space to an affiliated entity. We lease this facility for $1,700 per month and provides the space to the affiliate at no charge.

     We lease our corporate administrative offices on a month-to-month basis from a company in which our chief executive office is a majority shareholder. Total rent paid by us was $3,188 for the three months ended March 31, 2003. Total rent paid by us was $4,200 for the three months ended March 31, 2004. The lease is a month-to-month lease.

7.   EQUITY

     During the three months ended March 31, 2004, we issued 700,000 shares to Victor Gura, our Chief Executive Officer and a director, at a price of $0.05 per share.

     During the three months ended March 31, 2004, we issued 500,000 shares to Dr. Berezovsky, or trusts of which Dr. Berezovsky is trustee, at a price of $0.05 per share.

     During the three months ended March 31, 2004, we issued 1,500,000 shares to Robert Snukal, one of our directors, at a price of $0.05 per share.

     During the three months ended March 31, 2004, we issued 200,000 shares to William Cohen, at a price of $0.05 per share.

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

     During the period April 1, 2004 to December 31, 2004, we issued a total of 8,019,984 shares of our common stock to officers, directors, and affiliates.

     In April 2005, we began conducting a private placement of 134 units of our securities. Each Unit consists of: (i) 50,000 shares of our Common Stock, or the Shares, at a purchase price of $0.75 per Share and (ii) 25,000 Class A Common Stock Purchase Warrants, or the Warrants. Each Warrant entitles the holder to purchase one Share at an exercise price of $1.25 per Share from the date of purchase through March 31, 2007. The number of Shares and Warrants which make up each Unit will increase if, on August 31, 2005, the closing price, or the Adjusted Closing Price of our Common Stock on the market on which our Common Stock normally trades is less than $0.75 per share. Upon occurrence of such event, we will issue an additional number of Shares per Unit so that, when added to the original 50,000 Shares, the new total, when multiplied by the Adjusted Closing Price, will equal $37,500 per Unit, PROVIDED, HOWEVER, that the Adjusted Closing Price will in no event be lower than $0.50 per Share. At the same time, an additional number of Warrants equal to fifty percent of the additional number of Shares will be issued. No value will be assigned to the Warrants. Under certain circumstances, we will file a registration statement with the Commission in respect of the Shares and the shares underlying the Warrants, or Warrant Shares. As of June 7, 2005, we have sold 12 Units for total gross proceeds of $450,000.

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

     BACKGROUND

     As of June 7, 2005, we offer dialysis services for chronic and acute care through one dialysis center with an aggregate of 20 stations in Los ANGELES, California. In addition, we currently provide inpatient dialysis services by contract to several hospitals in the State of California. Payment for services is primarily provided by third party payors, including Medicare, Medi-Cal (a California State health agency) and commercial insurance companies. Although we have been operating this business for a number of years, we have been unable to grow for a number of reasons:

     o We have not been able to generate adequate cash , either from our operations or from outside financing, to fund a major expansion of our business, either by ourselves or with one or more co-venturers;

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

     While we have continued to operate our dialysis services operation, and while this operation generates 100% of our revenues, our Board of Directors has nevertheless determined that it is in the best interests of our shareholders for us to focus principally on completion of the development and eventual commercial marketing of the Wearable Kidney for dialysis and other medical applications. Moreover, we have devoted all available financial and personnel resources to research and development. To this end, we are considering disposing completely of our dialysis business operations in order to dedicate all of our scientific resources to this task of bringing the Wearable Kidney to market. In the first three months of 2004 and 2003, approximately $100,431 and $66,432 respectively, of revenue from the LACD operations was used to finance the development of the Wearable Kidney. The balance of the funding for such development was derived from third party investment.

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003.

     For the three months ended March 31, 2004 and 2003 medical service revenue increased approximately 17.3% from $846,024 to $992,033 respectively. This increase primarily resulted from an increase in patient volume due to hospitalizations in hemodialysis services . At the same time patient volume in acute services slightly increased.

     Operating expenses for the three months ended March 31, 2004 increased by 3.3% to $862,479 from $834,261 for the three months ended March 31, 2003. Total operating expenses include (i) cost of medical services, (ii) selling, general and administrative expenses, and (iii) research and development expenses, as follows:

     Cost of medical services for the three months ended March 31, 2004 increased 21.3 % to $709,967 from $585,364 for the three months ended March 31, 2003. Cost of medical services primarily consists of two (2) categories: (i) Medical services and supplies, and (ii) Outside services. The primary reason for the increase in cost of medical services is the increase in medical service patient volume as noted above in medical service revenue.

     Selling, general and administrative expenses during the three months ended March 31, 2004 decreased 31.0% to $136,734 from $231,607 during the three months ended March 31, 2003. This decrease was primarily the result of decreases in insurance expenses of approximately $45,000 and legal fees of approximately $32,000. Insurance expense and legal expense decreased due primarily to a temporary suspension of an extra layer of insurance coverage with respect to the dialysis operations and a lower level of corporate activity requiring legal services.

     Depreciation and amortization expense during the three months ended March 31, 2004 decreased approximately 8.7% to $15,778 from $17,290 during the three months ended March 31, 2003. The slight decrease in expenses is a result of certain assets having been fully depreciated.

     Research and development expenses for the wearable artificial kidney device in the first quarter of 2004 amounted to approximately $132,340. These expenses include: legal fees; payments to 3 part-time physicians working on project; expenses to conduct internal lab tests; and animal test and to construct a model of a wearable artificial kidney. Also, since Dr. Gura devotes 70% of his time to the project, that percentage of his payroll expenses was allocated to research and development expenses. Prior to the research and development endeavor, Dr. Gura's time was devoted primarily to our operations and therefore his salary and related expenses were included in selling, general and administrative expenses. Expenses incurred in the first quarter of 2003 were $66,432.

     As a result of the foregoing, we generated a net loss of $13,502 during the three months ended March 31, 2004 as compared to a net income of $9,289 during the three months ended March 31, 2003. We experienced a loss from operations during the three months ended March 31, 2004 of $2,786 compared to a loss from operations of $54,669 during the three months ended March 31, 2003. We will need to reduce our selling, general and administrative expenses, both in amounts and as a percentage of revenues, in order to move toward profitable operations.

LIQUIDITY AND CAPITAL RESOURCES.

     At March 31, 2004, the ratio of current assets to current liabilities was ..62 to 1.00 compared to .60 to 1.00 at December 31, 2003.

     Our cash flow needs for the three months ended March 31, 2004 were primarily provided from operations and from proceeds from the sale of our common stock. We had a working capital deficit of approximately $492,930 at March 31, 2004. The working capital deficit at December 31, 2003 was approximately $474,286.

     We have taken the following measures designed to return our operations back to profitability.

     First, operating costs have been reduced by eliminating certain staff positions; and, second, efficiencies in operations are being improved by shifting service days to certain patients in order to yield a more steady flow of service revenue and thereby minimize the cost of patient service.

     As of March 31, 2004, we had long-term borrowings in the aggregate amount of $1,185,782 the current portion of which was $383,703. As of December 31, 2003, we had aggregate long-term borrowings of $1,254,179, the current portion of which was $274,699. Long term borrowings as of March 31, 2004 decreased by $68,397 as compared with December 31, 2003.

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

     In November 2001 the debts owing by Medical Group, Inc., or Medipace, a medical group in Los Angeles, California, of which Victor Gura is a director, to us were consolidated into a single promissory note in the principal amount of $218,919, bearing interest at the rate of 8% per annum. Under the note, Medipace is obligated to make monthly interest payments in the amount of $1,479.73 commencing December 31, 2001 for 24 months, with principal and accrued interest due at maturity on December 31, 2003. Medipace has continued to make monthly payments of from $4,000 to $4,500 and as of March 31, 2004 owes principal of approximately $169,239 on this obligation.

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

     SUBSEQUENT EVENTS

     Dr. Gura, our President, completed the conceptual design of the Wearable Kidney in September 2001 and assigned all of his right, title and interest in the technology to us in exchange for a note for $100,000 and options to purchase up to 5,000,000 shares of our common stock. We filed the initial three patent applications for the Wearable Kidney technology in 2001 and have continued pursuing the research and development since that time. On November 15, 2004, we announced that we had developed a working prototype of a Wearable Kidney, or the Prototype, which is designed to be powered by a battery and to operate continuously, and that a version of the Prototype has been successfully tested in bench studies and has performed safely and effectively in animal testing studies conducted at the research facilities of Cedars Sinai Medical Center in Los Angeles, California, or Cedars. The results of this research were also presented in the annual meeting of the American Society of Nephrology in

November, 2004; an abstract of the presentation was published in the Journal of the American Society of Nephrology. We have demonstrated the feasibility of the device by testing it on twelve pigs. We do not currently plan to do further animal studies since our management believes that those experiments constitute all of the animal studies normally required prior to beginning clinical studies on human subjects. As of June 7, 2005, we are in the process of preparing applications to initiate human clinical trials. Management believes that the FDA will classify it as a Class III device and that one or more clinical trials on humans will be required before we may obtain approval to bring the Wearable Kidney to market.

     As of June 7, 2005, we had filed 6 unique patent applications in the U.S. Copies of the U.S. patent applications have been filed under the Patent Cooperation Treaty or PCT and then in various foreign countries including, Australia, Brazil, the European Community, Japan, Mexico and Sweden. We have received a Notice of Allowance for the principal patent application for the Wearable Kidney. These patent applications, in general, cover the overall Wearable Kidney system as well as specific parts and methods, including maintenance of the Wearable Kidney's light weight, its low power consumption, and its relative ease of operation.

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

     On April 26, 2005 we announced the development of a Wearable Ultrafiltration Device to remove excess fluid from patients with Congestive Heart Failure, or CHF. The prototype device is intended to be worn as a belt and operated with batteries --- much like our Company's Wearable Kidney device --- and is intended to work 24 hours a day, 7 days a week. Although ultrafiltration is increasingly being used in the treatment of CHF, it is always performed in hospitals and there is currently no device that allows one to perform the treatment in an outpatient, continuous, ambulatory setting. The Wearable Ultrafiltration Device has been successfully tested on animals in our research laboratory facility at Cedars Sinai Hospital in Los Angeles, California. The main benefit offered by this device is that it is intended to keep CHF patients free of salt and fluid overload, a major cause of hospitalizations and death for these patients. It is anticipated that the use of this device will result in significant improvements in patients' quality of life and longevity while significantly reducing the enormous costs of treating this ever-growing CHF population. The Wearable Ultrafiltration Device was developed by Dr. Gura.

ITEM 3. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Controller ("Certifying Officers") are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934) adequately meet intended objectives and are effective. As of June 7, 2005, given our small size and operations, and over the last year we utilized a preliminary and basic standard of internal controls and procedures related to our financial reporting for the period covered by this report. Our management is in the process of developing and adopting new and more stringent controls and procedures and anticipates such controls and procedures to be in place prior to the end of fiscal year 2005.

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

                           PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In February 2004, we settled a legal action brought by a vendor. Under the settlement, we have agreed to provide monetary relief in the amount of approximately $474,000, to be paid in installments over a five-year period. The present value of the cost of the settlement is $379,563, which is approximately the past due amount to this vendor. At March 31, 2004, the current portion of the liability recorded is $13,568 and is included in "Accounts Payable"; the remaining amount of $348,450 is classified as a non-current liability in the accompanying Balance Sheets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the three months ended March 31, 2004, we issued 700,000 shares to Victor Gura, our Chief Executive Officer and a director, at a price of $0.05 per share.

     During the three months ended March 31, 2004, we issued 500,000 shares to Dr. Berezovsky, or trusts of which Dr. Berezovsky is trustee, at a price of $0.05 per share.

     During the three months ended March 31, 2004, we issued 1,500,000 shares to Robert Snukal, one of our directors, at a price of $0.05 per share.

     During the three months ended March 31, 2004 we issued 200,000 shares to William Cohen, at a price of $0.05 per share.

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

     In April 2005, we began conducting a private placement of 134 units of our securities. Each Unit consists of: (i) 50,000 shares of our Common Stock, or the Shares, at a purchase price of $0.75 per Share and (ii) 25,000 Class A Common Stock Purchase Warrants, or the Warrants. Each Warrant entitles the holder to purchase one Share at an exercise price of $1.25 per Share from the date of purchase through March 31, 2007. The number of Shares and Warrants which make up each Unit will increase if, on August 31, 2005, the closing price, or the Adjusted Closing Price of our Common Stock on the market on which our Common Stock normally trades is less than $0.75 per share. Upon occurrence of such event, we will issue an additional number of Shares per Unit so that, when added to the original 50,000 Shares, the new total, when multiplied by the Adjusted Closing Price, will equal $37,500 per Unit, PROVIDED, HOWEVER, that the Adjusted Closing Price will in no event be lower than $0.50 per Share. At the same time, an additional number of Warrants equal to fifty percent of the additional number of Shares will be issued. No value will be assigned to the Warrants. Under certain circumstances, we will file a registration statement with the Commission in respect of the Shares and the shares underlying the Warrants, or Warrant Shares. As of June 7, 2005, we have sold 12 Units for total gross proceeds of $450,000.

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


Dated: June 8, 2005                         NATIONAL QUALITY CARE, INC.


                                            By: /s/ Victor Gura
                                            Victor Gura
                                            Chief Executive Officer,
                                            Chief Financial Officer
                                            and Director