Form 10QSB
period 2004-06-30
NATIONAL QUALITY CARE INC
filed 2005-06-22
CIK 872544

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

                       For the Quarter Ended June 30, 2004

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

                                   YES [ ]  NO [X]

The number of shares of common stock outstanding as of June 21, 2005 was 37,490,322.

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

                      Consolidated Balance Sheets As Of June 30, 2004 And December 31, 2003.......................1

                      Consolidated Income Statements (Unaudited) For The Three Months and Six Months Ended
                         June 30, 2004 And 2003...................................................................2

                      Consolidated Statements Of Cash Flows (Unaudited) For The Six Months Ended
                         June 30, 2004 And 2003...................................................................3

                      Notes To Consolidated Financial Statements June 30, 2004....................................5

         Item 2.     Management's Discussion And Analysis Of Financial Condition And Results Of Operations.......10

         Item 3.     Controls and Procedures.....................................................................14

Part II - Other Information......................................................................................15

         Item 1.     Legal Proceedings...........................................................................15

         Item 2.     Unregistered Sales of Equity Securities And Use Of Proceeds.................................15

         Item 3.     Defaults Under Senior Securities............................................................16

         Item 4.     Submissions Of Matters To A Vote Of Security Holders........................................16

         Item 5.     Other Information...........................................................................16

         Item 6.     Exhibits And Reports On Form 8-K............................................................16

Signatures.......................................................................................................17


                                                     PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                             NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                              AS OF JUNE 30, 2004 AND DECEMBER 31, 2003

ASSETS
                                                                      June 30,         December 31,
                                                                        2004              2003
                                                                   -------------      -------------
                                                                    (unaudited)        (unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                       $      13,917      $       4,015
   Accounts receivable - net of allowance for doubtful
   accounts of $115,485 in 2004 and $115,485 in 2003                     597,670            662,806
   Supplies inventory                                                     57,488             43,345
   Other                                                                  50,677             11,021
                                                                   -------------      -------------
          Total current assets                                           719,752            721,187

PROPERTY AND EQUIPMENT, NET                                              183,136            216,166
Intangible assets - Technology Rights                                    100,000            100,000
                                                                   -------------      -------------
          Total Assets                                             $   1,002,888      $   1,037,853
                                                                   =============      =============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES
   Bank Overdraft                                                  $      36,790      $      40,900
   Accounts payable                                                      518,676            428,684
   Accrued expenses                                                      463,684            451,190
   Notes payable and current portion of long-term debt                   201,285            274,699
                                                                   -------------      -------------
          Total current liabilities                                    1,220,435          1,195,473


LONG-TERM DEBT, NET OF CURRENT PORTION                                   956,873            979,480
                                                                   -------------      -------------
          Total liabilities                                            2,177,308          2,174,953
                                                                   -------------      -------------

STOCKHOLDERS' DEFICIT
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, no shares issued and outstanding                             --                 --
   Common stock, $.01 par value, 50,000,000 shares authorized;
     29,823,678 & 25,270,338 shares issued and outstanding as
     of June 30, 2004 and December 31, 2003 respectively                 298,236            252,703
   Additional paid-in capital                                          2,923,548          2,741,414
   Receivables from stockholders, net                                    (95,945)          (120,845)
   Accumulated deficit                                                (4,300,259)        (4,010,372)
                                                                   -------------      -------------
     Total stockholders' deficit                                      (1,174,420)        (1,137,100)
                                                                   -------------      -------------
     Total liabilities and stockholders' deficit                   $   1,002,888      $   1,037,853
                                                                   =============      =============


See accompanying notes to these financial statements


                                                  1

                                  NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                        JUNE 30,                            JUNE 30,
                                                 2004              2003              2004              2003
                                             ------------      ------------      ------------      ------------
REVENUE
     Medical services                        $  1,011,571      $    780,333      $  2,003,605         1,627,557
                                             ------------      ------------      ------------      ------------
         Total revenue                          1,011,571           780,333         2,003,605         1,627,557
                                             ------------      ------------      ------------      ------------

OPERATING EXPENSES
     Cost of medical services                     786,867           519,061         1,496,899         1,104,425
     Selling, general and administrative          167,483           255,691           307,021           465,449
     Depreciation and amortization                 15,700            17,042            31,479            34,333

                                             ------------      ------------      ------------      ------------
     Subtotal operating expenses                  970,050           791,794         1,835,399         1,604,207
     Research and Development                     295,710                --           428,050            88,282
                                             ------------      ------------      ------------      ------------
       Total Operating Expenses                 1,265,760           791,794         2,263,449         1,692,489
                                             ------------      ------------      ------------      ------------
       (Loss)  from operations                   (254,189)          (11,461)         (259,844)          (64,932)
                                             ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
     Interest expense                             (12,462)           (5,299)          (20,277)          (11,361)
     Other income (expense), net                   (6,864)           (8,041)           (9,766)           61,980
                                             ------------      ------------      ------------      ------------
         Total other income (expense)             (19,326)          (13,340)          (30,043)           50,619
                                             ------------      ------------      ------------      ------------
     (Loss ) before income taxes                 (273,515)          (24,801)         (289,887)          (14,313)

PROVISION FOR INCOME TAXES                             --                --                --             2,154
                                             ------------      ------------      ------------      ------------

NET  (LOSS)                                  $   (273,515)     $    (24,801)     $   (289,887)     $    (16,467)
                                             ============      ============      ============      ============

BASIC AND DILUTED LOSS PER SHARE             $      (0.01)     $      (0.00)     $      (0.01)     $      (0.00)
                                             ============      ============      ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING
         BASIC                                 29,585,876        10,733,700        28,288,546        10,733,700
                                             ============      ============      ============      ============
         DILUTED                               29,585,876        10,733,700        28,288,546        10,733,700
                                             ============      ============      ============      ============


See accompanying notes to these financial statements


                                                       2

                        NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                                                                      2004           2003
                                                                   ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                      $(289,887)     $ (16,467)
   Adjustments to reconcile net income to net cash provided in operating activities:
     Depreciation and amortization                                    31,479         34,333
       Accounts receivable                                            65,136         95,280
       Supplies inventory                                            (14,143)       (12,654)
       Other assets                                                  (39,656)        (6,255)
       Accounts payable and cash overdraft                            85,882         (2,845)
       Accrued Expenses                                               12,494        (61,103)
                                                                   ---------      ---------
         Net cash provided (used) by operating activities           (148,695)        30,289
                                                                   ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Changes in receivable from stockholder, net                         24,901         12,055
  Sale of Equipment                                                    2,050             --
                                                                   ---------      ---------
        Net cash provided by investing activities                     26,951         12,055
                                                                   ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of short and long-term borrowings                        (96,021)       (10,882)
  Issuance of Common Stock                                           227,667             --
                                                                   ---------      ---------
  Net cash provided (used) by financing activities                   131,646        (10,882)
                                                                   ---------      ---------

NET INCREASE IN CASH                                                   9,902         31,462
CASH, beginning of period                                              4,015         15,187
                                                                   ---------      ---------
CASH, end of period                                                $  13,917      $  46,649
                                                                   =========      =========


                                             3

                     NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 Continued


                                                                  2004         2003
                                                                  ----         ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for
     Interest                                                   $ 20,252     $ 16,673
                                                                ========     ========
     Income taxes                                               $      0     $  2,154
                                                                ========     ========
  Non-cash investing and financing activities:
     Conversion of accounts payable and accrued liabilities
       to notes payable                                                      $301,387
                                                                             --------

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


See accompanying notes to these financial statements


                                               4

                           NATIONAL QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


1.       THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         National Quality Care, Inc., or the Company, provides dialysis services for patients suffering from chronic kidney failure through one dialysis clinic located in Los Angeles, California and for patients suffering acute kidney failure through a visiting nursing program contracted to several Los Angeles County hospitals. Payments for services are provided primarily by third-party payors including Medicare, Medi-Cal, commercial insurance companies and by the contracted hospitals.


         BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements represent the financial activity of National Quality Care, Inc. and its subsidiary Los Angeles Community Dialysis, Inc., or LACD . The consolidated financial statements for the three months and six months ended June 30, 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information in the US and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended June 30, 2004 included herein. The consolidated financial statements include the accounts of the Company and LACD. All inter-company transactions were eliminated. Our fiscal year ends on December 31 each year. The financial statements and notes are representations of the management and the Board of Directors who are responsible for their integrity and objectivity.

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

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and LACD. All material inter-company transactions have been eliminated in consolidation.

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

         We did not grant options or warrants to employees in 2004. Therefore, in 2004 our net loss and loss per share were the same on a proforma basis:

         For the three months ending June 30,
                                                             2004             2003
                                                         -----------      ----------
         Net loss
              As reported                                $  (289,887)     $  (16,467)
              Compensation recognized under APB 25                --              --
              Compensation recognized under SFAS 123              --              --
                                                         ===========      ==========
         Pro Forma                                       $  (289,887)     $  (16,467)
                                                         ===========      ==========
         Basic and diluted earnings per share
              As reported                                $     (0.01)     $    (0.00)
              Pro Forma                                  $     (0.01)     $    (0.00)

2.       INTANGIBLE ASSET

         Dr. Gura, our President, had completed the conceptual design of a wearable artificial kidney, or Wearable Kidney, in September 2001, and he assigned all of his right, title and interest in the technology to us in exchange for a $100,000 note and options to purchase up to 5,000,000 shares of our common stock. We commenced the legal process to obtain a patent in the US, and in April 2005 received a Notice of Allowance from the US Patent and Trademark office for the design of the Wearable Kidney. Amortization of the technology rights to the Wearable Kidney will not commence until FDA approval has been obtained.

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

         In December 2004, the FASB issued a revision to SFAS 123, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of such equity instruments. This statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that we currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of this standard is for periods beginning after June 15, 2005. We are currently evaluating the level of impact on the consolidated statement of operations as result of implementing this standard due to the fact that we are required to expense the fair value of stock option grants and stock purchases under employee stock purchase plan.

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

         In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on our financial position, results of operations and cash flows.

         Effective April 1, 2004, the SEC adopted Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"). SAB 105 clarifies the requirements for the valuation of loan commitments that are accounted for as derivatives in accordance with SFAS 133. Management does not expect the implementation of this new bulletin to have a material impact on our financial position, results of operations and cash flows.

         In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment"("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

4.       GOING CONCERN

         We recorded a net loss of $273,515 in the quarter ending June 30, 2004, and as of June 30, 2004 our current liabilities exceeded our current assets by $500,683. To date, we have relied primarily on operating cash flow and debt to sustain our operations. Our management has taken certain actions and is pursuing financing measures to support our current operating plan, including taking appropriate measures to continue raising equity and other financing from various sources and actively marketing to increase our patient base. Management believes that our ability to sustain operations and pursue research and development activities depends on our ability to raise sufficient capital. We have obtained additional financing subsequent to June 30, 2004, which is disclosed in Footnote
8. Subsequent Events.

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

For the six months ending              Medical               Therapy
     June  30, 2004                    Services               Device                Total

Total income                         $ 2,003,605           $        --           $ 2,003,605
Operating Income (loss)                  168,206              (428,050)             (259,844)
Property and equipment, net              183,136                    --               183,136
Interest income (expense)                (20,277)                   --               (20,277)

For the six months ending
     June  30, 2003
Total income                           1,627,557                    --             1,627,557
Operating Income (loss)                   23,350               (88,282)              (64,932)
Property and equipment, net              216,166                    --               216,166
Interest income (expense)                (11,361)                   --               (11,361)


6.       RELATED PARTY TRANSACTIONS

         OFFICE SPACE

         We provide a portion of our corporate office space to an affiliated entity. We lease this facility for $1,700 per month and provides the space to the affiliate at no charge.

         We lease our corporate administrative offices on a month-to-month basis from a company in which our chief executive office is a majority shareholder. Total rent paid by us was $6,376 for the six months ended June 30, 2003. Total rent paid by us was $8,400 for the six months ended June 30, 2004. The lease is a month-to-month lease.

7.       EQUITY

         During the three months ended June 30, 2004, we issued 1,320,000 shares to Victor Gura, our Chief Executive Officer and a director, at a price of $0.05 per share.

         During the three months ended June 30, 2004, we issued 166,660 shares to Dr. Berezovsky, or trusts of which Dr. Berezovsky is trustee, at a price of $0.05 per share.

         During the three months ended June 30, 2004, we issued 166,680 shares to Robert Snukal, one of our directors, at a price of $0.05 per share.

8.       SUBSEQUENT EVENTS

         In July 2004, we issued options for the purchase of up to 500,000 shares of common stock to consultants performing services to the Company at an exercise price of $0.07 per share. Options exercisable into 300,000 shares are currently exercisable.

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

         In December 2004, we issued options for the purchase of up to 250,000 shares of common stock to consultants performing services to us at an exercise price of $0.20 per share. Options exercisable into 50,000 shares are currently exercisable.

         In December 2004, we issued options for the purchase of up to 250,000 shares of common stock to a consultant who provided services to us at an exercise price of $0.07 per share. The option term is five years. Options exercisable into 150,000 shares are currently exercisable.

         During the period July 1, 2004 to December 31, 2004, we issued a total of 6,566,644 shares of our common stock to officers, directors, and affiliates.

         In April 2005, we began conducting a private placement of 134 units of our securities. Each Unit consists of: (i) 50,000 shares of our Common Stock, or the Shares, at a purchase price of $0.75 per Share and (ii) 25,000 Class A Common Stock Purchase Warrants, or the Warrants. Each Warrant entitles the holder to purchase one Share at an exercise price of $1.25 per Share from the date of purchase through March 31, 2007. The number of Shares and Warrants which make up each Unit will increase if, on August 31, 2005, the closing price, or the Adjusted Closing Price of our Common Stock on the market on which our Common Stock normally trades is less than $0.75 per share. Upon occurrence of such event, we will issue an additional number of Shares per Unit so that, when added to the original 50,000 Shares, the new total, when multiplied by the Adjusted Closing Price, will equal $37,500 per Unit, provided, however, that the Adjusted Closing Price will in no event be lower than $0.50 per Share. At the same time, an additional number of Warrants equal to fifty percent of the additional number of Shares will be issued. No value will be assigned to the Warrants. Under certain circumstances, we will file a registration statement with the Commission in respect of the Shares and the shares underlying the Warrants, or Warrant Shares. As of June 21, 2005, we have sold 12 Units for total gross proceeds of $450,000.

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

         BACKGROUND

         As of June 21, 2005, we offer dialysis services for chronic and acute care through one dialysis center with an aggregate of 20 stations in Los Angeles, California. In addition, we currently provide inpatient dialysis services by contract to several hospitals in the State of California. Payment for services is primarily provided by third party payors, including Medicare, Medi-Cal (a California State health agency) and commercial insurance companies. Although we have been operating this business for a number of years, we have been unable to grow for a number of reasons:

         o We have not been able to generate adequate cash, either from our operations or from outside financing, to fund a major expansion of our business, either by ourselves or with one or more co-venturers;

         o We are limited in our potential revenue-per-patient by federal and state reimbursement rules; and

         o The cap on the level of reimbursements by Medicare tends to inhibit innovation in the dialysis industry.

         Our dialysis business in its present volume does not generate enough positive cash flow. Our net income from operations is not likely ever to generate enough cash flow to contribute significant amounts to research and development of new technologies. The majority of funds used for research during this period has come from sales of our Common Stock to our affiliates and cash flow from our dialysis services business. This research has led us to advanced development of our Wearable Kidney.

         While we have continued to operate our dialysis services operation, and while this operation generates 100% of our revenues, our Board of Directors has nevertheless determined that it is in the best interests of our shareholders for us to focus principally on completion of the development and eventual commercial marketing of the Wearable Kidney for dialysis and other medical applications. To this end, we are considering disposing completely of our dialysis business operations in order to dedicate all of our scientific resources to this task of bringing the Wearable Kidney to market. In the first six months of 2004 and 2003, approximately $428,050 and $88,282 respectively, of revenue from the LACD operations was used to finance the development of the Wearable Kidney. The balance of the funding for such development was derived from third party investment.

         RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003.

         Medical service revenue for the six months ended June 30, 2004 increased approximately 23.1% to $2,003,605 from $1,627,557 for the six months ended June 30, 2003. For the three months ended June 30, 2004 and 2003 medical service revenue increased approximately 29.6% from $780,333 to $1,011,571 respectively. This increase primarily resulted from an increase in patient volume due to hospitalizations in hemodialysis services . At the same time patient volume in acute services slightly increased.

         Operating expenses for the three months ended June 30, 2004 increased by 59.9% to $1,265,738 from $791,794 for the three months ended June 30, 2003. For the six months ended June 30, 2004 operating expenses increased by 33.6% to $2,260,622 from $1,692,489 for the same period of 2003. Total operating expenses include (i) cost of medical services, (ii) selling, general and administrative expenses, and (iii) research and development expenses, as follows:

         Cost of medical services for the three months ended June 30, 2004 increased 51.6% to $786,867 from $519,061 for the three months ended June 30, 2003. For the six months ended June 30, 2004 cost of medical services increased approximately 35.5% to $1,496,899 from $1,104,425 for the same period of 2003. Cost of medical services primarily consists of two (2) categories: (i) medical services and supplies, and (ii) outside services. The primary reason for the increase in cost of medical services is the increase in medical service patient volume as noted above in medical service revenue.

         Selling, general and administrative expenses during the three months ended June 30, 2004 decreased 34.5% to $167,483 from $255,691 during the three months ended June 30, 2003. For the six months ended June 30, 2004 selling, general and administrative expenses decreased 34.0% to $307,021 from $465,449 for the same period of time in 2003. This decrease was primarily the result of decreases in insurance expenses of approximately $65,000, computer expenses of approximately $20,000, bank service charges of approximately $14,000, and legal fees of approximately $17,000. Insurance expense and legal expense decreased due primarily to a temporary suspension of an extra layer of insurance coverage with respect to the dialysis operations and a lower level of corporate activity requiring legal services. Computer expenses decreased due to canceling services from software developers. Bank service charges decreased due to an increase in our cash accounts.

         Depreciation and amortization expense during the three months ended June 30, 2004 decreased approximately 7.9% to $15,700 from $17,042 during the three months ended June 30, 2003. For the six months of 2004 depreciation and amortization expense decreased 8.3% to $31,479 from $34,333 for the six months of 2003. The slight decrease in expenses is a result of certain assets having been fully depreciated.

         Research and development expenses for the wearable artificial kidney device in the second quarter of 2004 amounted to approximately $295,710. For the six months ended June 30, 2004 research and development expenses amounted to $428,050. These expenses include: legal fees; payments to 3 part-time physicians working on projects; expenses to conduct internal lab tests; animal tests and construction of a model of a wearable artificial kidney. Also, since Dr. Gura devotes 70% of his time to the project, that percentage of his payroll expenses was allocated to research and development expenses. Prior to the research and development endeavor, Dr. Gura's time was devoted primarily to our operations and therefore his salary and related expenses were included in selling, general and administrative expenses. Expenses incurred in the second quarter of 2003 were $0 and for the six months ended June 30, 2003 were $88,282.

         As a result of the foregoing, we generated a net loss of $273,515 during the three months ended June 30, 2004 as compared to a net loss of $24,801 during the three months ended June 30, 2003. We experienced a loss from operations during the three months ended June 30, 2004 of $254,189 compared to a loss from operations of $11,461 during the three months ended June 30, 2003. We will need to reduce our selling, general and administrative expenses, both in amounts and as a percentage of revenues, in order to move toward profitable operations.

LIQUIDITY AND CAPITAL RESOURCES.

         At June 30, 2004, the ratio of current assets to current liabilities was .59 to 1.00 compared to .60 to 1.00 at December 31, 2003.

         Our cash flow needs for the three months ended June 30, 2004 were primarily provided from operations and from proceeds from the sale of our common stock. We had a working capital deficit of approximately $500,683 at June 30, 2004. The working capital deficit at December 31, 2003 was approximately $474,286.

         We have taken the following measures designed to return our operations back to profitability.

         First, operating costs have been reduced by eliminating certain staff positions; and, second, efficiencies in operations are being improved by shifting service days to certain patients in order to yield a more steady flow of service revenue, thereby minimizing the cost of patient service.

         As of June 30, 2004, we had long-term borrowings in the aggregate amount of $1,158,158 the current portion of which was $201,285. As of December 31, 2003, we had aggregate long-term borrowings of $1,254,179, the current portion of which was $274,699. Long term borrowings as of June 30, 2004 decreased by $96,021 as compared with December 31, 2003.

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

         In November 2001 the debts owing to us by Medical Group, Inc., or Medipace, a medical group in Los Angeles, California, of which Victor Gura is a director, were consolidated into a single promissory note in the principal amount of $218,919, bearing interest at the rate of 8% per annum. Under the note, Medipace is obligated to make monthly interest payments in the amount of $1,479.73 commencing December 31, 2001 for 24 months, with principal and accrued interest due at maturity on December 31, 2003. Medipace has continued to make monthly payments of from $4,000 to $4,500 and as of June 30, 2004 owed principal of approximately $160,625 on this obligation.

         In connection with a transaction that was completed on October 18, 1996, on April 15, 1997, certain promissory note payors assigned 630,206 shares of Common Stock to Isaac Flombaum, who executed a promissory note payable to us in the principal amount of approximately $865,000. As of December 31, 2002, the obligations owing to us by Mr. Flombaum were secured by 270,206 shares of Common Stock, which were held in escrow. On May 15, 2003, we foreclosed upon the note and obtained the return of the 270,206 shares of Common Stock.

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

         SUBSEQUENT EVENTS

         Dr. Gura, our President, completed the conceptual design of the Wearable Kidney in September 2001 and assigned all of his right, title and interest in the technology to us in exchange for a note for $100,000 and options to purchase up to 5,000,000 shares of our common stock. We filed the initial three patent applications for the Wearable Kidney technology in 2001 and have continued pursuing the research and development since that time. On November 15, 2004, we announced that we had developed a working prototype of a Wearable Kidney, or the Prototype, which is designed to be powered by a battery and to operate continuously, and that a version of the Prototype has been successfully tested in bench studies and has performed safely and effectively in animal testing studies conducted at the research facilities of Cedars Sinai Medical Center in Los Angeles, California, or Cedars. The results of this research were also presented in the annual meeting of the American Society of Nephrology in November, 2004; an abstract of the presentation was published in the Journal of the American Society of Nephrology. We have demonstrated the feasibility of the device by testing it on twelve pigs. We do not currently plan to do further animal studies since our management believes that those experiments constitute all of the animal studies normally required prior to beginning clinical studies on human subjects. As of June 21, 2005, we are in the process of preparing applications to initiate human clinical trials. Management believes that the FDA will classify it as a Class III device and that one or more clinical trials on humans will be required before we may obtain approval to bring the Wearable Kidney to market.

         As of June 21, 2005, we had filed 6 unique patent applications in the U.S. Copies of the U.S. patent applications have been filed under the Patent Cooperation Treaty or PCT and then in various foreign countries including Australia, Brazil, the European Union, Japan, Mexico and Sweden. These patent applications, in general, cover the overall Wearable Kidney system as well as specific parts and methods, including maintenance of the Wearable Kidney's light weight, its low power consumption, and its relative ease of operation.

         On April 11, 2005, we announced that we had received a Notice of Allowance from the U.S. Patent and Trademark Office for a patent application covering the design of a wearable artificial kidney. In effect, the application has been examined and allowed for issuance as a patent. Management anticipates that the patent will issue within the next few months.

         On April 26, 2005 we announced the development of a Wearable Ultrafiltration Device to remove excess fluid from patients with Congestive Heart Failure, or CHF. The prototype device is intended to be worn as a belt and operated with batteries --- much like our Wearable Kidney device --- and is intended to work 24 hours a day, 7 days a week. Although ultrafiltration is increasingly being used in the treatment of CHF, it is always performed in hospitals and there is currently no device that allows one to perform the treatment in an outpatient, continuous, ambulatory setting. The Wearable Ultrafiltration Device has been successfully tested on animals in our research laboratory facility at Cedars Sinai Hospital in Los Angeles, California. The main benefit offered by this device is that it is intended to keep CHF patients free of salt and fluid overload, a major cause of hospitalizations and death for these patients. It is anticipated that the use of this device will result in significant improvements in patients' quality of life and longevity while significantly reducing the enormous costs of treating this ever-growing CHF population. The Wearable Ultrafiltration Device was developed by Dr. Gura.

         In April 2005, we began conducting a private placement of 134 units of our securities. Each Unit consists of: (i) 50,000 shares of our Common Stock, or the Shares, at a purchase price of $0.75 per Share and (ii) 25,000 Class A Common Stock Purchase Warrants, or the Warrants. Each Warrant entitles the holder to purchase one Share at an exercise price of $1.25 per Share from the date of purchase through March 31, 2007. The number of Shares and Warrants which make up each Unit will increase if, on August 31, 2005, the closing price, or the Adjusted Closing Price of our Common Stock on the market on which our Common Stock normally trades is less than $0.75 per share. Upon occurrence of such event, we will issue an additional number of Shares per Unit so that, when added to the original 50,000 Shares, the new total, when multiplied by the Adjusted Closing Price, will equal $37,500 per Unit, provided, however, that the Adjusted Closing Price will in no event be lower than $0.50 per Share. At the same time, an additional number of Warrants equal to fifty percent of the additional number of Shares will be issued. No value will be assigned to the Warrants. Under certain circumstances, we will file a registration statement with the Commission in respect of the Shares and the shares underlying the Warrants, or Warrant Shares. As of June 21, 2005, we have sold 12 Units for total gross proceeds of $450,000.


ITEM 3.           CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Controller ("Certifying Officers") are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934) adequately meet intended objectives and are effective. Given our small size and operations, over the last year we utilized a preliminary and basic standard of internal controls and procedures related to our financial reporting for the period covered by this report. As of June 21, 2005, our management is in the process of developing and adopting new and more stringent controls and procedures and anticipates suprocedures to be in place prior to the end of fiscal year 2005.

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

         On April 7, 2005, we filed our annual report on Form 10-KSB for the year ended December 31, 2003; and on June 9, 2005, we filed our quarterly report on Form 10-QSB for the three months ended March 31, 2004. We expect to file our remaining outstanding Forms 10-QSB and our Form 10-KSB for the year ended December 31, 2004 within the next few months. Our lateness in filing these forms is due to a lack of funds during 2003 and early 2004 and is unrelated to any material weakness or deficiency in our internal controls and procedures.

                            PART II OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

         In February 2004, we settled a legal action brought by a vendor. Under the settlement, we have agreed to provide monetary relief in the amount of approximately $474,000, to be paid in installments over a five-year period. The present value of the cost of the settlement was $379,563. At June 30, 2004, the current portion of the liability recorded is $20,888 and is included in "Accounts Payable"; the remaining amount of $328,456 is classified as a non-current liability in the accompanying Balance Sheets.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three months ended June 30, 2004, we issued 1,320,000 shares to Victor Gura, our Chief Executive Officer and a director, at a price of $0.05 per share.

         During the three months ended June 30, 2004, we issued 166,660 shares to Dr. Berezovsky, or trusts of which Dr. Berezovsky is trustee, at a price of $0.05 per share.

         During the three months ended June 30, 2004, we issued 166,680 shares to Robert Snukal, one of our directors, at a price of $0.05 per share.

         SUBSEQUENT ISSUANCES OF UNREGISTERED SECURITIES

         In July 2004, we issued options for the purchase of up to 500,000 shares of common stock to consultants performing services to the Company at an exercise price of $0.07 per share. Options exercisable into 300,000 shares are currently exercisable.

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

         In December 2004, we issued options for the purchase of up to 250,000 shares of common stock to consultants performing services to us at an exercise price of $0.20 per share. Options exercisable into 50,000 shares are currently exercisable.

         In December 2004, we issued options for the purchase of up to 250,000 shares of common stock to a consultant who provided services to us at an exercise price of $0.07 per share. The option term is five years. Options exercisable into 150,000 shares are currently exercisable.

         During the period July 1, 2004 to December 31, 2004, we issued a total of 6,566,644 shares of our common stock to officers, directors, and affiliates.

         In April 2005, we began conducting a private placement of 134 units of our securities. Each Unit consists of: (i) 50,000 shares of our Common Stock, or the Shares, at a purchase price of $0.75 per Share and (ii) 25,000 Class A Common Stock Purchase Warrants, or the Warrants. Each Warrant entitles the holder to purchase one Share at an exercise price of $1.25 per Share from the date of purchase through March 31, 2007. The number of Shares and Warrants which make up each Unit will increase if, on August 31, 2005, the closing price, or the Adjusted Closing Price of our Common Stock on the market on which our Common Stock normally trades is less than $0.75 per share. Upon occurrence of such event, we will issue an additional number of Shares per Unit so that, when added to the original 50,000 Shares, the new total, when multiplied by the Adjusted Closing Price, will equal $37,500 per Unit, provided, however, that the Adjusted Closing Price will in no event be lower than $0.50 per Share. At the same time, an additional number of Warrants equal to fifty percent of the additional number of Shares will be issued. No value will be assigned to the Warrants. Under certain circumstances, we will file a registration statement with the Commission in respect of the Shares and the shares underlying the Warrants, or Warrant Shares. As of June 21, 2005, we have sold 12 Units for total gross proceeds of $450,000.

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


Dated:  June 21, 2005                             NATIONAL QUALITY CARE, INC.


                                                  By: /s/ Victor Gura
                                                  Victor Gura
                                                  Chief Executive Officer,
                                                  Chief Financial Officer
                                                  and Director