Form 10QSB
period 2004-09-30
NATIONAL QUALITY CARE INC
filed 2005-07-18
CIK 872544

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2004

                         Commission file number: 0-19031


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

                                   YES [ ]  NO [X]

The number of shares of common stock outstanding as of July 14, 2005 was 37,540,322.


                                        NATIONAL QUALITY CARE, INC.

                                             TABLE OF CONTENTS
                                                                                                      Page
                                                                                                      ----


Part I - Financial Information...........................................................................1
     Item 1.   Financial Statements......................................................................1
               Consolidated Balance Sheets As Of September 30, 2004 And December 31, 2003................1

               Consolidated Income Statements (Unaudited) For The Three Months and Nine Months
               Ended September 30, 2004 And 2003.........................................................2

               Consolidated Statements Of Cash Flows (Unaudited) For The Nine Months Ended
               September 30, 2004 And 2003...............................................................3

               Notes To Consolidated Financial Statements September 30, 2004.............................5

     Item 2.   Management's Discussion And Analysis Of Financial Condition And Results Of Operations....11

     Item 3.   Controls and Procedures..................................................................15

Part II - Other Information.............................................................................15

     Item 1.   Legal Proceedings........................................................................15

     Item 2.   Unregistered Sales of Equity Securities And Use Of Proceeds..............................15

     Item 3.   Defaults Under Senior Securities.........................................................16

     Item 4.   Submissions Of Matters To A Vote Of Security Holders.....................................16

     Item 5.   Other Information........................................................................16

     Item 6.   Exhibits And Reports On Form 8-K.........................................................16

Signatures..............................................................................................18


                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                       AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

ASSETS
                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                    2004           2003
                                                                 (UNAUDITED)    (UNAUDITED)
                                                                 -----------    -----------
CURRENT ASSETS
   Cash and cash equivalents                                     $     5,401    $     4,015
   Accounts receivable - net of allowance for doubtful
   accounts of $115,485 in 2004 and $115,485 in 2003                 730,981        662,806
   Supplies inventory                                                 65,403         43,345
   Other                                                              50,300         11,021
                                                                 -----------    -----------
          Total current assets                                       852,085        721,187

PROPERTY AND EQUIPMENT, NET                                          167,610        216,166
Accrued financial cost, net                                           79,146             --
Intangible assets - Technology Rights                                100,000        100,000
                                                                 -----------    -----------
          Total Assets                                           $ 1,198,841    $ 1,037,853
                                                                 ===========    ===========

                            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Bank Overdraft                                                $    80,604    $    40,900
   Accounts payable                                                  724,993        428,684
   Accrued expenses                                                  435,489        451,190
   Deferred compensation                                              46,000             --
   Accrued settlement cost                                            20,000             --
   Notes payable and current portion of long-term debt               192,221        274,699
                                                                 -----------    -----------
          Total current liabilities                                1,499,307      1,195,473

LONG-TERM DEBT, NET OF CURRENT PORTION                               936,263        979,480
                                                                 -----------    -----------
          Total liabilities                                        2,435,570      2,174,953
                                                                 -----------    -----------

STOCKHOLDERS' DEFICIT
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, no shares issued and outstanding                         --             --
   Common stock, $.01 par value, 50,000,000 shares authorized;
     34,640,322 & 25,270,338 shares issued and outstanding as
     of September 30, 2004 and December 31, 2003 respectively        346,402        252,703
   Additional paid-in capital                                      3,109,214      2,741,414
   Receivables from stockholders, net                                (82,215)      (120,845)
   Accumulated deficit                                            (4,610,130)    (4,010,372)
                                                                 -----------    -----------
     Total stockholders' deficit                                  (1,236,729)    (1,137,100)
                                                                 -----------    -----------
     Total liabilities and stockholders' deficit                 $ 1,198,841    $ 1,037,853
                                                                 ===========    ===========

See accompanying notes to these financial statements





                              NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                               2004            2003           2004             2003
                                           ------------    ------------    ------------    ------------
REVENUE
     Medical services                      $  1,074,938    $    783,735    $  3,078,542       2,411,292
                                           ------------    ------------    ------------    ------------
         Total revenue                        1,074,938         783,735       3,078,542       2,411,292
                                           ------------    ------------    ------------    ------------

OPERATING EXPENSES
     Cost of medical services                   744,164         640,572       2,241,063       1,745,914
     Selling, general and administrative        251,515         474,742         555,710         929,095
     Depreciation and amortization               15,575          17,553          47,054          51,886
                                           ------------    ------------    ------------    ------------
     Subtotal operating expenses              1,011,254       1,132,867       2,843,827       2,726,895
     Research and Development                   355,981         108,968         784,031         210,613
                                           ------------    ------------    ------------    ------------
       Total Operating Expenses               1,367,235       1,241,835       3,627,858       2,937,508
                                           ------------    ------------    ------------    ------------
       (Loss)  from operations                 (292,297)       (458,100)       (549,316)       (526,216)
                                           ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
     Interest expense                           (14,802)        (70,669)        (35,079)        (82,030)
     Other income (expense), net                 (2,780)       (230,114)        (15,363)       (168,168)
                                           ------------    ------------    ------------    ------------
         Total other income (expense)           (17,582)       (300,783)        (50,442)       (250,198)
                                           ------------    ------------    ------------    ------------
     (Loss) before income taxes                (309,879)       (758,883)       (599,758)       (776,414)

PROVISION FOR INCOME TAXES                           --              --              --              --
                                           ------------    ------------    ------------    ------------

NET (LOSS)                                 $   (309,879)   $   (758,883)   $   (599,758)   $   (776,414)
                                           ============    ============    ============    ============
BASIC AND DILUTED LOSS PER SHARE           $      (0.01)   $      (0.05)   $      (0.02)   $      (0.05)
                                           ============    ============    ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING
         BASIC                               32,467,752      17,455,940      29,691,783      15,156,731
                                           ============    ============    ============    ============
         DILUTED                             32,467,752      17,455,940      29,691,783      15,156,731
                                           ============    ============    ============    ============

See accompanying notes to these financial statements




                      NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                                   2004         2003
                                                                 ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                      $(599,758)   $(776,414)
   Adjustments to reconcile net income to net cash provided in operating activities:
     Depreciation and amortization                                  47,054       51,886
          Amortization of finance cost                              11,586           --
          Provision for Doubtful Accounts                               --       20,516
          Issuance of common stock for services                         --        4,833
          Issuance of common stock for employees compensation           --      105,266
          Issuance of common stock options for services             39,000           --
          Expense recognized on options granted/vested                  --       76,700
       Changes in assets and liabilities:
       Accounts receivable                                         (68,175)    (127,703)
       Supplies inventory                                          (22,058)      (1,907)
       Other assets                                                (38,779)      13,188
       Accounts payable and cash overdraft                         336,013       97,297
       Accrued Expenses                                              4,299       93,974
                                                                 ---------    ---------
         Net cash provided (used) by operating activities         (290,818)    (442,364)
                                                                 ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Changes in receivable from stockholder, net                       38,630      169,940
  Sale (purchase) of Equipment                                       1,502       (1,501)
                                                                 ---------    ---------
        Net cash provided by investing activities                   40,132      168,439
                                                                 ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment) of short and long-term borrowings       (125,695)     113,644
  Issuance of Common Stock                                         377,767      153,000
                                                                 ---------    ---------
  Net cash provided (used) by financing activities                 252,072      266,644
                                                                 ---------    ---------

NET INCREASE (DECREASE) IN CASH                                      1,386       (7,281)
CASH, beginning of period                                            4,015       15,187
                                                                 ---------    ---------
CASH, end of period                                              $   5,401    $   7,906
                                                                 =========    =========




                  NATIONAL QUALITY CARE, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 CONTINUED


                                                                   2004          2003
                                                                 ---------    ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for
     Interest                                                    $  35,079    $  82,008
     Income taxes                                                $      --    $      --


In 2003, the Company issued common stock for services valued at $4,833.

In 2003, the Company issued common stock as compensation to employees valued at $105,266.

In 2003, the Company recognized an expense of $76,700 for the fair value of options and warrants granted.

In 2003, the Company converted $593,131 of accounts payable to long-term debt.

In 2004, the Company recognized an expense of $39,000 for the fair value of options granted.

In 2004, the Company issued stock for debt guarantee valued at $90,732.

See accompanying notes to these financial statements

                           NATIONAL QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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

         BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements represent the financial activity of National Quality Care, Inc. and its subsidiary Los Angeles Community Dialysis, Inc., or LACD . The consolidated financial statements for the three months and nine months ended September 30, 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information in the US and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended September 30, 2004 included herein. The consolidated financial statements include the accounts of the Company and LACD. All inter-company transactions were eliminated. Our fiscal year ends on December 31 each year. The financial statements and notes are representations of the management and the Board of Directors who are responsible for their integrity and objectivity.

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

         STOCK OPTIONS

         Effective January 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "SHARE-BASED PAYMENTS," using the modified retrospective transition method, which allows the restatement of prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under the provisions of SFAS No. 123. The prior periods did not need to be restated since no options or warrants were issued during the three and nine months ended September 30, 2003.

         During the three months ended September 30, 2004, the Company granted options convertible into 1,000,000 shares of common stock at an average exercise price of $0.06 per share, and the average fair value of these options was $0.09 per share. Options exercisable into 400,000 shares were immediately vested. As of September 30, 2004, approximately $ 46,000 of deferred stock-based compensation expense remains to be amortized over the remaining vesting periods of the options and restricted stock, and is included in additional paid-in capital on the consolidated balance sheets. The Company recorded $39,000 and $0 for warrants expense in the nine months ended September 30, 2004 and 2003, respectively

         The Black-Scholes fair value based method has been applied in measuring stock compensation expense. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

         The following assumptions were used to value grants:

                                               September 30, 2004     September 30, 2003
                                               ------------------     ------------------
          Dividend yield                              0.00%                    --
          Expected volatility                   622.20% to 773.89%             --
          Risk-free interest rate                3.90% to 4.15%                --
          Expected lives (in years)                  3 to 5                    --

         INDEPENDENT CONSULTANT STOCK OPTIONS

         During the three months ended September 30, 2004, the Company's Board of Directors approved the grant of stock options to independent consultants to purchase an aggregate of 500,000 shares of its common stock. These options have an exercise price of $0.07 and as of September 30, 2004, 300,000 of these option shares were vested. As a result, the Company has recorded $ 22,000 in "Deferred compensation," which will be amortized to expense over the vesting period (milestones) of the options. These options were not issued as part of any of the Company's registered Stock Option Plans.

         During the three months ended September 30, 2004, the Company's Board of Directors approved the grant of stock options to independent consultants to purchase an aggregate of 500,000 shares of its common stock. These options have an exercise price of $0.05 and as of September 30, 2004, 100,000 of these option shares were vested. As a result, the Company has recorded $ 24,000 in "Deferred compensation," which will be amortized to expense over the vesting period (milestones) of the options. These options were not issued as part of any of the Company's registered Stock Option Plans. The Company recognized $39,000 in expense related to the issuance of the options which were vested as of September 30, 2004.

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

         FINANCIAL COST

         In August 2004, we issued 1,814,644 shares of common stock to Victor Gura, our Chief Executive Officer and a director, for debt guarantee. During the three months ended September 30, 2004, the Company accrued $90,732 for the value of the shares of common stock issued. The amount will be amortized to interest expense over the term of the underlying debt.

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

         In December 2004, the FASB issued a revision to SFAS 123, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of such equity instruments. This statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that we currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of this standard is for periods beginning after June 15, 2005. We adopted the provisions of SFAS 123 in 2004. This will result in us having to expense option and warrant grants to employees.

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

         In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment"("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management has adopted SFAS 123(R) for share-based payments.

4.       GOING CONCERN

         We recorded a net loss of $309,879 in the quarter ending September 30, 2004, and as of September 30, 2004 our current liabilities exceeded our current assets by $647,222. To date, we have relied primarily on operating cash flow and debt to sustain our operations. Our management has taken certain actions and is pursuing financing measures to support our current operating plan, including taking appropriate measures to continue raising equity and other financing from various sources and actively marketing to increase our patient base. Management believes that our ability to sustain operations and pursue research and development activities depends on our ability to raise sufficient capital. We have obtained additional financing subsequent to September 30, 2004, which is disclosed in Footnote 8. Subsequent Events.

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

For the nine months ending                Medical      Therapy
   September 30, 2004                     Services      Device         Total
                                        -----------   -----------   -----------
Total income                            $ 3,078,542   $        --   $ 3,078,542
Operating Income (loss)                     234,715      (784,031)     (549,316)
Property and equipment, net                 167,610            --       167,610
Interest income (expense)                   (35,079)           --       (35,079)


For the nine months ending
   September 30, 2003
Total income                              2,411,292            --     2,411,292
Operating Income (loss)                    (315,603)     (210,613)     (526,216)
Property and equipment, net                 281,782            --       281,782
Interest income (expense)                   (82,030)           --       (82,030)

6.       RELATED PARTY TRANSACTIONS

         OFFICE SPACE

         We provide a portion of our corporate office space to an affiliated entity. We lease this facility for $1,700 per month and provide the space to the affiliate at no charge.

         We lease our corporate administrative offices on a month-to-month basis from a company in which our chief executive office is a majority shareholder. Total rent paid was $5,200 for the year ending December 31,2003. Total rent paid by us was $12,600 for the nine months ended September 30, 2004. The lease is month-to-month.

7.       EQUITY

         During the three months ended September 30, 2004, we issued 502,000 shares to Victor Gura, our Chief Executive Officer and a director, at a price of $0.05 per share.

         During the three months ended September 30, 2004, we issued 500,000 shares to Dr. Berezovsky, or trusts of which Dr. Berezovsky is trustee, at a price of $0.05 per share.

         During the three months ended September 30, 2004, we issued 2,000,000 shares to Robert Snukal, one of our directors, at a price of $0.05 per share.

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

         In August 2004, we issued 1,814,644 shares of common stock to Victor Gura, our Chief Executive Officer and a director, for debt guarantee.

8.       SUBSEQUENT EVENTS

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

         During the period October 1, 2004 to December 31, 2004, we issued a total of 1,750,000 shares of our common stock to officers, directors, and affiliates and we issued a total of 500,000 shares of our common stock at a purchase price of $.20 per share to two individuals who are qualified investors.

         In April 2005, we began conducting a private placement of 134 units of our securities. Each Unit consists of: (i) 50,000 shares of our Common Stock, or the Shares, at a purchase price of $0.75 per Share and (ii) 25,000 Class A Common Stock Purchase Warrants, or the Warrants. Each Warrant entitles the holder to purchase one Share at an exercise price of $1.25 per Share from the date of purchase through March 31, 2007. The number of Shares and Warrants which make up each Unit will increase if, on August 31, 2005, the closing price, or the Adjusted Closing Price of our Common Stock on the market on which our Common Stock normally trades is less than $0.75 per share. Upon occurrence of such event, we will issue an additional number of Shares per Unit so that, when added to the original 50,000 Shares, the new total, when multiplied by the Adjusted Closing Price, will equal $37,500 per Unit, PROVIDED, HOWEVER, that the Adjusted Closing Price will in no event be lower than $0.50 per Share. At the same time, an additional number of Warrants equal to fifty percent of the additional number of Shares will be issued. No value will be assigned to the Warrants. Under certain circumstances, we will file a registration statement with the Commission in respect of the Shares and the shares underlying the Warrants, or Warrant Shares. As of July 14, 2005, we have sold 13 Units for total gross proceeds of $487,500.

         In June 2005, we settled a legal action brought by a former employee. Under the settlement, we have agreed to provide monetary relief in the amount of approximately $20,000, to be paid in installments. During the three months ended September 30, 2004, the Company has accrued a liability of $20,000 related to this matter.

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

         BACKGROUND

         As of July 14, 2005, we offer dialysis services for chronic and acute care through one dialysis center with an aggregate of 20 stations in Los Angeles, California. In addition, we currently provide inpatient dialysis services by contract to several hospitals in the State of California. Payment for services is primarily provided by third party payors, including Medicare, Medi-Cal (a California State health agency) and commercial insurance companies. Although we have been operating this business for a number of years, we have been unable to grow for a number of reasons:

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

         While we have continued to operate our dialysis services operation, and while this operation generates 100% of our revenues, our Board of Directors has nevertheless determined that it is in the best interests of our shareholders for us to focus principally on completion of the development and eventual commercial marketing of the Wearable Kidney for dialysis and other medical applications. To this end, we are considering disposing completely of our dialysis business operations in order to dedicate all of our scientific resources to this task of bringing the Wearable Kidney to market. In the first nine months of 2004 and 2003, approximately $784,031 and $210,613 respectively, of revenue from the LACD operations was used to finance the development of the Wearable Kidney. The balance of the funding for such development was derived from third party investment.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003.

         Medical service revenue for the nine months ended September 30, 2004 increased approximately 27.7% to $3,078,542 from $2,411,292 for the nine months ended September 30, 2003. For the three months ended September 30, 2004 and 2003 medical service revenue increased approximately 37.2% from $783,735 to $1,074,938 respectively. This increase primarily resulted from an increase in patient volume due to hospitalizations in hemodialysis services . At the same time patient volume in acute services slightly increased.

         Operating expenses for the three months ended September 30, 2004 increased by 10.1% to $1,367,235 from $1,241,835 for the three months ended September 30, 2003. For the nine months ended September 30, 2004 operating expenses increased by 23.5% to $3,627,858 from $2,937,508 for the same period of 2003. Total operating expenses include (i) cost of medical services, (ii) selling, general and administrative expenses, and (iii) research and development expenses, as follows:

         Cost of medical services for the three months ended September 30, 2004 increased 16.2% to $744,164 from $640,572 for the three months ended September 30, 2003. For the nine months ended September 30, 2004 cost of medical services increased approximately 28.4% to $2,241,063 from $1,745,914 for the same period of 2003. Cost of medical services primarily consists of two (2) categories: (i) medical services and supplies, and (ii) outside services. The primary reason for the increase in cost of medical services is the increase in medical service patient volume as noted above in medical service revenue.

         Selling, general and administrative expenses during the three months ended September 30, 2004 decreased 47.0% to $251,515 from $474,742 during the three months ended September 30, 2003. For the nine months ended September 30, 2004 selling, general and administrative expenses decreased 40.2% to $555,710 from $929,095 for the same period of time in 2003. This decrease was primarily the result of decreases in insurance expenses of approximately $50,000, consulting fees of approximately $123,000, computer expenses of approximately $21,000, bank service charges of approximately $23,000, and legal fees of approximately $24,000. Insurance expense and legal expense decreased due primarily to a temporary suspension of an extra layer of insurance coverage with respect to the dialysis operations and a lower level of corporate activity requiring legal services. Consulting fees increased due to various doctors assisting with our development process. Computer expenses decreased due to canceling services from software developers. Bank service charges decreased due to an increase in our cash accounts.

         Depreciation and amortization expense during the three months ended September 30, 2004 decreased approximately 11.3% to $15,575 from $17,553 during the three months ended September 30, 2003. For the nine months of 2004 depreciation and amortization expense decreased 9.3% to $47,054 from $51,886 for the nine months of 2003. The slight decrease in expenses is a result of certain assets having been fully depreciated.

         Research and development expenses for the wearable artificial kidney device in the third quarter of 2004 amounted to approximately $355,981. For the nine months ended September 30, 2004 research and development expenses amounted to $784,031. These expenses include: legal fees; payments to 3 part-time physicians working on projects; expenses to conduct internal lab tests; animal tests and construction of a model of a wearable artificial kidney. Also, since Dr. Gura devotes 70% of his time to the project, that percentage of his payroll expenses was allocated to research and development expenses. Prior to the research and development endeavor, Dr. Gura's time was devoted primarily to our operations and therefore his salary and related expenses were included in selling, general and administrative expenses. Expenses incurred in the third quarter of 2003 were $108,968 and for the nine months ended September 30, 2003 were $210,613.

         As a result of the foregoing, we generated a net loss of $309,879 during the three months ended September 30, 2004 as compared to a net loss of $758,883 during the three months ended September 30, 2003. For the nine months of 2004 we generated a loss of $599,758 as compared to a loss of $776,414 for the same period of 2003. We experienced a loss from operations during the three months ended September 30, 2004 of $292,297 compared to a loss from operations of $458,100 during the three months ended September 30, 2003. For the nine month period ended September 30, 2004 we experienced a loss from operations of $549,316 compared to a loss of $526,216 for the same period of 2003. We will need to reduce our selling, general and administrative expenses, both in amounts and as a percentage of revenues, in order to move toward profitable operations.

LIQUIDITY AND CAPITAL RESOURCES.

         At September 30, 2004, the ratio of current assets to current liabilities was .57 to 1.00 compared to .60 to 1.00 at December 31, 2003.

         Our cash flow needs for the three months ended September 30, 2004 were primarily provided from operations and from proceeds from the sale of our common stock. We had a working capital deficit of approximately $647,222 at September 30, 2004. The working capital deficit at December 31, 2003 was approximately $474,286.

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

         As of September 30, 2004, we had long-term borrowings in the aggregate amount of $1,128,484 the current portion of which was $192,221. As of December 31, 2003, we had aggregate long-term borrowings of $1,254,179, the current portion of which was $274,699. Long term borrowings as of September 30, 2004 decreased by $125,695 as compared with December 31, 2003.

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

         In November 2001 the debts owing to us by Medical Group, Inc., or Medipace, a medical group in Los Angeles, California, of which Victor Gura is a director, were consolidated into a single promissory note in the principal amount of $218,919, bearing interest at the rate of 8% per annum. Under the note, Medipace is obligated to make monthly interest payments in the amount of $1,479.73 commencing December 31, 2001 for 24 months, with principal and accrued interest due at maturity on December 31, 2003. Medipace has continued to make monthly payments of from $4,000 to $4,500 and as of September 30, 2004 owed principal of approximately $156,186 on this obligation.

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

         SUBSEQUENT EVENTS

         Dr. Gura, our President, completed the conceptual design of the Wearable Kidney in September 2001 and assigned all of his right, title and interest in the technology to us in exchange for a note for $100,000 and options to purchase up to 5,000,000 shares of our common stock. We filed the initial three patent applications for the Wearable Kidney technology in 2001 and have continued pursuing the research and development since that time. On November 15, 2004, we announced that we had developed a working prototype of a Wearable Kidney, or the Prototype, which is designed to be powered by a battery and to operate continuously, and that a version of the Prototype has been successfully tested in bench studies and has performed safely and effectively in animal testing studies conducted at the research facilities of Cedars Sinai Medical Center in Los Angeles, California, or Cedars. The results of this research were also presented in the annual meeting of the American Society of Nephrology in November, 2004; an abstract of the presentation was published in the Journal of the American Society of Nephrology. We have demonstrated the feasibility of the device by testing it on twelve pigs. We do not currently plan to do further animal studies since our management believes that those experiments constitute all of the animal studies normally required prior to beginning clinical studies on human subjects. As of July 14, 2005, we are in the process of preparing applications to initiate human clinical trials. Management believes that the FDA will classify it as a Class III device and that one or more clinical trials on humans will be required before we may obtain approval to bring the Wearable Kidney to market.

         As of July 14, 2005, we had filed 6 unique patent applications in the U.S. Copies of the U.S. patent applications have been filed under the Patent Cooperation Treaty or PCT and then in various foreign countries including Australia, Brazil, the European Union, Japan, Mexico and Sweden. These patent applications, in general, cover the overall Wearable Kidney system as well as specific parts and methods, including maintenance of the Wearable Kidney's light weight, its low power consumption, and its relative ease of operation.

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

         In April 2005, we began conducting a private placement of 134 units of our securities. Each Unit consists of: (i) 50,000 shares of our Common Stock, or the Shares, at a purchase price of $0.75 per Share and (ii) 25,000 Class A Common Stock Purchase Warrants, or the Warrants. Each Warrant entitles the holder to purchase one Share at an exercise price of $1.25 per Share from the date of purchase through March 31, 2007. The number of Shares and Warrants which make up each Unit will increase if, on August 31, 2005, the closing price, or the Adjusted Closing Price of our Common Stock on the market on which our Common Stock normally trades is less than $0.75 per share. Upon occurrence of such event, we will issue an additional number of Shares per Unit so that, when added to the original 50,000 Shares, the new total, when multiplied by the Adjusted Closing Price, will equal $37,500 per Unit, PROVIDED, HOWEVER, that the Adjusted Closing Price will in no event be lower than $0.50 per Share. At the same time, an additional number of Warrants equal to fifty percent of the additional number of Shares will be issued. No value will be assigned to the Warrants. Under certain circumstances, we will file a registration statement with the Commission in respect of the Shares and the shares underlying the Warrants, or Warrant Shares. As of July 14, 2005, we have sold 13 Units for total gross proceeds of $487,500.

ITEM 3. CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Controller ("Certifying Officers") are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934) adequately meet intended objectives and are effective. Given our small size and operations, over the last year we utilized a preliminary and basic standard of internal controls and procedures related to our financial reporting for the period covered by this report. As of July 14, 2005, our management is in the process of developing and adopting new and more stringent controls and procedures and anticipates procedures to be in place prior to the end of fiscal year 2005.

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

         On April 7, 2005, we filed our annual report on Form 10-KSB for the year ended December 31, 2003; and on June 9, 2005, we filed our quarterly report on Form 10-QSB for the three months ended March 31, 2004. On June 22, 2005, we filed our quarterly report on Form 10-QSB for the three months ended June 30, 2004. We expect to file our remaining outstanding Form 10-KSB for the year ended December 31, 2004 within the next few months. Our lateness in filing these forms is due to a lack of funds during 2003 and early 2004 and is unrelated to any material weakness or deficiency in our internal controls and procedures.


                            PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         In February 2004, we settled a legal action brought by a vendor. Under the settlement, we have agreed to provide monetary relief in the amount of approximately $474,000, to be paid in installments over a five-year period. The present value of the cost of the settlement was $379,563. At September 30, 2004, the current portion of the liability recorded is $23,302 and is included in "Accounts Payable"; the remaining amount of $330,319 is classified as a non-current liability in the accompanying Balance Sheets.

         In June 2005, we settled a legal action brought by a former employee. Under the settlement, we have agreed to provide monetary relief in the amount of approximately $20,000, to be paid in installments. During the three months ended September 30, 2004, the Company accrued a liability of $20,000.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three months ended September 30, 2004, we issued 502,000 shares to Victor Gura, our Chief Executive Officer and a director, at a price of $0.05 per share.

         During the three months ended September 30, 2004, we issued 500,000 shares to Dr. Berezovsky, or trusts of which Dr. Berezovsky is trustee, at a price of $0.05 per share.

         During the three months ended September 30, 2004, we issued 2,000,000 shares to Robert Snukal, one of our directors, at a price of $0.05 per share.

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

         In August 2004, we issued 1,814,644 shares of common stock to Victor Gura, our Chief Executive Officer and a director, for debt guarantee.

         SUBSEQUENT ISSUANCES OF UNREGISTERED SECURITIES

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

         During the period October 1, 2004 to December 31, 2004, we issued a total of 1,750,000 shares of our common stock to officers, directors, and affiliates and we issued a total of 500,000 shares of our common stock at a purchase price of $.20 per share to two individuals who are qualified investors.

         In April 2005, we began conducting a private placement of 134 units of our securities. Each Unit consists of: (i) 50,000 shares of our Common Stock, or the Shares, at a purchase price of $0.75 per Share and (ii) 25,000 Class A Common Stock Purchase Warrants, or the Warrants. Each Warrant entitles the holder to purchase one Share at an exercise price of $1.25 per Share from the date of purchase through March 31, 2007. The number of Shares and Warrants which make up each Unit will increase if, on August 31, 2005, the closing price, or the Adjusted Closing Price of our Common Stock on the market on which our Common Stock normally trades is less than $0.75 per share. Upon occurrence of such event, we will issue an additional number of Shares per Unit so that, when added to the original 50,000 Shares, the new total, when multiplied by the Adjusted Closing Price, will equal $37,500 per Unit, PROVIDED, HOWEVER, that the Adjusted Closing Price will in no event be lower than $0.50 per Share. At the same time, an additional number of Warrants equal to fifty percent of the additional number of Shares will be issued. No value will be assigned to the Warrants. Under certain circumstances, we will file a registration statement with the Commission in respect of the Shares and the shares underlying the Warrants, or Warrant Shares. As of July 14, 2005, we have sold 13 Units for total gross proceeds of $487,500.

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


Dated:  July 14, 2005                       NATIONAL QUALITY CARE, INC.


                                            By: /s/ Victor Gura
                                                --------------------------------
                                                Victor Gura
                                                Chief Executive Officer,
                                                Chief Financial Officer
                                                and Director