Form 10KSB
period 2004-12-31
NATIONAL QUALITY CARE INC
filed 2005-08-29
CIK 872544

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number: 0-19031

                           NATIONAL QUALITY CARE, INC.
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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The number of shares outstanding of its common stock as of August 15, 2005 was 37,590,322. The aggregate market value of the common stock (shares) held by non-affiliates, based on the closing market price ($0.58) of the common stock as of August 15, 2005 was $3,491,638. The issuer's revenues for the fiscal year ended December 31, 2004 were $4,001,232.

                                         TABLE OF CONTENTS TO ANNUAL REPORT
                                                   ON FORM 10-KSB
                                            YEAR ENDED DECEMBER 31, 2004

                                                                                                               Page
                                                                                                               ----
                                                       Part I

Item 1.           Description of Business.........................................................................2

Item 2.           Description of Properties......................................................................22

Item 3.           Legal Proceedings..............................................................................22

Item 4.           Submission of Matters to a Vote of Security Holders............................................22

                                                      Part II

Item 5.           Market for Common Equity and Related Stockholder Matters and Small Business Issuer
                  Purchase of Equity Securities..................................................................22

Item 6.           Management's Discussion and Analysis or Plan of Operation......................................26

Item 7.           Financial Statements...........................................................................30

Item 8.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........30

Item 8A           Controls and Procedures........................................................................31

Item 8B           Other Information..............................................................................31

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

Item 10.          Executive Compensation.........................................................................34

Item 11.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                  Matters........................................................................................39

Item 12.          Certain Relationships and Related Transactions.................................................40

Item 13.          Exhibits.......................................................................................41

Item 14.          Principal Accountant Fees and Services.........................................................41


                                                         1

            CERTAIN STATEMENTS IN THIS ANNUAL REPORT CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE INCLUDE STATEMENTS ABOUT ANTICIPATED FINANCIAL PERFORMANCE, FUTURE REVENUES OR EARNINGS, BUSINESS PROSPECTS, PROJECTED VENTURES, NEW PRODUCTS, ANTICIPATED MARKET PERFORMANCE AND SIMILAR MATTERS. THE WORDS "BUDGETED," "ANTICIPATE," "PROJECT," "ESTIMATE," "EXPECT," "MAY," "BELIEVE," "POTENTIAL" AND SIMILAR STATEMENTS ARE INTENDED TO BE AMONG THE STATEMENTS THAT ARE FORWARD-LOOKING STATEMENTS. BECAUSE SUCH STATEMENTS REFLECT THE REALITY OF RISK AND UNCERTAINTY THAT IS INHERENT IN OUR BUSINESS, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SOME OF THESE RISKS AND UNCERTAINTY ARE RELATED TO OUR CURRENT BUSINESS SITUATION AND INCLUDE, BUT ARE NOT LIMITED TO, OUR INADEQUATE REVENUES, OUR HISTORY OF OPERATING LOSSES, OUR NEED FOR ADDITIONAL FINANCING, THE UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN AND DEPENDENCE ON OUR CURRENT MANAGEMENT TEAM. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH ARE MADE AS OF THE DATE THIS REPORT WAS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERMS "WE," "US" OR "OUR" REFER TO NATIONAL QUALITY CARE, INC, A DELAWARE CORPORATION. AND ITS WHOLLY-OWNED SUBSIDIARY, LOS ANGELES COMMUNITY DIALYSIS, INC., A CALIFORNIA CORPORATION, OR LACD.

         READERS ARE ADVISED THAT WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT UNANTICIPATED EVENTS OR DEVELOPMENTS.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

         OUR TWO BUSINESS OPERATIONS

         Our business consists of two distinct operations. The first such segment is our dialysis operation, where we act as a provider of integrated dialysis services for patients suffering from chronic kidney failure, also known as end-stage renal disease, or ESRD. These operations are conducted in LACD. The second such segment is the development of a wearable artificial kidney, or Wearable Kidney, on which we have been working for the last 3 years.

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

         Our dialysis business in its present volume does not generate enough positive cash flow. Our net income from operations has totaled approximately $187,000 and $60,000 for the year ended December 31, 2004 and 2003, respectively, and is not likely ever to generate enough cash flow to contribute significant amounts to research and development of new technologies. This research has led us to advanced development of our Wearable Kidney. The majority of funds used for research during this period has come from sales of our common stock to our affiliates and cash flow from our dialysis services business.

         While we have continued to operate our dialysis services operation, and while this operation generates 100% of our revenues, our board of directors has nevertheless determined that it is in the best interests of our stockholders for us to focus principally on completion of the development and eventual commercial marketing of the Wearable Kidney for dialysis and other medical applications. Moreover, we have devoted all available financial and personnel resources to research and development. To this end, we are considering disposing completely of our dialysis business operations in order to dedicate all of our scientific resources to this task of bringing the Wearable Kidney to market. In 2003 and 2004, we incurred approximately $379,000 and $1,065,000, respectively, in research and development costs associated with the Wearable Kidney. The development costs were funded through debt and equity financing and LACD operations.

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

         Since there is no cure for chronic renal failure (except for a kidney transplant), treatment focuses on controlling the symptoms, minimizing complications and slowing the progression of the disease. Typical treatments include addressing blood sugar and blood pressure issues with medication; implementing dietary changes to reduce potassium, phosphorus, sodium and protein; and restricting fluid intake to minimize the work required of the kidneys. However, over time, kidney damage will advance until function essentially ceases. At this point, the patient is classified as having end-stage renal disease and will require either a kidney transplant or regular dialysis to avoid complications that are life threatening. According to the National Institutes of Health:

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

         The estimated annual cost of dialysis treatment exceeds $27,000 per patient. Medicare pays a fixed per session fee and 80% of related treatments. Private insurance often covers the 20% not paid by Medicare. However, the total annual cost of keeping a patient alive averages between $50,000 and $75,000, due to the numerous hospitalizations, surgeries and large quantities of drugs required.

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

         PHYSICIAN RELATIONSHIPS

         The conditions of participation in the Medicare ESRD program mandate that treatment at a dialysis facility be under the general supervision of a medical director who is a physician. Generally, the medical director must be board eligible or board certified in internal medicine or pediatrics and have had at least 12 months of experience or training in the care of patients at ESRD facilities. The medical directors at our facility include Victor Gura, M.D. and Ronald P. Lang, M.D., who are also officers, directors and principal stockholders. We have agreements with both Dr. Gura and Dr. Lang, specifying their duties and compensation. The compensation of the medical directors and other physicians under contract depends upon competitive factors in the local market, the physician's professional qualifications and responsibilities and the size and utilization of the facility or relevant program. We believe, on the basis of our experience in the practice of medicine and the operation of dialysis clinics, that these compensation arrangements are generally no less favorable than we could obtain from comparable independent third parties.

         SOURCES OF REVENUE REIMBURSEMENT

         The following table provides information for the periods indicated regarding the percentage of our net operating revenues provided by: (i) the Medicare ESRD program, (ii) Medicaid, (iii) private/alternative payors, such as private insurance and private funds, and (iv) hospital inpatient dialysis services:

                                                Years ended December 31
----------------------------------------- ------------------- ------------------
                                          2004                2003
                                          ----                ----
----------------------------------------- ------------------- ------------------
Medicare                                  74%                 39%
----------------------------------------- ------------------- ------------------
Medicaid                                  23%                 34%
----------------------------------------- ------------------- ------------------
Private/alternative payors                1%                  13%
----------------------------------------- ------------------- ------------------
Hospital inpatient dialysis services      2%                  14%
----------------------------------------- ------------------- ------------------

         MEDICARE REIMBURSEMENT

         In the U.S., Medicare reimburses the majority of dialysis care. The Medicare ESRD program is unique in that it is the only federal program that finances disease-specific services to a segment of the U.S. population on virtually a universal basis. Medicare reimburses us under a prospective reimbursement system for chronic dialysis services provided to ESRD patients. Under this system, the reimbursement rates are fixed in advance and are adjusted from time to time by Congress. Although this form of reimbursement limits the allowable charge per treatment, it provides us with predictable and recurring per treatment revenues and allows us to retain any profit earned. Medicare has established a composite rate set by the Centers for Medicare & Medicaid Services, or CMS, that governs the Medicare reimbursement available for a designated group of dialysis services, including the dialysis treatment, supplies used for such treatment, certain laboratory tests and certain medications. The Medicare composite rate is subject to regional differences based upon certain factors, including regional differences in wages and earnings. Certain other services and items are eligible for separate reimbursement under Medicare and are not part of the composite rate, including certain drugs, blood (for amounts in excess of three units per patient per year) and certain physician ordered tests provided to dialysis patients. We generally submit claims monthly and are usually paid by Medicare within 30 days of the submission.

         Medicare pays for 80% of the costs of ESRD treatment by means of a "composite reimbursement rate," or cost estimate based on an average treatment session. This rate is capped at $143 per outpatient or home hemodialysis session and $60 per day for peritoneal, CAPD or continuous cyclic peritoneal dialysis, or CCPD, treatment. Items such as physician fees, some diagnostic tests and drugs are not covered by the composite rate. Costs of these items, which can exceed $100 per session, are reimbursed separately. Assuming 3 weekly sessions, the total annual treatment cost for an ESRD patient averages between $50,000 and $75,000. Only clinics with the proper licensing are eligible for Medicare reimbursement.

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

         OUR WEARABLE ARTIFICIAL KIDNEY

         THE LIMITED EFFECT OF INTERMITTENT DIALYSIS

         Although spending several hours per day for 3 or 4 days per week places an enormous burden on patients and caregivers alike, it is clear that the high mortality and poor quality of life of patients permanently on dialysis may be significantly mitigated by actually increasing the amount of time they spend on the dialysis machines. However, such an increase in dialysis time is largely impractical as well as financially and logistically impossible to accomplish for the large majority of this population due, among other reasons, to the huge expense required and the shortage of nurses. More importantly, dialysis, as currently practiced, is ultimately only a stopgap, and except for the fortunate few persons who qualify for renal transplant, persons suffering from chronic kidney failure in the U.S. have an average death rate of 20% per year. Thus, barriers of cost and practicality serve to make a treatment, which is only partially effective, even less helpful to patients in the long run.

         OUR SOLUTION

         Continuous dialysis has always been possible. But, instead of 3 weekly, 3 to 4 hour dialysis sessions at a clinic, we believe that patients would be able to have 24-hour dialysis while still maintaining a reasonable life style. We have developed a prototype device that can provide dialysis 24 hours a day, 7 days a week, without requiring the patient to spend long hours attached to a large machine. We believe that this device would drastically improve the effectiveness of treatment and reduce mortality in the ESRD population and significantly reduce the costs associated with providing care to these patients.

         BACKGROUND OF THE WEARABLE KIDNEY

         Dr. Gura, our President, completed the conceptual design of the Wearable Kidney in September 2001 and assigned all of his right, title and interest in the technology to us in exchange for a note for $100,000 and options to purchase up to 5,000,000 shares of our common stock. We filed our initial 3 patent applications for the Wearable Kidney technology in 2001 and have continued pursuing the research and development since that time. On November 15, 2004, we announced that we had developed a working prototype of a Wearable Kidney, or the Prototype, which is designed to be powered by a battery and to operate continuously, and that a version of the Prototype has been successfully tested in bench studies and has performed safely and effectively in animal testing studies conducted at the research facilities of Cedars Sinai Medical Center in Los Angeles, California, or Cedars. The results of this research were also presented at the annual meeting of the American Society of Nephrology in November 2004. An abstract of the presentation was published in the Journal of the American Society of Nephrology. We have demonstrated the feasibility of our device by testing it on 12 pigs. We do not currently plan to do further animal studies since we believe that those experiments constitute all of the animal studies normally required prior to beginning clinical studies on human subjects. At present, we are in the process of preparing applications to initiate human clinical trials. We believe that the U.S. food and Drug Administration, or FDA, will classify it as a Class III device and that one or more clinical trials on humans will be required before we may obtain approval to bring the Wearable Kidney to market.

         In early April, 2005, we received a Notice of Allowance from the U.S. Patent and Trademark Office for a patent application covering the design of the Wearable Kidney. In effect, our application has been examined and allowed for issuance as a patent. We anticipate that the patent will issue within the next few months. In addition, in late April, we announced the development of a wearable ultrafiltration device to remove excess fluid from patients with congestive heart failure. This prototype device is intended to be worn as a belt and operated with batteries, much like our Wearable Kidney.

         HOW THE WEARABLE KIDNEY WORKS

         The Wearable Kidney is designed to be worn on a patient's belt or carried in a small backpack. We anticipate that the final version will weigh less than 5 pounds. We believe that the design of the Wearable Kidney addressed the 3 key challenges that have historically impeded the viability of a wearable artificial kidney, namely:

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

         OUR TARGET MARKET IS ESRD

         We have targeted chronic kidney failure or ESRD as the first application of our new technology. According to the National Kidney Foundation, 20 million Americans currently suffer from kidney disease and another 20 million are at risk of developing this condition. At its most basic level, once the Wearable Kidney is connected to a patient's blood supply, it can remove certain chemicals or toxins and excess fluids from the blood before returning the blood to the body, thus replacing many of the essential functions of a damaged kidney. At the same time, it can also be used to infuse the blood stream with drugs, hormones or nutritional components, as the clinical circumstances may require. While there are other devices to accomplish these tasks, only our device is actually wearable. Accordingly, the Wearable Kidney is anticipated to be able to provide patients with continuous, 24-hours operation, which will not only increase significantly the amount of treatment time but is also anticipated to enable patients to achieve a quality of life much closer to that of a healthy individual.

         THE MARKET FOR THE WEARABLE KIDNEY AND THE MARKETING OPPORTUNITY

         There are approximately 1.2 million patients suffering from ESRD globally, with about 400,000, or 33%, receiving treatment in the U.S. The ESRD patient numbers continue to grow steadily at approximately 8% annually. The population of ESRD is swelling because medical improvements generally help more patients survive longer. Other reasons for growth are the current obesity and diabetes epidemics and the aging of the population. Nevertheless, mortality rates from the disease are still high; in the U.S., which has very high mortality rates. About 20% ESRD patients die each year.

         On the one hand, the use of the Wearable Kidney, if successful, would tend to change the use of existing dialysis equipment by existing dialysis service centers. On the other hand, these same centers are the natural outlet for the Wearable Kidney, and it is our hope that such centers will come to see the Wearable Kidney as a business opportunity rather than as a competitor. We intend to exploit the Wearable Kidney by generating revenue from sales and leases and from recurring sale of consumables associated with the Wearable Kidneys, such as pumps, sorbents, filters and rechargeable batteries. In the U.S., we intend to lease the Wearable Kidney mainly to existing dialysis centers. We believe this strategy has the following advantages:

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

         o patients using the Wearable Kidney will require ongoing physician care and product support and dialysis clinics are well equipped to provide such services; and

         o worldwide, there are 5,500 dialysis centers. Significant consolidation has occurred in the last decade, as industry leaders attempt to achieve economies of scale and leverage operation expertise.

         Of equal, if not greater, importance will be the education of representatives of government at all levels, as well as insurance companies, on the benefits of the Wearable Kidney. In effect, our real market will be patients on Medicare and Medicaid, as well as insurance companies and HMOs, in their role as the principal sources of funding for the costs of dialysis.

         RESEARCH AND DEVELOPMENT

         We believe that the Wearable Kidney can be manufactured in a lightweight, low-cost design. The Prototype was assembled with a proprietary design that cost comparatively little to produce. The commercial version is projected to cost substantially less to manufacture in quantity and is expected to weigh less than 5 pounds. We will require significant funds and efforts to advance the design from its current state to the final product design.

         We have entered into a Research Agreement and Option for License with The Technion Research and Development Foundation, Ltd., an Israeli scientific and technical institute. The Agreement provides for Technion to carry out a twelve month program of research and development to evaluate new compounds to trap and to evacuate amine and urea materials from dialysis solutions. The Agreement provides (1) that the parties shall jointly own all patentable inventions and other new technology developed pursuant to it, (2) that we shall have an exclusive license to exploit such inventions and new technology in the medical applications field, and (3) that Technion shall have an exclusive license to exploit such inventions and technology in non-medical applications. Technion shall pay royalties to the other party at the rate of 3% of the first million dollars in sales, 2% of the next $500,000 of sales, and 1% of all further sales. The term of the cross license is the life of any patented inventions, or twenty five years for non-patented technology.

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

         COMPETITION IN CONNECTION WITH THE WEARABLE KIDNEY

         The dialysis services business is dominated by a few major companies, with business and financial resources far greater than anything to which any small company can aspire. It is practical for a small dialysis services company to thrive since its success turns, in significant part, on the personal efforts of its medical directors and their referrals and contacts with local physicians. However, unlike the dialysis services business, the exploitation of the Wearable Kidney will turn on the efficiency and practicality of the Wearable Kidney itself. We are aware that certain of our competitors have introduced into the market fully automated dialysis machines for home use. We believe that our

Wearable Kidney, if developed and commercialized as we hope, will have competitive advantages over the home use dialysis machines in that patients will be able to retain their mobility and freedom with its wearable artificial kidney and, at the same time, benefit from the much longer dialysis treatment time without increasing the cost. We are not aware that any competitor has developed and built a wearable artificial kidney, but we are aware of several competing technologies that could eventually compete with ours. To our knowledge, none of these has ever been built and tested either in a laboratory or on animals. We are not aware whether any such devices are being developed by others. Since we have already announced the building and preliminary testing of our prototype Wearable Kidney, we can reasonably anticipate that the major dialysis services companies are and will be formidable competitors, either through their existing products or by attempting to create others.

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

         As of the date of this Report, we have filed 6 unique patent applications in the U.S. Copies of the U.S. patent applications have been filed under the Patent Cooperation Treaty, or PCT, and then in various foreign countries including, Australia, Brazil, the European Community, Japan, Mexico and Sweden. As of the date of this Report, no patent has been issued from these patent applications. These patent applications, in general, cover the overall Wearable Kidney system, as well as specific parts and methods, including maintenance of the Wearable Kidney's light weight, its low power consumption and its relative ease of operation

         INSURANCE

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

         o giving a potential referral source the opportunity to earn a fee that exceeds the reasonable value of any services provided (or return on investment made) will constitute evidence that the payment is unlawful. However, a reasonable fee will not in itself serve as a defense if the intent underlying the arrangement is to exchange payment for referrals;

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

         EXCEPTIONS AND SAFE HARBORS

         The anti-kickback statute itself contains several limited exceptions to the prohibition on remuneration. Moreover, the Department of Health and Human Services, or HHS, may issue regulations defining certain practices that would not be deemed to violate the anti-kickback statute. The HHS Office of the Inspector General, or OIG, recognizes "safe harbors" from the reach of the anti-kickback statute.

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

         STARK I AND STARK II

         The provisions of two federal statutes, referred to as Stark I and Stark II, govern us. The original Stark law, or Stark I, prohibited only self-interested referrals for clinical laboratory services. In 1993, Congress broadened the Stark law with new provisions, or Stark II, to include referrals of a broad array of designated health services, or DHS. In 1995, HHS promulgated final regulations that addressed Stark II. These laws generally restrict physician referrals for clinical laboratory services to entities with which a physician or an immediate family member has a "financial relationship." The entity is precluded from claiming payment for such services under the Medicare or Medicaid programs, is liable for the refund of amounts received pursuant to prohibited claims, can receive civil penalties of up to $15,000 per service and can be excluded from participation in the Medicare and Medicaid programs. Regulations interpreting Stark I have created an exception to its applicability for services furnished in a dialysis facility if payment for those services is included in the ESRD composite rate. We believe that our compensation arrangements, with our medical directors and other physicians under contract are in material compliance with the provisions of Stark I.

         A "financial relationship" under Stark II is defined as an ownership or investment interest in, or a compensation arrangement between the physician and the entity. We have entered into compensation agreements with our medical directors and other referring physicians, certain of whom are our principal stockholders. We believe that such arrangements are in material compliance with the anti-kickback statute, Stark II and the various state statutes.

         Stark II includes certain exceptions. A personal services compensation arrangement is excepted from Stark II prohibitions if:

         o the arrangement is set out in writing, signed by the parties, and specifies the services covered by the arrangement;

         o the arrangement covers all of the services to be provided by the physician (or an immediate family member of such physician) to the entity;

         o the aggregate services contracted for do not exceed those that are reasonable and necessary for the legitimate business purposes of the arrangement;

         o        the term of the arrangement is for at least one year;

         o the compensation to be paid over the term of the arrangement is set in advance, does not exceed fair market value, and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties;

         o the services to be performed do not involve the counseling or promotion of a business arrangement or other activity that violates any state or federal law, and

         o the arrangement meets such other requirements that may be imposed pursuant to regulations promulgated by CMS.

We believe that our compensation arrangements with medical directors and other physicians under contract materially satisfy the personal services exception to the Stark II prohibitions.

         Payments made to a lessor by a lessee for the use of premises are excepted from Stark II prohibitions if:

         o the lease is set out in writing, signed by the parties, and specifies the premises covered by the lease;

         o the space rented or leased does not exceed that which is reasonable and necessary for the legitimate business purposes of the lease or rental and is used exclusively by the lessee when being used by the lessee, subject to certain permitted payments for common areas;

         o the lease provides for a term of rental or lease for at least one year;

         o the rental charges over the term of the lease are set in advance, are consistent with fair market value, and are not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties;

         o the lease would be commercially reasonable even if no referrals were made between the parties, and

         o the lease meets such other requirements that may be imposed pursuant to regulations promulgated by CMS.

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

         U.S. REGULATION OF PRODUCTS. In the U.S., medical devices are classified into 3 different classes, Class I, II and III, on the basis of controls deemed reasonably necessary to ensure the safety and effectiveness of the device. Class I devices are subject to general controls (i.e. labeling, pre-market notification and adherence to the FDA's Good Manufacturing Practices or GMP), Class II devices are subject to general and special controls (I.E. performance standards, post-market surveillance, patient registries and FDA guidelines). Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness, that is, life-sustaining, life-supporting and implantable devices, or new devices, which have been found not to be substantially equivalent to legally marketed devices.

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

         HUMAN CLINICAL TRIALS. An investigational device exemption, or IDE, allows the investigational device to be used in a clinical study in order to collect safety and effectiveness data required to support a PMA application to the FDA. Clinical studies are most often conducted to support a PMA. Investigational use also includes clinical evaluation of certain modifications or new intended uses of legally marketed devices. All clinical evaluations of investigational devices, unless exempt, must have an approved IDE before the study is initiated. An approved IDE permits a device to be shipped lawfully for the purpose of conducting investigations of the device without complying with other requirements of the FDC Act that would apply to devices in commercial distribution.

         If human clinical trials of a device are required for a PMA application, or, in the opinion of the FDA, if the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) must file an IDE application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards, or IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs without the need for FDA approval.

         ONGOING REGULATION. If clearance or approval is obtained, any device manufactured or distributed by us will be subject to pervasive and continuing regulation by the FDA. We will be subject to routine inspection by the FDA and will have to comply with the host of regulatory requirements that usually apply to medical devices marketed in the U.S. including labeling regulations, GMP requirements, Medical Device Reporting, or MDR, regulation (which requires a manufacturer to report to the FDA certain types of adverse events involving its products), and the FDA's prohibitions against promoting products for unapproved or "off-label" uses.

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

         If the FDA believes that a company is not in compliance with law, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against that company, its officers and its employees. Failure to comply with the regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. In addition, regulations regarding the manufacture and sale of our products are subject to change.

         INTERNATIONAL PRODUCT REGULATION

         International Organization for Standards, or ISO, standards were developed by the European Community, or EC, as a tool for companies interested in increasing productivity, decreasing cost and increasing quality. The EC uses ISO standards to provide a universal framework for quality assurance and to ensure the good quality of products and services across borders. The ISO 9000 standards have facilitated trade throughout the EC, and businesses and governments throughout the world are recognizing the benefit of the globally accepted uniform standards. Any manufacturer utilized for purposes of manufacturing our products (including us, if we manufacture our own Wearable Kidney) will be required to obtain ISO certification to facilitate the highest quality products and the easiest market entry in cross-border marketing. This will enable us to market our products in all of the member countries of the EU. We also will be required to comply with additional individual national requirements that are outside the scope of those required by the European Economic Area.

         Any medical device that is legally in the U.S. may be exported anywhere in the world without prior FDA notification or approval. The export provisions of the FDC Act apply only to unapproved devices. While FDA does not place any restrictions on the export of these devices, certain countries may require written certification that a firm or its devices are in compliance with U.S. law. In such instances FDA will accommodate U.S. firms by providing a Certificate for Foreign Government. In cases where there are devices which the manufacturer wishes to export during the interim period while their 510(k) submission is under review, exporting may be allowed without prior FDA clearance under certain limited conditions.

         EMPLOYEES

         As of August 1, 2005, we had 31 employees, including 2 executives, 4 research persons, 23 medical personnel, and 3 administrative personnel. We retain the services of 2 consultants on a part-time basis in connection with our research and development activities. During the years ended December 31, 2004 and 2003, we expended a total of approximately $527,000 and $184,000, respectively, in fees and reimbursement of expenses for these consultants, and we have granted them options to purchase up to 750,000 shares of our common stock.

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

         WE ARE NOT PROFITABLE AND SUFFER FROM CASH FLOW DIFFICULTIES AND WILL HAVE TO RAISE ADDITION CAPITAL TO FINANCE OUR OPERATIONS. We generated a net loss of $1,800,331 during the year ended December 31, 2004. At December 31, 2004, we had an accumulated deficit of $5,810,703 and a working capital deficiency of $689,515. In 2004 and 2003, approximately $1,065,324 and $378,000, respectively, of revenue from our operations was used to finance the development of the Wearable Kidney. The balance of the funding for such development was derived from third party investment. Although we raised a total of approximately $1,350,000 in gross proceeds in 2004 and 2003 from equity investments, we cannot assure you that we will be able to obtain such additional financing in the future on terms acceptable to us or at all. Our failure to obtain such a financing may have a material adverse effect on our business and could result in our inability to meet our obligations, which could result in a cessation of our operations. Moreover, if we are unable to develop the Wearable Kidney to the point of being commercially marketable, we may have to cease our business operations completely.

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

         DEFENDING AGAINST INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS COULD BE TIME-CONSUMING AND EXPENSIVE, AND IF WE ARE NOT SUCCESSFUL, COULD CAUSE SUBSTANTIAL EXPENSES AND DISRUPT OUR BUSINESS. We cannot assure you that the products, services, technologies and advertising we employ in our business do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. We may be subject in the ordinary course of our business to legal proceedings and claims from time to time relating to the intellectual property of others. Any legal action against us claiming damages or seeking to enjoin commercial activities relating to the affected products or our methods or processes could have a material adverse effect on our business by:

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

         OUR FAILURE TO RESPOND TO RAPID CHANGES IN TECHNOLOGY AND ITS APPLICATIONS AND INTENSE COMPETITION IN THE MEDICAL DEVICES INDUSTRY OR THE DEVELOPMENT OF WAYS TO TREAT ESRD DIFFERENTLY THAN WE DO, COULD MAKE OUR TREATMENT SYSTEM OBSOLETE. The medical devices industry is subject to rapid and substantial technological development and product innovations. To be successful, we must respond to new developments in technology, new applications of existing technology and new treatment methods. Our response may be stymied if we require, but cannot secure, rights to essential third-party intellectual property. We may compete against companies offering alternative treatment systems to ours, some of which have greater financial, marketing and technical resources to utilize in pursuing technological development and new treatment methods. Our financial condition and operating results could be adversely affected if our medical device products fail to compete favorably with these technological developments, or if we fail to be responsive on a timely and effective basis to competitors' new devices, applications, treatments or price strategies.

         OUR BUSINESS PLAN FOR THE WEARABLE KIDNEY INVOLVES MARKETING THROUGH UNRELATED BUSINESSES, WHICH ARE ALSO OUR NATURAL COMPETITORS AND WHO MAY NOT CHOOSE TO MARKET OUR WEARABLE KIDNEY WHEN IT IS AVAILABLE TO BE MARKETED. We intend to market the Wearable Kidney through existing dialysis service centers, which are primarily operated by 4 large companies, none of which are affiliated with us. We believe that such centers are the best outlet for the Wearable Kidney, not only because they provide the clearest tie to patients and their principal physicians, but also because the Wearable Kidney may offer the opportunity to generate higher gross profits than does the use of standard dialysis units. However, the dialysis industry is dominated by these 4 large companies, two of which account for approximately 40% of the market. We would have very little leverage in endeavoring to make distribution arrangements with such companies. Our efforts could stimulate one or more of these large companies to spend significant resources to develop alternatives to the Wearable Kidney. These efforts could result in severely contracting any market share which we might have obtained, or even stopping us from entering into the market at all. Such situations could have a material adverse effect on our business and our business plans.

         POTENTIAL DEVELOPMENT OF COMPETING DEVICES. Although we are not aware that any other company has built and tested a device that would accomplish the same ends as our Wearable Kidney, we cannot assure you that no such device exists or that it will not exist in the near future. Thus, even if we are successful in raising enough funds to build and test the Wearable Kidney and begin production of a commercial version, we cannot assure you that other companies, who are likely to be larger and better financed than we are, will not be able to design a product which will provide dialysis treatment in a convenient portable form and will not be able to bring such a product market quickly enough to constitute a major competitor to the Wearable Kidney. Our inability to withstand such competition could have a material adverse effect on our business.

         WE MAY BE DEPENDENT ON THIRD PARTIES TO MANUFACTURE AND MARKET OUR WEARABLE KIDNEY. We cannot assure you that we will be able to turn our development models into practical commercial devices, that are suitable for manufacture and use by patients as we intend. In addition, we have no experience or expertise in the manufacture or marketing of medical devices. We may attempt to build our own manufacturing and sales capability or we may have to rely upon third parties to manufacture, service, maintain and market our devices , if we receive FDA marketing approval. In connection with the manufacturing of the Wearable Kidney, we cannot assure you that any third party would be willing or able to meet our needs in a satisfactory and timely manner, if at all for production or timely delivery of devices to customers. Should we be unable to locate third parties willing or able to meet our needs, management may have to suspend or discontinue our business activities or certain components thereof or cease operations altogether, as they relate to the Wearable Kidney.

         We anticipate that the Wearable Kidney would compete with the use of existing dialysis equipment by existing dialysis service centers, which we believe are a natural outlet for the Wearable Kidney. It is our expectation that such centers will come to see the Wearable Kidney as a business opportunity rather than as a competitor. However, we can give you no assurance that dialysis service centers will become the outlet for the marketing of our Wearable Kidney. If dialysis service providers do not agree to become outlets for our Wearable Kidney, we would have to market the Wearable Kidney through existing dialysis service centers, which means that we will be relying on the services of persons outside of our control for the generation of revenue. In addition , we would have to build a distribution network for our Wearable Kidney to service patients that are on dialysis. Such a situation would likely require us to obtain and expend a significant amount of capital to capture a significant portion of the market for our device. Our inability to create business relationships with dialysis service centers to market our Wearable Kidney could have a material adverse effect upon our business and our business plan.

         WE HAVE NOT COMMISSIONED OR OBTAINED MARKETING STUDIES WHICH SUPPORT THE LIKELIHOOD OF SUCCESS OF OUR BUSINESS PLAN. No independent studies with regard to the feasibility of our proposed business plan have been conducted by any independent third parties with respect to our present and future business prospects and our capital requirements. In addition, there can be no assurances that our products or our treatment modality for ESRD will find sufficient acceptance in the marketplace to enable us to fulfill our long and short term goals, even if adequate financing is available and our products are approved to come to market, of which there can be no assurance.

         THE AUDITED FINANCIAL STATEMENTS INCLUDED AS PART OF THIS ANNUAL REPORT CONTAIN A "GOING CONCERN" OPINION FROM OUR INDEPENDENT AUDITOR. The report of our independent auditors issued in connection with our audited financial statements included in this Annual Report on Form 10-KSB for the year ended December 31, 2004 includes a paragraph which generally provides that the financial statements accompanying such auditor's report were prepared assuming that we will continue as a going concern, that expresses that our historical operating losses and accumulated deficit raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of our recorded assets and classification of liabilities that might be necessary in the event that we cannot continue in existence. The independent auditor's report assumes that the establishment of our continued business operations are dependent upon receipt of significant additional outside financing and our ability to complete the development of the Wearable Kidney and bringing to market. We cannot assure you that that we will be able to obtain such outside financing on terms favorable to us or at all, or establish future profitable operations from the Wearable Kidney or otherwise. If we do not succeed, then we may be forced to discontinue our operations and close our business.

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

         POTENTIAL REFORMS IN THE REGULATION OF THE HEALTH CARE INDUSTRY COULD HAVE AN ADVERSE EFFECT UPON OUR BUSINESS. Regulatory bodies in the U.S. and the EC are continuously revising their rules. Fundamental reforms in the healthcare industry in the U.S. and the EC continue to be considered, although we cannot predict whether or when any healthcare reform proposals will be adopted and what impact such proposals might have. Moreover, management is unable to predict what additional legislation or regulation, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have.

         PRODUCT DEFECTS AND LIMITS OF PRODUCT LIABILITY INSURANCE COULD HAVE AN ADVERSE EFFECT UPON OUR BUSINESS. One or more of our products may be found to be defective after it has already been shipped in volume, requiring a product replacement. Product returns and the potential need to remedy defects or provide replacement products or parts could impose substantial costs on us and have a material adverse effect on our operations. The clinical testing, manufacturing and use of our Wearable Kidney may expose us to product liability claims. There can be no assurance that the coverage limits of our insurance policies will be adequate or that one or more successful claims brought against us would not have a material adverse effect on our business.

         WE ARE CURRENTLY DEPENDENT ON MEDICARE, MEDICAID AND OTHER SOURCES OF REIMBURSEMENT FOR OUR REVENUES AND EXPECT TO REMAIN RELIANT ON THEM WHEN THE WEARABLE KIDNEY IS DEVELOPED AND IN USE. At the present time, we are reimbursed for dialysis services primarily at fixed rates established in advance under the Medicare ESRD program. Approximately 97% of our net revenues during fiscal 2004 was funded by Medicaid or comparable state programs and approximately 34% of our net revenue during fiscal 2003 was from sources other than Medicare and

Medicaid. The current composite Medicare reimbursement rate is approximately $143; we are not able to predict whether future rate changes will be made or whether this rate will keep up with operating costs for the provision of dialysis services and supplies. Moreover, we are unable to predict how and at what rate Medicare and the other sources for reimbursement will pay for the costs of usage of the Wearable Kidney, if at all.

         Maintenance or reductions in composite rates could have a material adverse effect on our revenues and net earnings. Furthermore, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in prescribed rates, may adversely affect our earnings in the future. We are also unable to predict whether certain services, as to which we are currently separately reimbursed, may in the future be included in the Medicare composite rate. All of these programs and other sources of payment (such as third party, non-government payors) are subject to changes, including statutory and regulatory changes, administrative ruling, interpretations of policy and governmental funding restrictions, all of which may have the effect of decreasing program payments, increasing costs or modifying the way we operate our dialysis business. Any restriction or reduction of our ability to charge for such services at rates in excess of those paid by Medicare would adversely affect our net operating revenues and net income. We believe that once the Wearable Kidney is introduced to the market, payment for its use will be similarly governed by this set of systems. We do not know what rates of reimbursement will be available and whether those rates will result in profitable operations for us. In the event that the amount reimbursed for the use of the Wearable Kidney is inadequate, it may not be feasible to execute our business plan profitably.

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

         The federal government has established "safe harbors" for certain business transactions. We believe that the arrangements between us and our medical directors fall within the protection afforded by these safe harbors. We believe that the language and legislative history of Stark I and Stark II indicate that Congress did not intend to include laboratory services provided incidental to dialysis services within the Stark I prohibition or that Congress intended to include dialysis services and the services and items provided incident to dialysis services within the Stark II prohibitions. However, due to the breadth of these statutory provisions, it is possible that our practices might be challenged under the law. Any such interpretation would also apply to our competitors as well.

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

         Once we have sufficient information to design our pre-clinical and clinical development plans, we will seek the FDA's input on those plans and, more specifically, are subject to the FDA's requirements for approval. However, even if such a plans are developed and agreed to with the FDA, the FDA may insist upon changes to a development plan previously agreed to, if new information shows that the plans may present safety or effectiveness concerns. The FDA also retains considerable leverage to require changes in study protocols from the sponsors of clinical investigations even after an FDA meeting and agreement has been reached.

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

         Even if our Wearable Kidney is approved for market, we will be subject to continuing regulation. If clearance or approval is obtained so that we may bring the Wearable Kidney to market, any device manufactured or distributed by us will be subject to pervasive and continuing regulation by the FDA. We will continuously be subject to routine inspection by the FDA and will have to comply with the host of regulatory requirements that usually apply to medical devices marketed in the U.S. including labeling regulations, GMP requirements, MDR regulation (which requires a manufacturer to report to the FDA certain types of adverse events involving its products), and the FDA's prohibitions against promoting products for unapproved or "off-label" uses. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on our business, financial condition and results of operations.

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

         Finally, any loss by us of our various federal certifications, our authorization to participate in the Medicare or Medicaid programs or our licenses under the laws of any state or other governmental authority from which all of our revenues are derived or a change resulting from healthcare reform reducing dialysis reimbursement or reducing or eliminating coverage for dialysis services, would have a material adverse effect on our business. We cannot assure you that our activities will not be reviewed and challenged or that healthcare reform will not result in a material adverse change to us.

         WE FACE COMPETITION FROM COMPANIES THAT HAVE SIGNIFICANTLY GREATER RESOURCES THAN OURS. We directly and indirectly compete with other businesses, including businesses in the dialysis industry. In many cases, these competitors are larger and more firmly established than we are. In addition, many of such competitors have greater marketing and development budgets and greater capital resources than we have. Accordingly, there can be no assurance that we will be able to achieve and maintain a competitive position in our industry in the market that we compete in. The dialysis industry is fragmented and highly competitive, particularly in terms of developing relationships with referring physicians.

         WE ARE DEPENDENT ON PHYSICIAN REFERRALS AND REFERRALS FROM AFFILIATES FOR OUR BUSINESS OPERATIONS. Our dialysis facility is dependent upon referrals of ESRD patients for treatments by physicians specializing in nephrology and practicing in the communities served by our dialysis facility. As is generally true in the dialysis industry, at our facility, one or a few physicians account for all or a significant portion of the patient referral base. The loss of one or more key referring physicians could have a material adverse effect on our operations. We primarily receive referrals of our ESRD patients from our affiliates, who have interests in an affiliated entity, which is not one of our subsidiaries. If such interests are deemed to violate applicable federal or state law, such physicians may be forced to dispose of their ownership interests. We cannot predict the effect such dispositions would have on our business.

         WE OWE SUBSTANTIAL AMOUNTS TO ONE OF OUR AFFILIATES UNDER A SECURED PROMISSORY NOTE. In 2001 we issued to Dr. Gura a promissory note in the amount of $100,000, which is secured by technology related to development of our Wearable Kidney. The note matures on December 18, 2009, and will be due and payable at that time unless the trading price of our common stock equals or exceeds $5.00 per share. The note is secured by the rights to the technology; thus, if we do not meet our obligation, we will lose all such rights, which would have a material adverse effect on our ability to carry on our business of developing our Wearable Kidney.

         POTENTIALLY UNINSURED LIABILITY CLAIMS COULD HAVE AN ADVERSE AFFECT UPON OUR BUSINESS. We maintain, and intend to continue to maintain, insurance, including insurance relating to personal injury and medical professional liability in amounts we consider adequate and customary for the industry we operate in. We have had only one claim, which was covered by our insurance, asserted against us notwithstanding the extensive dialysis treatments we have provided over the years. Nevertheless, a partially or wholly uninsured claim against us, if successful and of sufficient magnitude could have a material adverse effect on us. There can be no assurance that such insurance will continue to be available to us, or if so, that it will provide adequate coverage against potential liabilities or that a liability claim will not have a material adverse effect on us.

         IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY EMPLOYEES AND CONSULTANTS, OUR BUSINESS COULD BE HARMED. We are dependent upon the skills of our management team and certain key scientists, in particular Drs. Gura and Lang. There is strong competition for qualified personnel in the dialysis industry, and the loss of key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business and our research and development activities. There can be no assurances that we will be able to retain our existing key personnel or to attract additional qualified personnel. We do not have key-man life insurance on any employees.

         OUR CHARTER DOCUMENTS LIMIT THE LIABILITY OF OUR DIRECTORS. Our Certificate of Incorporation provides, as permitted by governing Delaware law, that our directors shall not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. In addition, our Certificate of Incorporation and Bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Delaware law. Further, we have adopted certain forms of indemnification agreements, which may be entered into with our officers and directors. These provisions and agreements may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director.

         TRANSACTIONS WITH OUR AFFILIATES MAY CONFLICTS OF INTEREST. We have entered into certain financial agreements with certain of our affiliates. Further, we are dependent on referrals of ESRD patients from such affiliates. We believe that these agreements were negotiated at arms' length. However, the enforcement of these agreements may create conflicts of interests in the event of a dispute between us and any such parties. Should these agreements be determined to be violations of certain regulatory schemes, such physicians may be forced to dispose of their ownership interests. We cannot predict the effect such dispositions would have on our business.

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

         DISCLOSURE RELATING TO LOW-PRICED STOCKS. Our shares of common stock currently are listed for trading in the over-the-counter market on the "pink sheets" maintained by the National Quotation Bureau, Inc., which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended or the Exchange Act. The penny stock rules apply to companies, other than companies that trade on certain national securities exchanges or an automated quotation system that meet certain initial listing requirements (such as those currently applicable to Nasdaq listed companies) or whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if we have been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) for companies whose shares are traded in the Over-The-Counter Market to obtain needed capital.

         OUR PRINCIPAL STOCKHOLDERS HAVE VOTING CONTROL. Our principal stockholders, directors and executive officers and their affiliates control the voting power of approximately 66% of our outstanding common stock. As a result of such common stock ownership, such persons will be in a position to exercise significant control with respect to our affairs and the election of directors.

         A SIGNIFICANT NUMBER OF OUR SHARES ARE SUBJECT TO REGISTRATION RIGHTS. We have entered into various agreements pursuant to which certain holders of our outstanding common stock, including persons who are our affiliates, have been granted the right, under various circumstances, to have common stock that is currently outstanding registered for sale in accordance with the registration requirements of the Securities Act upon demand or "piggybacked" to a registration statement which may be filed by us. Of the currently issued and outstanding common stock, certain shares sold in a private placement are the subject of future registration statements pursuant to the terms of such agreements; as of August 10, 2005, these consist of 700,000 shares and an additional 350,000 shares underlying warrants. Any such registration statement may have a material adverse effect on the market price for our common stock resulting from the increased number of free trading shares of common stock in the market. There can be no assurances that such registration rights will not be enforced or that the enforcement of such registration rights will not have a material adverse effect on the market price for the common stock.

         CERTAIN PROVISIONS OF OUR CHARTER DOCUMENTS MAY HAVE POTENTIAL ANTI-TAKEOVER EFFECTS S. Our Certificate of Incorporation includes certain provisions, which are intended to protect our stockholders by rendering it more difficult for a person or persons to obtain control of us without cooperation of our management. These provisions include certain super-majority requirements for the amendment of our Certificate of Incorporation and Bylaws. Such provisions are often referred to as "anti-takeover" provisions. The inclusion of such "anti-takeover" provisions in the Certificate of Incorporation may delay, deter or prevent a takeover which our stockholders may consider to be in their best interests, thereby possibly depriving holders of our securities of certain opportunities to sell or otherwise dispose of their securities at above-market prices, or limit the ability of stockholders to remove incumbent directors as readily as the stockholders may consider to be in their best interests.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

         As of August 15, 2005 our authorized capital stock consisted of 50,000,000 shares of common stock, par value $0.01 per share and 5,000,000 shares of preferred stock, par value $0.01 per share. As of August 15, 2005, there were issued and outstanding 37,590,322 shares of common stock which are held by approximately 430 shareholders of record, and options and warrants to purchase 14,681,720 shares of common stock, of which 7,931,720 are exercisable. There were no shares of preferred stock issued and outstanding.

         Our common stock is listed for trading in the over-the-counter market and is quoted in the "pink sheets" maintained by the National Quotation Bureau, Inc. under the symbol "NQCI.PK" Our common stock has a very limited trading history.

         The following table sets forth quotations for the high and low closing sale prices for the common stock for the periods indicated below, based upon quotations between dealers, without adjustments for stock splits, dividends, retail mark-ups, mark-downs or commissions, and therefore, may not represent actual transactions:

                                                       HIGH              LOW
                                                       ----              ---

YEAR ENDING DECEMBER 31, 2005
         First Quarter                                 $0.69             $0.33
         Second Quarter                                $0.69             $0.40

YEAR ENDED DECEMBER 31, 2004
         First Quarter                                 $0.25             $0.00
         Second Quarter                                $0.20             $0.03
         Third Quarter                                 $0.20             $0.02
         Fourth Quarter                                $0.39             $0.12

YEAR ENDED DECEMBER 31, 2003
         First Quarter                                 $0.05             $0.025
         Second Quarter                                $0.03             $0.02
         Third Quarter                                 $0.01             $0.001
         Fourth Quarter                                $0.10             $0.001

      The following is a summary of all of our equity compensation plans and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2004:

                                                                                             (C)
                                                                                     NUMBER OF SECURITIES
                                          (A)                     (B)              REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES       WEIGHTED-AVERAGE        FUTURE ISSUANCE UNDER
                                   TO BE ISSUED UPON       EXERCISE PRICE OF         EQUITY COMPENSATION
                                      EXERCISE OF             OUTSTANDING              PLANS (EXCLUDING
                                 OUTSTANDING OPTIONS,      OPTIONS, WARRANTS       SECURITIES REFLECTED IN
                                 WARRANTS AND RIGHTS          AND RIGHTS                 COLUMN (A))
                                ---------------------     -------------------     -------------------------
Equity compensation plans
approved by security holders            595,000                  $0.09                     405,000

Equity compensation plans not
approved by security holders          15,202,500                 $0.75                       N/A

Totals                                15,797,500                 $0.73                     405,000

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

         BUSINESS COMBINATIONS WITH SUBSTANTIAL STOCKHOLDERS. Delaware law contains a statutory provision, which is intended to curb abusive takeovers of Delaware corporations. Section 203 of the Delaware General Corporation Law addresses the problem by preventing certain business combinations of the corporation with interested stockholders within three years after such stockholders become interested. Section 203 provides, with certain exceptions, that a Delaware corporation may not engage in any of a broad range of business combinations with a person or an affiliate, or associate of such person, who is an "interested stockholder" for a period of 3 years from the date that such person became an interested stockholder unless:

         o the transaction resulting in a person becoming an interested stockholder, or the business combination, is approved by the Board of Directors of the corporation before the person becomes an interested stockholder;

         o the interested stockholder acquired 85% or more of the outstanding voting stock of the corporation in the same transaction that makes such person an interested stockholder (excluding shares owned by persons who are both officers and directors of the corporation, and shares held by certain employee stock ownership plans); or

         o on or after the date the person becomes an interested stockholder, the business combination is approved by the corporation's board of directors and by the holders of at least 66-2/3% of the corporation's outstanding voting stock at an annual or special meeting, excluding shares owned by the interested stockholder

         Under Section 203, an "interested stockholder" is defined as any person who is: (i) the owner of 15% or more of the outstanding voting stock of the corporation or (ii) an affiliate or associate of the corporation and who was the owner of 15% or more of the outstanding voting stock of the corporation at any time within the 3 year period immediately prior to the date on which it is sought to be determined whether such person is an interested stockholder.

         SUPERMAJORITY REQUIRED FOR AMENDMENT. In order to insure that the substantive provisions set forth in the Certificate of Incorporation are not circumvented by the amendment of such Certificate of Incorporation pursuant to a vote of a majority of the voting power of its outstanding shares, the Certificate of Incorporation also provides that any amendment, change or repeal of the provisions contained in the Certificate of Incorporation with respect to:

         o        our capitalization;

         o        an amendment of the Bylaws;

         o        a determination by the Board of the number of directors;

         o        filling Board vacancies;

         o the requirement that stockholder action be taken at an annual or special meeting;

         o requirements with respect to appraisal rights for stockholders, or

         o the amendment of the provision imposing such supermajority requirement for amendment of the Certificate of Incorporation shall require the affirmative vote of the holders of at least 66 2/3% of the voting power of all outstanding shares of voting stock, including, in any instance where the repeal or amendment is proposed by an interested stockholder (as such term is defined in Section 203 of the Delaware General Corporation Law) or its affiliate or associate, the affirmative vote of a majority of the voting power of all outstanding shares of voting stock held by persons other than such interested stockholder or its affiliates or associates. However, only the affirmative vote of the majority of the voting power of all outstanding shares of voting stock is required if the amendment of any of the foregoing provisions is approved by a majority of the Continuing Directors (as such term is defined in the Certificate of Incorporation).

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

RECENT ISSUANCES OF UNREGISTERED SECURITIES

         SECURITIES ISSUANCES TO AFFILIATES. During the year ended December 31, 2004, we issued the following unregistered securities to our directors and executive officers:

         o 7,808,260 shares and 250,000 warrants to Victor Gura, our Chief Executive Officer and a director, at prices ranging from $0.05 to $0.20 per share. In addition, in August, 2004, we issued Dr. Gura 1,814,644 shares in exchange for making a personal guaranty of certain of our obligations.

         o 7,166,680 shares and 1,000,000 warrants to Robert Snukal, one of our directors, at prices ranging from $0.05 to $0.20 per share.

         CERTAIN SHARE ISSUANCES TO CONSULTANTS. Effective January 6, 2004, we granted to each of two consultants, who have performed and continue to perform significant services in development of the Wearable Kidney, options to purchase 250,000 restricted shares of our common stock, which options are exercisable in the amount of 50,000 upon each of the following milestones:

         o        completion of all designs and drafts of the Wearable Kidney;

         o        completion of the construction of the first prototype;

         o        completion of animal studies;

         o completion of human studies required by the FDA to grant marketing approval; and

         o the first commercial sale of the Wearable Kidney in the market.

As of the date of this Report, 150,000 of these options had vested.

         PRIVATE PLACEMENT. In April 2005, we began conducting a private placement of 134 units of our securities. Each Unit consists of: (i) 50,000 shares of our Common Stock, or the Shares, at a purchase price of $0.75 per Share and (ii) 25,000 Class A Common Stock Purchase Warrants, or the Warrants. Each Warrant entitles the holder to purchase one Share at an exercise price of $1.25 per Share from the date of purchase through March 31, 2007. The number of Shares and Warrants which make up each Unit will increase if, on August 31, 2005, the closing price, or the Adjusted Closing Price of our Common Stock on the market on which our Common Stock normally trades is less than $0.75 per share. Upon occurrence of such event, we will issue an additional number of Shares per Unit so that, when added to the original 50,000 Shares, the new total, when multiplied by the Adjusted Closing Price, will equal $37,500 per Unit, PROVIDED, HOWEVER, that the Adjusted Closing Price will in no event be lower than $0.50 per Share. At the same time, an additional number of Warrants equal to fifty percent of the additional number of Shares will be issued. No value will be assigned to the Warrants. Under certain circumstances, we will file a registration statement with the Commission in respect of the Shares and the shares underlying the Warrants, or Warrant Shares. As of August 10, 2005, we have sold 14 Units for total gross proceeds of $525,000.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Our plan of operation is to:

         o complete the clinical studies in humans with the Wearable Artificial Kidney in order to apply to the FDA for permission to market the device.

         o consider restructuring our dialysis services business to improve cash flow efficiency.

Short Term Goals

         o        continue the research and development of the Wearable Kidney.
         o        complete a new round of financing to raise up to $5,000,000.

Long Term Goals

         o        recapitalize our company by selling equity securities.
         o introduce the first generation of the Wearable Kidney to the marketplace.

         We believe that we do not have sufficient working capital from operations to meet our obligations in the next twelve months. Therefore, we will seek outside sources to meet the commitments. Historically we have been successful in securing working capital through private placements of our common stock. But we cannot assure you that we will be successful in the future in obtaining any additional capital on terms favorable to us or at all. the failure to obrtan such capital could have a material adverse effect on our financial condition and operations.


RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31,
2003.

         Total revenue for the year ended December 31, 2004 increased approximately 22.3% to $4,001,232 from $3,272,029 for the year ended December 31, 2003. This increase primarily resulted from an increase in volume due to hospitalization in hemodialysis services. At the same time, patient volume in acute and home dialysis service slightly increased. Total operating expenses during the year ended December 31, 2003 increased by 39.5% to $5,599,362 from $4,014,114 during the year ended December 31, 2003.

         Total operating expenses include: (i) cost of medical services, (ii) selling, general and administrative expenses, (iii) depreciation and amortization, and (iv) rental expenses, as follows:

         Cost of medical services during the year ended December 31, 2004 increased to $2,977,683 from $2,454,082 during the year ended December 31, 2003 (an increase of 21.3%). This increase was primarily due to the increase in usage and cost of drugs and medication as well as lower payments to temporary personnel. Selling, general and administrative expenses during the year ended December 31, 2004 increased approximately 34.3% to $1,494,074 from $1,112,206 during the year ended December 31, 2003. This increase was primarily the result of an increase in consulting expenses of approximately $778,500. During the year there were decreases in insurance expenses of approximately $102,000, bad debt expense of approximately $143,000, other expenses of approximately $106,000, computer expenses of approximately $13,000, bank service charges of approximately $18,000 and legal fees of approximately $100,000. Consulting expenses increased due to warrants granted in connection with purchases of common stock. Insurance expense and legal expense decreased due primarily to a temporary suspension of an extra layer of insurance coverage with respect to the dialysis operations and a lower level of corporate activity requiring legal services. Bad debt expense decreased due to improved collections in accounts receivable. Other expenses decreased in 2004 because we did not incur other expenses, as was the case in 2003. These were isolated events and did not occur in the current year. Computer expenses decreased due to canceling services from software developers. Bank service charges decreased due to an increase in our cash accounts. Depreciation and amortization during the year ended December 31, 2004 decreased 9.5% to $62,281 from $68,805 during the year ended December 31, 2003.

         Research and development expenses for the Wearable Kidney device in 2004 amounted to approximately $1,065,324, a 181.1% increase of $686,303 from $379,021, as of December 31, 2003. These expenses include: legal fees; payments to 3 part-time physicians and engineers working on the project; expenses to conduct bench and animal tests and to construct a prototype of the Wearable Kidney. In addition, since Dr. Gura devotes 70% of his time to the R&D project, that percentage of his payroll expenses was allocated to research and development expenses. Prior to the research and development endeavor, Dr. Gura's time was devoted primarily to our operations and therefore his salary and related expenses were included in selling, general and administrative expenses.

         As a result of the foregoing, we generated a net loss of $1,668,718 during the year ended December 31, 2004 as compared to a net loss of $950,789 during the year ended December 31, 2003. Loss from operations during the year ended December 31, 2004 was $1,598,130 compared to loss from operations of $742,085 during the year ended December 31, 2003 (an increase of 115.4 %). This increase in losses from operations primarily resulted from research and development expenses. Revenues from inpatient and outpatient services increased during 2004 by approximately $1,500,000. However, margins between medical revenues and medical expenses have decreased from recent years due to increased costs of medical services in patient treatments. We will need to control our costs of expenses and our selling, general and administrative expenses, both in amounts and as a percentage of revenues, in order to move toward profitable operations.

         As of December 31, 2004, we had net operating loss carryforwards totaling approximately $9,690,000 and $3,400,000 for federal and state income tax purposes, respectively, which are available to offset future federal taxable income, if any, through 2024. The federal net operating loss carryforwards include $3,700,000 of losses, which are limited the income tax rules governing consolidated tax returns; however, the annual effects of such limitations have not yet been determined.

         LIQUIDITY AND CAPITAL RESOURCES.

         At December 31, 2004, the ratio of current assets to current liabilities was 0.60 to 1.00, compared to 0.60 to 1.00 at December 31, 2003.

         Our cash flow needs for the year ended December 31, 2004 were primarily provided from proceeds from the sale of our common stock. We had a working capital deficit of approximately $557,902 at December 31, 2004 compared to a working capital deficit of approximately $474,380 at December 31, 2003. Unless we establish profitable operations, we may need to obtain a working line of credit and/or an external financing to satisfy cash flow needs in the future.

         In addition to efforts to solve collection problems, we have taken several other measures designed to return our operations back to profitability.

         First, operating costs have been reduced by eliminating certain staff positions. Second, efficiencies in operations are being improved by shifting service days to certain patients in order to yield a more steady flow of service revenue and thereby minimize the cost of patient service.

         Cash and cash equivalents were $157,707 as of December 31, 2004, as compared to $4,015 as of December 31, 2003.

         As of December 31, 2004, we had borrowings in the aggregate amount of $1,068,326, of which short-term borrowings accounted for $210,890. As of December 31, 2003, we had borrowings in the aggregate amount of $1,254,179, of which short-term borrowings accounted for $274,699. The decrease related primarily to payments made under long-term payment plans established in connection with the settlement of litigation.

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

         In February 2003, we extended to Medipace a short-term loan in the principal amount of $12,000 at an interest rate of 8%. As of the date of this Report, we have accrued $17,757 in interest on such note.

         Medipace also provides us with certain laboratory services at what we believe to be fair market prices. For the year ended December 31, 2002, we owed to Medipace $51,874 for such laboratory services. $17,757 of the interest due to us from Medipace under the foregoing promissory note, and the remaining $34,118 was applied to repayment of the principal. As of December 31, 2004, the new reduced principal amount of the note was $143,013.

         As of the date of this filing we are provided laboratory services by Medipace in exchange for the balance due on the note receivable.

         We had a net loss of $1,668,718 and loss from operations of $1,598,130 during the year ended December 31, 2004.

         Based on the acquisition of new contracts to provide inpatient services and the increase in patient visits overall, we believe that we will be able to finance the costs of operations, including the payment of obligations as they come due, from existing cash, cash generated by operations and from loans currently in place. However, we experienced losses from operations during the year ended December 31, 2004. If we do not develop profitable operations, we will require financing from external sources to finance ongoing operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On February 20, 2004, Moss Adams LLP, or Moss Adams, resigned as our independent auditor. On July 20, 2004, we engaged Pohl McNabola Berg & Company as our principal independent public accountants. Pohl McNabola Berg & Company issued its report as our principal independent public accountants with respect to our audited consolidated financial statements for the year ended December 31, 2003, which were included in our Annual Report on Form 10-KSB for the year ended December 31, 2003, as filed with the Commission on April 7, 2005.

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

         In connection with our audit for the year ended December 31, 2004, our auditors proposed several adjusting journal entries which we recorded in our 2004 financial statements. These adjustments included bad debt expense, paid-in capital, and accounts payable. We believe that the need for these adjustments have demonstrated a weakness in our internal control system related to our closing process.

         From February, 2004, when we ended our relationship with our prior outside auditor, until July, 2004, when we engaged our current auditor, we did not have sufficient resources available to review and test the effectiveness of our internal controls. In January, 2005, with the assistance of our current outside auditor, we retained the services of an outside financial consultant who will serve as our chief financial officer and who assisted us in closing the year ended December 31, 2004.

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

ITEM 8B. OTHER INFORMATION

         None.


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

         LEONARDO BEREZOVSKY, M.D., has been a director since 2003. Dr. Berezovsky is the Chairman and CEO of AssistMed, Inc., which digitizes medical records and related information for the healthcare industry. In addition, Dr. Berezovsky was the Co-Founder, Chairman and CEO of AHI Healthcare Systems, Inc., a managing company for primary care physicians and comprehensive healthcare delivery networks. AHI completed a public offering and was later sold via merger to FPA Medical Management, Inc. in 1997. Dr. Berezovsky was also the co-founder, Chairman and CEO of Fiberspace, Inc., an optical networking concern that manufactured innovative fiber optic components for the telecommunications and oil and gas industries. Dr. Berezovsky completed his training in Internal Medicine and Cardiology at the Cleveland Clinic in Cleveland, Ohio, and practiced at Cedars Sinai Medical Center in Los Angeles, California. Dr. Berezovsky received his bachelor's degree in 1960 and M.D. in 1968 from the Universidad de Rosario in Rosario, Argentina.

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

         JOSE SPIWAK M.D. has been a director since March 15, 1998. Dr. Spiwak is a board certified thoracic and cardiovascular surgeon, and serves as Chairman of the Cardiovascular Thoracic Section of St. Francis Medical Center and Presbyterian Intercommunity Hospital in Los Angeles, California. He served as Vice-Chairman of American Health, Inc., a managing company of primary care physicians and comprehensive healthcare delivery networks, which was sold to FPA Medical Management, Inc. in April 1997. Dr. Spiwak graduated from the Universidad Javeriana Medical School (Bogota, Columbia) in 1968 and performed his residency in Israel and the United States. Dr. Spiwak is a member of the Board of Directors of the American Cancer Society.

         ROBERT SNUKAL has been a director since February 11, 2003. Mr. Snukal is a director of the Pacific Asian Museum in Pasadena, California. From 1997 to 2002, he served as a member of the Board of Directors, Chief Executive Officer and President of Fountain View, Inc., a healthcare provider providing physical therapy, occupational therapy, speech therapy and pharmacy services as well as operating skilled nursing facilities and assisted living facilities. Mr. Snukal holds a Bachelors Degree and a Masters Degree in English Literature from the University of Manitoba. Mr. Snukal has been a lecturer and an assistant professor at several universities, including the University of British Columbia, the University of Sussex in England and the University of Calgary.

CORPORATE GOVERNANCE AND BOARD COMMITTEES

         INDEPENDENT DIRECTORS. The Board of Directors has determined that Drs. Spiwak and Lang are independent under the criteria established by Nasdaq Stock Market for independent board members. In addition, the Board of Directors has determined that Drs. Spiwak and Lang of the Audit Committee meet the additional independence criteria required for audit committee membership.

         COMPENSATION COMMITTEE. The Board has a Compensation Committee and an Audit Committee, each comprised of the following members of the Board of
Directors: Dr. Jose Spiwak and Dr. Ronald Lang. The Board has no standing committee on nominations or any other committees performing equivalent functions.

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

         AUDIT COMMITTEE. Our Audit Committee reports to the Board of Directors regarding the appointment of our independent auditors, the scope and fees of the prospective annual audit and the results thereof, compliance with our accounting and financial policies and management's procedures and policies relative to the adequacy of our system of internal accounting controls. We intend to include a copy of the Audit Committee charter in our next Annual Meeting Proxy Statement. Currently, neither member of the Audit Committee is an audit committee financial expert as that term is described in Item 401(e) of Regulation S-B under the Exchange Act. We have been conducting a search for additional persons to serve on our Board, including persons with the requisite expertise in financial matters, as well as persons with expertise in medicine, biochemistry and engineering. We are in preliminary discussions with at least one candidate and we expect to conclude the entire process of identifying and appointing new board members within the next few months.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. No interlocking relationship exists between any member of our Board or Compensation Committee and any member of the board of directors or compensation committee of any other companies, nor has such interlocking relationship existed in the past.

         CODE OF ETHICS. We have adopted a Code of Ethics for directors, executive officers and other employees. We have filed a copy of our Code of Ethics, which is included as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference as an exhibit to this Report.

         COMPENSATION OF DIRECTORS. We pay the following compensation to our outside Directors:

         o cash payment of $500 for attendance at each meeting of the Board of Directors; and

         o stock options of 20,000 shares per year, earned at a rate of 5,000 shares per quarter, with an exercise price based on the fair market value of our common stock as of the last trading day of the preceding year.

         DIRECTOR ATTENDANCE AT MEETINGS. The Board of Directors met once during 2004; all directors attended.

         o There was only one board meeting in 2004 (August) and all members were present.

         COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934.

         Section 16(a) of the Exchange Act requires its directors and executive officers and beneficial holders of more than 10% of our Common Stock to file with the Securities and Exchange Commission or the Commission initial reports of ownership and reports of changes in ownership of our equity securities. The Change in Beneficial Ownership Reports on Form 4 and Annual Reports of Beneficial Ownership on Form 5 for our officers, directors, and greater than 10% beneficial owners were not timely filed for the year ended December 31, 2004. We intend to use all reasonable efforts to ensure that all reports of beneficial ownership are filed on timely basis in the future.

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

ITEM 10.          EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning compensation of our executive officers, including our Chief Executive Officer and Chief Financial Officer, for the years ended December 31, 2004 and 2003:

                        ANNUAL COMPENSATION                       LONG TERM COMPENSATION AWARDS
--------------------------------------------------------------------------------------------------------------------
                                                       OTHER                     SECURITIES               PAYOUTS
                                                       ANNUAL      RESTRICTED    UNDERLYING     LTIP     ALL OTHER
                                                    COMPENSATION      STOCK       OPTIONS/    PAYOUTS  COMPENSATION
     NAME          YEAR    SALARY ($)   BONUS ($)       ($)        AWARDS ($)     SARS (#)      ($)         ($)
--------------------------------------------------------------------------------------------------------------------
Victor Gura
   (CEO and CFO)   2004     150,000                                     0         125,000        0           0
--------------------------------------------------------------------------------------------------------------------
                   2003     150,000                                     0            0           0           0
--------------------------------------------------------------------------------------------------------------------

         OPTION/SAR GRANTS TABLE

         The following table sets forth certain information concerning grants of stock options to certain of its executive officers, including the Named Executives for the year ended December 31, 2004:

------------------ ---------------------------------- --------------- ---------------- -------------------------------
                                                                                       POTENTIAL REALIZABLE
                                                                                       VALUE AT ASSUMED
                                                                                       ANNUAL RATE OF
                                                                                       STOCK PRICE APPRECIATION
                   INDIVIDUAL GRANTS                                                   FOR OPTION TERM (1)
------------------ ---------------------------------- --------------- ---------------- -------------------------------

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
------------------ ---------------- ----------------- --------------- ---------------- --------------- ---------------

         1. This chart assumes a market price of $0.20 for the Common Stock, the closing price for its Common Stock in the over-the-counter market as of December 31, 2004, as the assumed market price for the Common Stock with respect to determining the "potential realizable value" of the shares of Common Stock underlying the options described in the chart, as reduced by any lesser exercise price for such options. Each of the options reflected in the chart was granted at exercise prices, which we believe to have been determined at the fair market value as of the date of grant. Further, the chart assumes the annual compounding of such assumed market price over the relevant periods, without giving effect to commissions or other costs or expenses relating to potential sales of such securities. Its Common Stock has a very limited trading history. These values are not intended to forecast the possible future appreciation, if any, of the price or value of our Common Stock.

      OPTION EXERCISES AND YEAR-END VALUES

      The following table sets forth information with respect to the exercised and unexercised options to purchase shares of common stock for certain of the Named Executives held by them at December 31, 2004:

                                                             Number of Securities           Value of Unexercised
                                                            Underlying Unexercised          In-the-Money Options
                                                        Options at December 31, 2004        at December 31, 2004
------------------------- ---------------- ----------- -------------- ---------------- -------------- ----------------
                          SHARES
                          ACQUIRED ON      VALUE
NAME                      EXERCISE         REALIZED    EXERCISABLE    UNEXERCISABLE    EXERCISABLE(1) UNEXERCISABLE(2)
------------------------- ---------------- ----------- -------------- ---------------- -------------- ----------------
Victor Gura               0                0           4,087,500      2,000,000        $400,000       0
------------------------- ---------------- ----------- -------------- ---------------- -------------- ----------------
Ronald Lang               0                0           1,235,000         600,000       $160,325       0
------------------------- ---------------- ----------- -------------- ---------------- -------------- ----------------

-----------------
(1) Represents an amount equal to the number of options multiplied by the difference between the average of the closing bid and asked prices for the common stock in the over-the-counter market on the date of exercise and any lesser exercise price.

(2) Represents an amount equal to the number of options multiplied by the difference between the average of the closing bid and asked prices for the common stock in the over-the-counter market on December 31, 2004 ($0.20 per share) and any lesser exercise price.

         EMPLOYMENT AGREEMENTS.

         EMPLOYMENT AGREEMENT WITH VICTOR GURA. We have entered into a three-year employment agreement with Victor Gura to serve as our Board Chairman, Chief Executive Officer and Chief Scientific Officer. If and when the FDA approves the final clinical study of the Wearable Kidney, we are to initiate a search for a new CEO. Under the agreement, Dr. Gura's base salary is $450,000 per year, payable as follows: (i) $150,000 annualized as a base amount; (ii) $300,000 annualized after the date on which we have received at least $2,000,000 in net proceeds from a placement of our securities; (iii) $350,000 annualized after the date on which we have received at least $3,000,000 in net proceeds; and (iv) $420,000 annualized after the date on which we have received at least $4,000,000 in net proceeds. Any amounts accrued but not paid to Dr. Gura will be paid as and when we receive the appropriate amount of net proceeds. If we terminate Dr. Gura other than for cause, then he will receive severance pay equal to $420,000, payable over 12 months.

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

         We reserved for issuance up to 1,000,000 shares of Common Stock under the 1998 Stock Option Plan. As of the date of this Report, there are outstanding options to purchase up to 712,500 shares of Common Stock under the 1998 Stock Option Plan, 75,000 shares of which have been exercised and all of which have vested.

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

         OTHER OPTIONS AND WARRANTS. We also have warrants and options issued in addition to those issued pursuant to the 3 stock option plans referenced above, which includes options and warrants to purchase up to 14,044,220 shares of Common Stock, at exercise prices ranging from $0.042 to $3.50 per share, to certain directors, consultants and employees of the Company, of which 7,344,220 are currently exercisable.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table reflects, as of August 15, 2005, the beneficial Common Stock ownership of: (a) each director of the Company, (b) each current executive officer named in the Summary Compensation Table in this Report, (c) each person known by us to be a beneficial owner of 5% or more of its Common Stock, and (d) all executive officers and directors of the Company as a group:

                                                                    Number of            Percentage of
                                                                      Shares                Shares
                                                                   Beneficially           Beneficially
         Name and Address of Beneficial Owner (1)                     Owned                Owned (1)
         ----------------------------------------                     -----                ---------
         Victor Gura (2)                                            18,340,750               44.06
         Leonardo Berezovsky (3)                                     3,786,216                9.95
         Ronald Lang (4)                                             4,573,449               11.79
         Jose Spiwak (5)                                             1,455,000                3.84
         Robert Snukal (6)                                           8,266,680               21.39
         Medipace (7)                                                  800,000                2.13
         All directors and officers as a group (8)                  36,422,095               81.19

-------------------------

         *        Less than 1%.

         (1) Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of August 15, 2005, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Unless otherwise indicated, the officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 37,540,322 shares of common stock outstanding as of August 15, 2005.

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

ITEM 12.          CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS.

         PROMISSORY NOTE TO DR. GURA. In 2001 we issued to Dr. Gura a promissory note in the amount of $100,000, which is secured by some of our technology. The note matures on December 18, 2009, and may be canceled in the event that the per share price of our Common Stock equals or exceeds $5.00 per share up to the maturity date of the note.

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

         B.  REPORTS ON FORM 8-K.

         We did not file a Report on Form 8-K during the quarter ended December 31, 2004.

         C.  OTHER EXHIBITS

         2.1 Agreement for Exchange of Stock dated May 11, 1996, by and among the Company, Los Angeles Community Dialysis, Inc., Victor Gura, M.D., Avraham H. Uncyk, M.D. and Ronald P. Lang, M.D. (1)
         3.1      Restated Certificate of Incorporation (2)
         3.2      Bylaws (2)
         10.1 Employment Agreement between the Company and Victor Gura, M.D., April 12, 1996 (3)
         10.2     1996 Employee Compensation Stock Option Plan (4)
         10.3     1996 Stock Option Plan (5)
         10.4     1998 Stock Option Plan (6)
         10.5 Technology Purchase Agreement, dated as of December 18, 2001, between the Company and Victor Gura, M.D. (7)
         10.6     Non-Qualified Stock Option Agreement, dated as of December 18,
                  2001, between the Company and Victor Gura, M.D. (7)
         10.7     Non-Qualified Stock Option Agreement, dated as of December 18,
                  2001, between the Company and Ronald P. Lang, M.D. (7)
         10.8     Employment Agreement, dated as of January 1, 2005, between the
                  Company and Victor Gura.
         14.1     Code of Ethics. (8)
         23.1     Consent of Pohl, McNabola, Berg & Company.
         31.1 Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
         32.1 Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

         -----------------------

         1.       Filed as part of its Current Report on Form 8-K dated May 24,
                  1996.
         2. Filed as part of the Company Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1996.
         3. Filed as part of its Annual Report on Form 10-KSB for the year ended December 31, 1996.
         4. Filed as part of its Registration Statement on Form S-8 dated April 6, 1996.
         5. Filed as part of its Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1996.
         6. Filed as part of its Registration Statement on Form S-8 dated March 5, 1999.
         7. Filed as part of its Annual Report on Form 10-KSB for the year ended December 31, 2001.
         8. Filed as part of its Annual Report on Form 10-KSB for the year ended December 31, 2003.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

         AUDIT FEES. The aggregate fees billed to us by the independent auditors, Pohl, McNabola, Berg & Company or PMB, for professional services rendered in connection with the audit of our financial statements included in this Annual Report on Form 10-KSB for 2004, and for review of our statements included in our Quarterly Reports on Form 10-Q during 2004, totaled approximately $46,675. The aggregate fees billed to us by PMB for professional services rendered in connection with the audit of our financial statements included in our Annual Report on Form 10-KSB for 2003, and for review of our statements included in our Quarterly Reports on Form 10-Q during 2003, totaled approximately $75,396.

         ALL OTHER FEES. The aggregate fees billed to us by PMB for services rendered for tax consulting and audit-related services were $5,200 and none for 2004 and 2003, respectively.

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

         AVAILABLE INFORMATION

         We are a reporting company and file annual, quarterly and special reports, proxy statements and other information with the Commission. You may inspect and copy these materials at the Public Reference Room maintained by the Commission at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for more information on the Public Reference Room. You can also find our Commission filings at the Commission's website at www.sec.gov.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                  NATIONAL QUALITY CARE, INC.

Date: August 25, 2005                                             By: /s/ VICTOR GURA, M.D.
                                                                      --------------------------------------
                                                                      VICTOR GURA, M.D.
                                                                      PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                                      CHAIRMAN OF THE BOARD OF DIRECTORS

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

                SIGNATURE                              CAPACITY IN WHICH SIGNED                   DATE
                ---------                              ------------------------                   ----

         /s/  VICTOR GURA, M.D.                  President, Chief Executive Officer and      August 25, 2005
-------------------------------------------        Chairman of the Board of Directors
              VICTOR GURA, M.D.

           /s/  VICTOR GURA                      Chief Financial Officer                     August 25, 2005
-------------------------------------------
                VICTOR GURA

         /s/  RONALD LANG, M.D.                  Director                                    August 25, 2005
-------------------------------------------
              RONALD LANG, M.D.

         /s/  JOSE SPIWAK, M.D.                  Director                                    August 25, 2005
-------------------------------------------
              JOSE SPIWAK, M.D.

          /s/  ROBERT SNUKAL                     Director                                    August 25, 2005
-------------------------------------------
               ROBERT SNUKAL

     /s/  LEONARDO BEREZOVSKY, M.D.              Director                                    August 25, 2005
-------------------------------------------
          LEONARDO BEREZOVSKY, M.D.


                                                     43

                           NATIONAL QUALITY CARE, INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

                           NATIONAL QUALITY CARE, INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004




                                 C O N T E N T S

--------------------------------------------------------------------------------


         Report of Independent Registered Public Accounting Firm...............1

         Consolidated Balance Sheet........................................2 - 3

         Consolidated Statements of Operations.................................4

         Consolidated Statements of Stockholders' Equity.......................5

         Consolidated Statement of Cash Flows..............................6 - 7

         Notes to Consolidated Financial Statements.......................8 - 27

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the stockholders and Board of Directors of National Quality Care, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of National Quality Care, Inc. and Subsidiary as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Quality Care, Inc. and Subsidiary as of December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial net losses and utilized substantial amounts of cash in its operating activities over the past several years and as of December 31, 2004, has an accumulated deficit of $5,679,090 and a net asset deficiency of $1,078,271. These matters, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.



/S/ POHL, MCNABOLA, BERG AND COMPANY, LLP
SAN FRANCISCO, CALIFORNIA
AUGUST 17, 2005

                   NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004


                                                                         2004
                                                                      ----------
                                     ASSETS
Current Assets

      Cash and cash equivalents                                       $  157,707
      Accounts receivable, net of allowance for doubtful
        accounts of $125,000                                             575,690
      Supplies inventory                                                  37,719
      Prepaid expenses and other assets                                   70,074
                                                                      ----------

         Total Current Assets                                            841,190
                                                                      ----------

Property and Equipment, net of accumulated depreciation of $787,817      152,384

Accrued Financial Cost, net of accumulated amortization of $6,049         84,683

Intangible Asset - Technology Rights                                     100,000
                                                                      ----------


           Total Assets                                               $1,178,257
                                                                      ==========



                                   (continued)


   The accompanying notes are an integral part of these financial statements.


                   NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                DECEMBER 31, 2004


                                                                        2004
                                                                     -----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Accounts payable                                                $   646,951
     Accrued expenses                                                    541,251
     Notes payable and current portion of long-term debt                 210,890
                                                                     -----------

        Total Current Liabilities                                      1,399,092

Long-term Debt, Net of Current Portion                                   857,436
                                                                     -----------

           Total Liabilities                                           2,256,528
                                                                     -----------


Stockholders' Equity
     Preferred stock, $.01 par value; 5,000,000 shares authorized;
        no shares issued and outstanding                                      --
     Common stock, $.01 par value; 50,000,000 shares authorized;
        36,890,322 issued and outstanding                                368,903
     Additional paid-in capital                                        4,322,213
     Receivables from stockholders, net                                  (90,297)
     Accumulated deficit                                              (5,679,090)
                                                                     -----------

           Total Stockholders' Equity (Deficit)                       (1,078,271)
                                                                     -----------



           Total Liabilities and Stockholders' Equity (Deficit)      $ 1,178,257
                                                                     ===========


   The accompanying notes are an integral part of these financial statements.



                           NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                            2004              2003
                                                         ------------    ------------
Revenue
      Medical service revenue                            $  4,001,232    $  3,272,029
                                                         ------------    ------------

         Total Revenue                                      4,001,232       3,272,029

Operating Expenses
      Cost of medical services                              2,977,683       2,454,082
      Selling, general and administrative                   1,494,074       1,112,206
      Research and development                              1,065,324         379,021
      Depreciation and amortization                            62,281          68,805
                                                         ------------    ------------

         Total Operating Expenses                           5,599,362       4,014,114
                                                         ------------    ------------

             Loss from Operations                          (1,598,130)       (742,085)
                                                         ------------    ------------

Other Income (Expense)
      Interest expense                                        (52,236)       (165,058)
      Interest income                                          17,757          19,236
      Litigation settlement                                   (20,000)        (62,048)
      Loan fee                                                (10,120)             --
      Other income (expense)                                   (5,989)           (834)
                                                         ------------    ------------

         Total Other Income (Expense)                         (70,588)       (208,704)
                                                         ------------    ------------

            Loss Before Provision for Income Taxes         (1,668,718)       (950,789)
                                                         ------------    ------------

Provision for Income Taxes                                         --              --
                                                         ------------    ------------

            Net Loss                                     $ (1,668,718)   $   (950,789)
                                                         ============    ============


Loss Per Share
            Basic                                        $      (0.05)   $      (0.05)
                                                         ============    ============
            Diluted                                      $      (0.05)   $      (0.05)
                                                         ============    ============

Number of shares used in calculation of loss per share
            Basic                                          31,208,219      17,158,692
                                                         ============    ============
            Diluted                                        31,208,219      17,158,692
                                                         ============    ============



           The accompanying notes are an integral part of these financial statements.



                                           NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                           Common Stock          Additional    Receivable                       Total
                                    -------------------------     Paid-in        From         Accumulated   Stockholders'
                                      Shares         Amount       Capital     Stockholders      Deficit         Equity
                                    -----------   -----------   -----------    -----------    -----------    -----------

Balance at December 31, 2002          9,939,878   $    99,398   $ 2,182,907    $  (283,469)   $(3,059,583)   $(1,060,747)
                                    ===========   ===========   ===========    ===========    ===========    ===========

     Sale of common stock            10,500,260       105,003       420,010             --             --        525,013
     Issued for services                619,556         6,196        (1,363)            --             --          4,833
     Issued for employees
     compensation                     4,210,644        42,106        63,160             --             --        105,266
     Change in receivables from
     stockholders                            --            --            --        162,532             --        162,532
     Fair value of options
     granted                                 --            --        64,200             --             --         64,200
     Fair value of options vested            --            --        12,500             --             --         12,500
     Net loss                                --            --            --             --       (950,789)      (950,789)
                                    -----------   -----------   -----------    -----------    -----------    -----------

Balance at December 31, 2003         25,270,338   $   252,703   $ 2,741,414    $  (120,937)   $(4,010,372)   $(1,137,192)
                                    ===========   ===========   ===========    ===========    ===========    ===========

     Sale of common stock             9,805,340        98,054       729,713             --             --        827,767
     Issued for debt guarantee        1,814,644        18,146        72,586             --             --         90,732
     Change in receivables from
     stockholders                            --            --            --         30,640             --         30,640
     Fair value of warrants
     granted                                 --            --       692,500             --             --        692,500
     Vested value of options
     granted                                 --            --        86,000             --             --         86,000
     Net loss                                --            --            --             --     (1,668,718)    (1,668,718)
                                    -----------   -----------   -----------    -----------    -----------    -----------

Balance at December 31, 2004         36,890,322   $   368,903   $ 4,322,213    $   (90,297)   $(5,679,090)   $(1,078,271)
                                    ===========   ===========   ===========    ===========    ===========    ===========


                           The accompanying notes are an integral part of these financial statements.


                           NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                          2004            2003
                                                                       -----------    -----------

Cash Flows from Operating Activities:
     Net loss                                                          $(1,668,718)   $  (950,789)
        Adjustments to reconcile net loss to net cash
            used in operating activities:
              Depreciation and amortization                                 62,281         68,805
              Amortization of financing fees                                 6,049             --
              Provision for doubtful accounts                                9,516         20,516
              Expense recognized on options granted/vested                  86,000         76,700
              Expense recognized on warrants granted/vested                692,500             --
              Issuance of common stock for employees compensation               --        105,266
              Issuance of common stock for services                             --          4,833

        Changes in certain assets and liabilities
              Accounts receivable                                           77,600       (184,371)
              Supplies inventory                                             5,626         10,181
              Prepaid expenses                                             (37,900)        53,958
              Other assets                                                 (19,242)        10,820
              Bank overdraft                                               (40,900)        40,900
              Accounts payable                                             218,265        (34,734)
              Accrued expenses                                              90,061        (24,790)
                                                                       -----------    -----------

                 Net Cash Used in Operating Activities                    (518,862)      (802,705)
                                                                       -----------    -----------

Cash Flows from Investing Activities:
     Changes in receivable from stockholder, net                            30,640        162,532
     Purchase of property and equipment                                         --         (3,687)
                                                                       -----------    -----------

                 Net Cash Provided by Investing Activities                  30,640        158,845
                                                                       -----------    -----------

Cash Flows from Financing Activities:
     Sale of common stock                                                  827,767        525,013
     Borrowings on notes payable, long-term debt and capital leases             --        199,415
     Repayment of notes payable, long-term debt and capital leases        (185,853)       (91,740)
                                                                       -----------    -----------

                 Net Cash Provided by (Used in) Financing Activities       641,914        632,688
                                                                       -----------    -----------


                                           (continued)


           The accompanying notes are an integral part of these financial statements.


                   NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                              2004       2003
                                                            --------   --------

Net Increase (Decrease) in Cash and Cash Equivalents         153,692    (11,172)

Cash and Cash Equivalents - Beginning of Year                  4,015     15,187
                                                            --------   --------

Cash and Cash Equivalents - End of Year                     $157,707   $  4,015
                                                            ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash Paid during the year for:
         Interest expense                                   $ 49,761   $ 90,174
                                                            ========   ========
         Income taxes                                       $     --   $  5,154
                                                            ========   ========


  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         In 2004, the Company recognized an expense of $778,500 for the fair value of options and warrants granted.

         In 2004, the Company issued stock for debt guarantee valued at $90,732.


         In 2003, the Company issued common stock for services valued at $4,833.

         In 2003, the Company issued common stock as compensation to employees valued at $105,266.

         In 2003, the Company recognized an expense of $76,700 for the fair value of options and warrants granted.

         In 2003, the Company converted $593,131 of accounts payable into long-term debt.


   The accompanying notes are an integral part of these financial statements.

                                      -7-

                      NATIONAL QUALITY CARE AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


1.       ORGANIZATION
         ------------

Nature of Business
------------------

National Quality Care, Inc. ("the Company" or "NQCI") provides dialysis services for patients suffering from chronic kidney failure through one dialysis clinic located in Los Angeles, California, and for patients suffering acute kidney failure through a visiting nursing program contracted to several Los Angeles County hospitals. Payments for services are provided primarily by third-party payors including Medicare, Medi-Cal, commercial insurance companies and by the contracted hospitals.

The subsidiary is Los Angeles Community Dialysis, Inc. which operates the dialysis clinic.



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


Financial Condition
-------------------

For the past several years, the Company has experienced net operating losses, and as of December 31, 2004 has accumulated losses of $5,679,090 and a working capital deficiency (defined as current assets minus current liabilities) of $557,902. In addition, total liabilities exceed total assets by $1,078,271. Such deficiencies indicate the Company may not be able to meet its current obligations as they come due without additional financing or positive cash flow from operating activities.

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

                      NATIONAL QUALITY CARE AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


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


Accounts Receivable and Allowances
----------------------------------

The Company carries its accounts receivable at billed amounts less allowances for contractual adjustments and doubtful accounts. The Company does not accrue interest on its receivables. On a periodic basis, the Company evaluates its accounts receivable and establishes allowances based on contractual arrangements, history of past write-offs and collections and current credit conditions. The Company's policy for writing off receivables as uncollectible varies based on the payor arrangements and management's estimate of the customer's ability to pay.


Revenue Recognition
-------------------

Medical service revenue is recognized in the period the service is performed. The amount of revenue is based on the Company's established billing rates less allowances and discounts principally for patients covered by Medicare, Medi-Cal and other contractual programs. Payments under these programs are based on either predetermined rates or the costs of services. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. These contractual allowances and discounts are charged to accounts receivable in the accompanying consolidated balance sheet.

The Medicare and Medi-Cal programs, which are the largest payors for services rendered by the Company, combined to account for approximately 97% and 73% of the Company's gross revenues for the years ended December 31, 2004 and 2003, respectively. The Company is a party to nonexclusive agreements with certain third-party payors and termination of such third-party agreements could have an adverse effect on the Company.


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

                      NATIONAL QUALITY CARE AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

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


Research and Development, and Advertising
-----------------------------------------

Research and development, and advertising costs are charged to expense as incurred. There were no advertising costs for the years ended December 31, 2004 and 2003.


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

                      NATIONAL QUALITY CARE AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

Stock Based Compensation
------------------------

The Company has several stock-based compensation plans. The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," also known as APB 25, and related interpretations in accounting for qualifying options granted to its employees under its plans and applies Statement of Financial Accounting Standards, or SFAS, No. 123 "Accounting for Stock Issued to Employees," also known as SFAS 123 (as amended by SFAS 148 "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," also known as SFAS 148), for disclosure purposes only. The SFAS 123 and SFAS 148 disclosures include pro forma net loss and loss per share as if the fair value-based method of accounting had been used. Stock-based compensation to non-employees is accounted for in accordance with SFAS 123, SFAS 148 and related interpretations.


Reclassifications
-----------------

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentations. These reclassifications had no effect on previously reported results of operations or retained earnings.


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


Earnings (Loss) per Share
-------------------------

Earnings per share are based upon the weighted average number of shares of common stock and common stock equivalents outstanding. Diluted earnings per share is calculated using the "Treasury Stock Method", whereby the potential dilutive effect of common stock equivalents is considered. Common stock equivalents, which consist of options and warrants convertible into 6,331,220 and 4,831,220 shares of common stock at December 31, 2004 and 2003, respectively, have been excluded in the calculation of diluted earnings per share because their effect would be antidilutive. However, these instruments could potentially dilute earnings per share in future years.

                      NATIONAL QUALITY CARE AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

Recent Accounting Pronouncements
--------------------------------

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

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. Management does not expect the adoption of SFAS 149 to have any impact on the Company's financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheet. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. Management does not expect the adoption of SFAS 150 to have a material impact on the Company's financial position, cash flows or results of operations.

Effective April 1, 2004, the SEC adopted Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"). SAB 105 clarifies the requirements for the valuation of loan commitments that are accounted for as derivatives in accordance with SFAS 133. Management does not expect the implementation of this new bulletin to have a material impact on the Company's financial position, results of operations and cash flows. The Company currently has no loan commitments.

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). EITF 04-08 reflects the Task Force's tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the Company would be required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which the Notes are outstanding. Management does not expect the implementation of this new standard to have a material impact on its computation of diluted earnings per share.

                      NATIONAL QUALITY CARE AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

Recent Accounting Pronouncements (continued)
--------------------------------------------

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

In December 2004, the Financial Accounting Standards Board, also known as the FASB, issued a revision to SFAS 123 "Share-Based Payment," also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R, together with guidance included in Staff Accounting Bulletin No. 107 issued by the SEC on March 29, 2005, also known as SAB 107, eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R applies to awards that are granted, modified, or settled in periods beginning after its applicable effective date. In April 2005, the SEC issued a release amending the effective date of SFAS 123R for each registrant to the start of the registrant's first fiscal year beginning after June 15, 2005. SFAS 123R allows for three alternative transition methods. The Company intends to adopt the prospective application method. The Company currently intends to adopt SFAS 123R and SAB 107 in the first quarter of fiscal 2006. The adoption of SFAS 123R will cause the Company to record a non-cash accounting charge as an expense each quarter in an amount approximating the fair value of such share-based compensation meeting the criteria outlined in the provisions of SFAS 123R. As of December 31, 2004, The Company had approximately 6,331,220 stock options and 1,700,000 warrants outstanding (issued to employees) which had not yet become vested. The amount of such charge has not been determined.

                      NATIONAL QUALITY CARE AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

Recent Accounting Pronouncements (continued)
--------------------------------------------

In May 2005, the FASB Emerging Issues Task Force, or EITF, issued EITF No. 00-19-1 "Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation". This pronouncement clarifies existing accounting guidance relative to freestanding financial instruments originally issued as employee compensation. EITF No. 00-19-1 becomes effective concurrent with the effective date of SFAS 123R. The Company believes the adoption of this pronouncement will not have a material impact on our results of operations or financial condition.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.


3.       PROPERTY AND EQUIPMENT
         ----------------------

Property and equipment and accumulated depreciation and amortization as of December 31, 2004:

                                                                        2004
                                                                      ---------
         Automobile                                                   $  11,215
         Medical equipment                                              680,858
         Office equipment, furniture and fixtures                        89,756
         Leasehold improvements                                         158,372
                                                                      ---------

                                                                        940,201
         Less accumulated depreciation and amortization                (787,817)
                                                                      ---------

                                                                      $ 152,384
                                                                      =========


Depreciation and amortization expense on property and equipment for the years ended December 31, 2004 and 2003 was $62,281 and $68,805, respectively. Medical equipment includes $542,234 of equipment under capital lease as of December 31, 2004 with accumulated depreciation of $435,445.

                      NATIONAL QUALITY CARE AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


4.       LEASE RECEIVABLE
         ----------------

During fiscal 2000, the Company entered into a purchase and leaseback arrangement for $75,000 of equipment with a shareholder affiliate, financing such equipment through a third party. The transaction resulted in a receivable from the shareholder affiliate replacing a portion of the note receivable from that affiliate (see Note 9) and a capital lease liability of an equal amount, at lease inception, to the third party. The receivable is recorded in stockholder's equity. The shareholder affiliate has been in default on the lease receivable during 2004 and 2003. Interest earned on the lease receivable has been fully reserved.

Minimum payments under the capital lease receivable are as follows:

         2005                                                         $ 105,622
                                                                      ---------

         Total minimum payments                                         105,622
         Amount representing interest at 36%                            (57,651)
                                                                      ---------

         Present value of net minimum lease payments                  $  47,971
                                                                      =========


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

                      NATIONAL QUALITY CARE AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


6.       NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES
         ------------------------------------------------

Notes payable, long-term debt and capital lease obligations at December 31, 2004 consist of the following:

                                                                        2004
                                                                    -----------
Settlement payable, due in monthly installments of $7,000 based on
Judgment from US District Court, Central District of California dated May 12, 2004 to settle a lawsuit from a creditor on two
outstanding promissory notes                                        $   329,528

Settlement payable, due in monthly installments of $4,000 based on
Judgment from Superior Court, County of Los Angeles dated March
24, 2004 to settle a lawsuit from a creditor                            348,450

Settlement payable, due in monthly installments of $1,000 per
month to a vendor                                                       213,568

Note payable to related party (Note 10) interest at 7% per annum and principal due December 18, 2006,collateralized by technology
rights                                                                  100,000

Settlement payable based on Judgment from Superior Court of
California County of Los Angeles - Central District dated July 19,
2004 to settle a lawsuit from a lessor                                   48,463

Capitalized lease obligations, due in monthly installments of
$3,694 including interest at 12% due monthly, collateralized by
equipment                                                                28,317
                                                                    -----------

                                                                      1,068,326

Less current portion                                                   (210,890)
                                                                    -----------

Long-term debt                                                      $   857,436
                                                                    ===========


Annual payments under long-term obligations, exclusive of capital leases, for future years ending December 31, are:

         2005                                                       $   204,463
         2006                                                           299,000
         2007                                                           204,000
         2008                                                           226,500
         2009                                                           130,500
         Thereafter                                                     264,343
                                                                    -----------

                                                                      1,328,806
         Amount representing interest                                  (288,796)
                                                                    -----------

                                                                    $ 1,040,010
                                                                    ===========

                      NATIONAL QUALITY CARE AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


6.       NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES (CONTINUED)
         ------------------------------------------------------------

Minimum lease payments under capital leases for future years ending December 31 are:

         2005                                                          $ 30,540
                                                                       --------

         Total minimum payments                                          30,540
         Amount representing interest at 12%                             (2,223)
                                                                       --------

         Present value of net minimum lease payments                     28,317
         Less current portion                                           (28,317)
                                                                       --------

         Long-term minimum lease payments                              $     --
                                                                       ========


The Company's term loans have a financial covenant which requires net income on a quarterly basis. The Company was not in compliance with this covenant during 2004. The total outstanding balance under these term loans was $6,648 at December 31, 2004.


7.       INCOME TAXES
         ------------

Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and tax reporting purposes. At December 31, 2004 and 2003, the Company's deferred tax assets are comprised of the following items:

                                                                       2004
                                                                   -----------
         Deferred Tax Assets
               Net operating loss carryforward                     $ 3,550,000
               Note receivable reserve                                 288,000
               Allowance for doubtful accounts                          50,000
               Intangible assets                                        51,000
               Other                                                     2,000
                                                                   -----------

                                                                     3,941,000
               Less valuation allowance                             (3,941,000)
                                                                   -----------

         Net deferred tax assets                                   $        --
                                                                   ===========

                      NATIONAL QUALITY CARE AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


7.       INCOME TAXES (CONTINUED)
         ------------------------

The current income tax provision consists of the following at December 31:

                                                          2004           2003
                                                         -------        ------
         Current tax provision
               Federal                                   $    --        $   --
               State                                          --            --
                                                         -------        ------

         Change in deferred income taxes, net                 --            --
                                                         -------        ------

                                                         $    --        $   --
                                                         =======        ======


A reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31, 2004 and December 31, 2003 follows:

                                                                  Percent of             Percent of
                                                                   Pre-tax                Pre-tax
                                                         2004      Income         2003    Income
                                                     -----------   -------     ---------  -------
         Federal tax expense (benefit)               $  (621,000)   (34.0)%    $(323,000)  (34.0)%
         State tax expense (benefit)                    (104,000)    (5.8)%      (55,000)   (5.8)%
         Change in valuation allowance on deferred
         taxes                                           707,000     37.4 %      386,000    40.6 %
         Change in allowance for doubtful accounts        30,000      4.1 %      (27,000)   (2.8)%
         Other, net                                      (12,000)    (1.7)%       19,000     2.0 %
                                                     -----------   -------     ---------  -------

                                                     $        --      0.0 %   $      --      0.0 %
                                                     ===========   =======    =========   =======


At December 31, 2004, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $9,690,000 and $3,400,000, respectively, which for federal purposes are available to offset future taxable income, if any, begin expiring in 2024. The federal net operating loss carryforwards include $3,700,000, which are limited by IRC Section 1502; however, the annual effects of such limitations have not been determined. The Company is subject to a California State franchise fee of $2,400.


8.       STOCK OPTIONS AND WARRANTS
         --------------------------

The Company has adopted the provisions of Financial Interpretation No. 44. Effective January 1, 2006, the Company will adopt the fair value recognition provisions of SFAS No. 123(R), "SHARE-BASED PAYMENTS," using the prospective transition method.

                      NATIONAL QUALITY CARE AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


8.       STOCK OPTIONS AND WARRANTS (CONTINUED)
         --------------------------------------

The Company has adopted the provisions of SFAS No. 148 and Financial Interpretation No. 44. Accordingly, in 2004 the Company applies APB Opinion No. 25 and related interpretations in accounting for its plans for employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123 and SFAS 123(R), the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31:

                                                                 2004            2003
                                                              -----------    -----------
         Net Loss
               As reported                                    $(1,668,718)   $  (950,789)
               Compensation recognized under APB 25                    --             --
               Compensation recognized under SFAS 123(R)          (99,000)            --
                                                              -----------    -----------

         Pro Forma                                            $(1,767,718)   $  (950,789)
                                                              ===========    ===========

         Basic and diluted earnings per share
               As reported                                    $     (0.05)   $     (0.03)
                                                              ===========    ===========
               Pro Forma                                      $     (0.06)   $     (0.03)
                                                              ===========    ===========

The Company granted options convertible into 1,500,000 shares of common stock at a weighted average exercise price of $0.09 per share, and the weighted average fair value of these options was $0.12 per share. Options exercisable into 600,000 shares were immediately vested. As of December 31, 2004, approximately $99,000 of deferred stock-based compensation expense remains to be amortized over the remaining vesting periods of the options and restricted stock, and is included in additional paid-in capital on the consolidated balance sheet. The Company recorded $692,500 and $0 for warrants expense in the years ended December 31, 2004 and 2003, respectively.

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

The following assumptions were used to value grants:

                                        December 31, 2004     December 31, 2003
                                        ------------------    ------------------
         Dividend yield                             0.00%                 0.00%
         Expected volatility                 520% to 774%                  250%
         Risk-free interest rate           3.90% to 4.15%                 5.50%
         Expected lives (in years)                 3 to 7               5 to 10

Options and warrants are granted at prices that are equal to the current fair value of the Company's common stock at the date of grant. The Company records compensation expense on options granted at prices below the current fair market value. The vesting period is usually related to the length of employment or consulting contract period.

                      NATIONAL QUALITY CARE AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


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

On February 13, 2003, the Company issued 250,000 options to a certain director. The options have an exercise price of $0.07 per share, vest over a five-year period beginning February 13, 2004, and expire five years after becoming exercisable. As of the date of this report, no options had yet been exercised. As the agreement provided for the options to be exercised at below the Company's market price at the date of grant, the Company recorded additional consulting fees relating to the estimated fair value of these vested options of $12,500.

On November 15, 2004, the Company issued 2,000,000 warrants to certain directors. These warrants have an exercise price of $0.20 per share, vest immediately upon issuance and expire seven years after becoming exercisable. The Company recorded the estimated fair value of these warrants of $600,000.

On November 30, 2004, the Company issued 250,000 warrants to a director. These warrants have an exercise price of $0.20 per share, vest immediately upon issuance and expire seven years after becoming exercisable. The Company recorded the estimated fair value of these warrants of $92,500.

The weighted-average fair value of options and warrants granted during the year ended December 31, 2004 were $0.12.


Independent Consultant Stock Options
------------------------------------

The Company's Board of Directors approved the grant of stock options to independent consultants to purchase an aggregate of 750,000 shares of its common stock. These options have an exercise price of $0.07 and as of December 31, 2004, 450,000 of these option shares were vested. As a result, the Company has recorded $63,000 in "Deferred compensation," which will be amortized to expense over the vesting period (milestones) of the options. These options were not issued as part of any of the Company's registered Stock Option Plans.

The Company's Board of Directors approved the grant of stock options to independent consultants to purchase an aggregate of 500,000 shares of its common stock. These options have an exercise price of $0.05 and as of December 31, 2004, 100,000 of these option shares were vested. As a result, the Company has recorded $6,000 in "Deferred compensation," which will be amortized to expense over the vesting period (milestones) of the options. These options were not issued as part of any of the Company's registered Stock Option Plans.

The Company's Board of Directors approved the grant of stock options to independent consultants to purchase an aggregate of 250,000 shares of its common stock. These options have an exercise price of $0.20 and as of December 31, 2004, 50,000 of these option shares were vested. As a result, the Company has recorded $10,000 in "Deferred compensation," which will be amortized to expense over the vesting period (milestones) of the options. These options were not issued as part of any of the Company's registered Stock Option Plans. The Company recognized $86,000 in expense related to the issuance of the options which were vested as of December 31, 2004.

                      NATIONAL QUALITY CARE AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


8.       STOCK OPTIONS AND WARRANTS (CONTINUED)
         --------------------------------------

Stock Based Compensation
------------------------

The Company has granted options and warrants to acquire common stock under two plans and various other grants made directly to certain parties for incentive compensation and as compensation for services rendered. As of December 31, 2004 and 2003, approximately 6,331,220 and 4,831,220 shares of stock have been authorized for issuance under these arrangements and all instruments authorized have been issued. The vesting requirements and the terms of the options vary widely based on the specific plan or grant. Stock options granted to date expire between 2 and 6 years after the original date of grant and vest at date of grant.

Activity in the Company's stock option arrangements are as follows:

                                                          Outstanding
                                                  ----------------------------
                                                  Number of        Weighted
                                                   Shares          Average
                                                                Exercise Price
                                                  ----------     -------------
         Balance, December 31, 2002                3,367,000     $        1.17
         Granted                                   1,534,220     $        0.10
         Exercised, expired and canceled             (70,000)    $        0.04
                                                  ----------     -------------

         Balance, December 31, 2003                4,831,220     $        0.84
         Granted                                   1,500,000     $        0.12
         Exercised, expired and canceled                  --     $          --
                                                  ----------     -------------

         Balance, December 31, 2004                6,331,220     $        0.67
                                                  ==========     =============


The following summarizes information about stock options outstanding at December 31, 2004:

                                        Outstanding Options
                             -------------------------------------------
                                             Weighted
                                              average
                                             remaining        Weighted
         Range of exercise      Number      contractual       average
               price         Outstanding       life       exercise price
         -----------------   -----------   ------------   --------------
           $0.05 - $1.00      4,281,220      4.6 years    $         0.13
           $1.01 - $3.50      2,050,000      1.5 years    $         1.80
                             -----------   ------------   --------------
                              6,331,220      3.6 years    $         0.67
                             ===========   ============   ==============

                      NATIONAL QUALITY CARE AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


8.       STOCK OPTIONS AND WARRANTS (CONTINUED)
         --------------------------------------

Stock Based Compensation (continued)
------------------------------------

The following summarizes information about stock options outstanding at December 31, 2003:

                                       Outstanding Options
                            ----------------------------------------
                                           Weighted
                                           average
                                          remaining     Weighted
            Range of          Number     contractual     average
         exercise price     Outstanding     life      exercise price
         ---------------    ------------ -----------  --------------
         $0.07 - $1.00        2,781,220   5.8 years   $       0.14
         $1.01 - $3.50        2,050,000   2.5 years   $       1.80
                            ------------ -----------  --------------

                              4,831,220   4.1 years   $       0.84
                            ============ ===========  ===============


9.       CAPITAL STOCK TRANSACTIONS
         --------------------------

Issuance of Common Stock
------------------------

During 2001, the Company's Board of Directors authorized the issuance of 4,210,644 shares of common stock and warrants to purchase up to 500,000 shares of common stock, at $3.50 per share, to three shareholders in connection with the 1996 Agreement for the Exchange of Stock between Los Angeles Community Dialysis, Inc. and National Quality Care, Inc. (formerly Sargent, Inc.). In that exchange agreement, these 3 shareholders received rights to receive up to 4,210,644 shares of restricted common stock of the Company. The issuance of these shares and warrants was contingent upon the Company's achievement of certain measures of financial performance through December 31, 2001. During 2003, the Company's Board of Directors made a determination that the Company had not met the specific financial performance criteria as stipulated in the merger agreement. However, the Board of Directors concluded that the reason for this failure was beyond the control of these individuals. Therefore, in 2003 the Company elected to issue these additional shares in consideration for the value of services provided to the Company by these three individuals.


Common Stock Awarded as Compensation
------------------------------------

During 2003, the Company issued 4,210,644 shares of its common stock with an aggregate fair market value of $105,266 to key executives in lieu of compensation.


Sale of Common Stock
--------------------

In 2004, the Company sold 9,805,340 shares of its common stock at a price between $0.05 and $0.20 per share. The $827,767 cash proceeds were used for working capital purposes. The Chief Executive Officer and members of the Board of Directors purchased 9,105,304 shares of this common stock.

                      NATIONAL QUALITY CARE AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


9.       CAPITAL STOCK TRANSACTIONS (CONTINUED)
         --------------------------------------

Common Stock Issued in Full Settlement of Debt Restructuring
------------------------------------------------------------

In 2004, the Company reached an agreement, whereby its Chief Executive Officer personally guaranteed a debt to a vendor totaling $90,732. The vendor agreed to the transfer of the amount owed. Furthermore, in 2004 Company issued 1,814,644 shares of its common stock having a value of $90,732 to its Chief Executive Officer in order to reach a full settlement with the vendor. The $90,732 appears on the balance sheet as "Accrued financial cost", which is being amortized across the remaining life of the associated debt. Amortization expense recorded in association with the accrued financial cost in 2004 totaled $6,049.


Note Receivable
---------------

The following related party notes receivable are presented in the accompanying balance sheet as offset to shareholders' equity:

                                                                          2004
                                                                         -------
         Note receivable for advances to an entity controlled
         by an officer/shareholder, interest at 8% per annum,
         due on demand                                                   $34,932

         Note receivable created in sale/leaseback transaction
         (see Note 4) to an entity controlled by an officer/
         shareholder                                                      55,365
                                                                         -------

                                                                         $90,297
                                                                         =======


10.      RELATED PARTY TRANSACTIONS
         --------------------------

Office Space
------------

The Company provides a portion of its corporate office space to an affiliated entity. The Company leases this facility for $1,700 per month and provides the space to the affiliate at no charge.

The Company leases its corporate administrative offices on a month-to-month basis from a company in which the Company's chief executive office is a majority shareholder. Total rent paid to the Company was $16,800 for the year ended December 31, 2004. The lease is a month-to-month lease.

                      NATIONAL QUALITY CARE AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


10.      RELATED PARTY TRANSACTIONS (CONTINUED)
         --------------------------------------

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

                         2005                $   179,143
                         2006                    179,543
                         2007                     74,643
                                             -----------

                                             $   433,329
                                             ===========


Total rent expense, including equipment rentals, for the years ended December 31, 2004 and 2003 amounted to approximately $171,000 and $176,000 respectively.

                      NATIONAL QUALITY CARE AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


11.      COMMITMENTS AND CONTINGENCIES (CONTINUED)
         -----------------------------------------

Litigation
----------

In 2004 the Company settled a legal action brought by an employee. The company has agreed to provide monetary relief in the amount of approximately $20,000. The company has recorded the cost of the settlement at present value of $20,000. At December 31, 2004, the liability recorded is $20,000 and is included in "Current Liabilities" in the accompanying Balance Sheet.

In 2003 the Company settled a legal action brought by a vendor. Under the settlement, the Company has agreed to provide monetary relief in the amount of approximately $474,000, to be paid in installments over a five-year period. The present value of the cost of the settlement is $348,450, which is approximately the past due amount to this vendor. At December 31, 2004, the current portion of the liability recorded is $26,777 and is included in "Current Liabilities." The remaining $321,673 is classified as a non-current liability in the accompanying Balance Sheet.


12.      EMPLOYEE BENEFIT PLAN
         ---------------------

The Company has a 401(k) and profit-sharing plan that covers substantially all employees who meet the eligibility requirements of the plan. Contributions to the profit-sharing plan are made at the discretion of management and were $794 and $1,056 for 2004 and 2003, respectively.


13.      MALPRACTICE INSURANCE
         ---------------------

The Company and healthcare providers employed by the Company are insured by American Healthcare Indemnity. The Company's financial obligation is limited to its premiums for malpractice insurance coverage. American Healthcare Indemnity provides claims-based malpractice insurance coverage which covers only asserted malpractice claims within policy limits. The Company purchases tail insurance coverage when necessary. Management does not believe there is material uninsured malpractice exposure at December 31, 2004.


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

                      NATIONAL QUALITY CARE AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


14.      SEGMENT INFORMATION (CONTINUED)
         -------------------------------

The Company's reportable operating segments include medical services and therapy device. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

          December 31, 2004       Medical Services  Therapy Device     Total
     ---------------------------  ----------------  --------------  -----------
     Total income                 $    4,001,232    $         --    $ 4,001,232
     Operating income (loss)            (532,806)     (1,065,324)    (1,598,130)
     Property and equipment, net         152,384              --        152,384
     Interest income (expense)           (34,479)             --        (34,479)

          December 31, 2003
     ---------------------------
     Total income                 $    3,272,029    $         --    $ 3,272,029
     Operating income (loss)            (363,064)       (379,021)      (742,085)
     Property and equipment, net         216,666              --        216,666
     Interest income (expense)          (145,822)             --       (145,822)


15.      SUBSEQUENT EVENTS
         -----------------

Issuance of Options and Warrants
--------------------------------

In April 2005, the Company began conducting a private placement of 134 units of its securities. Each Unit consists of: (i) 50,000 shares of the Company's Common Stock ("the Shares") at a purchase price of $0.75 per Share and (ii) 25,000 Class A Common Stock Purchase Warrants ("the Warrants"). Each Warrant entitles the holder to purchase one Share at an exercise price of $1.25 per Share from the date of purchase through March 31, 2007. The number of Shares and Warrants which make up each Unit will increase if, on August 31, 2005, the closing price, or the Adjusted Closing Price of the Company's Common Stock on the market on which the Company's Common Stock normally trades is less than $0.75 per share. Upon occurrence of such event, the Company will issue an additional number of Shares per Unit so that, when added to the original 50,000 Shares, the new total, when multiplied by the Adjusted Closing Price, will equal $37,500 per Unit, PROVIDED, HOWEVER, that the Adjusted Closing Price will in no event be lower than $0.50 per Share. At the same time, an additional number of Warrants equal to fifty percent of the additional number of Shares will be issued. No value will be assigned to the Warrants. Under certain circumstances, the Company will file a registration statement with the Commission in respect of the Shares and the shares underlying the Warrants, or Warrant Shares. As of August 15, 2005, the Company has sold 14 Units for total gross proceeds of $525,000.


Litigation
----------

In June 2005, the Company settled a legal action brought by a former employee. Under the settlement, the Company has agreed to provide monetary relief in the amount of approximately $20,000, to be paid in installments. During the three months ended September 30, 2004, the Company has accrued a liability of $20,000 related to this matter.

                      NATIONAL QUALITY CARE AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


15.      SUBSEQUENT EVENTS (CONTINUED)
         -----------------------------

Employment Agreement
--------------------

Effective January 1, 2005, the Company executed an employment agreement with its Chief Executive Officer. The agreement is effective until December 31, 2008. The agreement defines a base salary plus incentive compensation.