Form 10QSB
period 2005-03-31
NATIONAL QUALITY CARE INC
filed 2005-09-06
CIK 872544

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

                      For the Quarter Ended March 31, 2005

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

                                   YES [ ]  NO [X]

The number of shares of common stock outstanding as of August 30, 2005 was 37,640,322.

                           NATIONAL QUALITY CARE, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----


Part I - Financial Information.................................................1
         Item 1.     Financial Statements......................................1

                      Consolidated Balance Sheets (Unaudited) As Of
                      March 31, 2005 And December 31, 2004.....................1

                      Consolidated Income Statements (Unaudited) For
                      The Three Months Ended March 31, 2005 And 2004...........2

                      Consolidated Statements Of Cash Flows (Unaudited)
                      For The Three Months Ended March 31, 2005 And 2004.......3

                      Notes To Consolidated Financial Statements March 31,
                      2005.....................................................5

         Item 2.     Management's Discussion And Analysis Of Financial
                     Condition And Results Of Operations.......................9

         Item 3.     Controls and Procedures..................................13

Part II - Other Information...................................................14
         Item 1.     Legal Proceedings........................................14

         Item 2.     Changes In Securities And Use Of Proceeds................14

         Item 3.     Defaults Under Senior Securities.........................14

         Item 4.     Submissions Of Matters To A Vote Of Security Holders.....14

         Item 5.     Other Information........................................14

         Item 6.     Exhibits And Reports On Form 8-K.........................14

Signatures....................................................................16


PART I -.

                                    PART I FINANCIAL INFORMATION

ITEM 1. .FINANCIAL STATEMENTS

                             NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                     CONSOLIDATED BALANCE SHEETS
                             AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

ASSETS
                                                                       MARCH 31,      DECEMBER 31,
                                                                         2005             2004
                                                                    ------------      ------------
                                                                     (UNAUDITED)
CURRENT ASSETS
   Cash and cash equivalents                                        $    26,438       $   157,707
   Accounts receivable - net of allowance for doubtful
   accounts of $125,000 in 2005 and $125,000 in 2004                    661,284           575,690
   Supplies inventory                                                    26,499            37,719
   Prepaid expenses and other assets                                     55,069            70,074
                                                                    ------------      ------------
          Total current assets                                          769,290           841,190

PROPERTY AND EQUIPMENT, NET                                             137,465           152,384
Accrued financial cost, net of accumulated amortization of
$10,586 in 2005 and $6,049 in 2004                                       80,146            84,683
Intangible assets - Technology Rights                                   100,000           100,000
                                                                    ------------      ------------
          Total Assets                                              $ 1,086,901       $ 1,178,257
                                                                    ============      ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Bank Overdraft                                                   $    93,459       $        --
   Accounts payable                                                     803,994           646,951
   Accrued expenses                                                     541,366           541,251
   Notes payable and current portion of long-term debt                  156,633           210,890
                                                                    ------------      ------------
          Total current liabilities                                   1,595,452         1,399,092

LONG-TERM DEBT, NET OF CURRENT PORTION                                  877,155           857,436
                                                                    ------------      ------------
          Total liabilities                                         $ 2,472,607       $ 2,256,528
                                                                    ------------      ------------

STOCK HOLDERS' DEFICIT
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, no shares issued and outstanding                            --                --
   Common stock, $.01 par value, 50,000,000 shares authorized;
     36,890,322 & 36,890,322 shares issued and outstanding as
     of March 31, 2005 and December 31, 2004 respectively               368,903           368,903
   Additional paid-in capital                                         4,322,213         4,322,213
   Receivables from stockholders, net                                   (86,188)          (90,297)
   Accumulated deficit                                               (5,990,634)       (5,679,090)
                                                                    ------------      ------------
     Total stockholders' deficit                                     (1,385,706)       (1,078,271)
                                                                    ------------      ------------
     Total liabilities and stockholders' deficit                    $ 1,086,901       $ 1,178,257
                                                                    ============      ============

See accompanying notes to these financial statements

                   NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                   2005              2004
                                              -------------      -------------
REVENUE
     Medical services                         $    954,248       $    992,033
                                              -------------      -------------
         Total revenue                             954,248            992,033
                                              -------------      -------------

OPERATING EXPENSES
     Cost of medical services                      675,345            709,967
     Selling, general and administrative           230,554            136,734
     Depreciation and amortization                  14,918             15,778
                                              -------------      -------------
     Sub-total operating expenses                  920,817            862,479
     Research and Development                      325,992            132,340
                                              -------------      -------------
       Total Operating Expenses                  1,246,809            994,819
                                              -------------      -------------
       Loss  from operations                      (292,561)            (2,786)
                                              -------------      -------------

OTHER INCOME (EXPENSE)
     Interest expense                              (14,433)           (10,269)
     Interest income                                 4,417                 --
     Loan fee                                       (4,537)                --
     Other expense, net                             (4,430)              (447)
                                              -------------      -------------
         Total other expense                       (18,983)           (10,716)
                                              -------------      -------------
     Loss before income taxes                     (311,544)           (13,502)

PROVISION FOR INCOME TAXES                              --              2,805
                                              -------------      -------------

NET  LOSS                                     $   (311,544)      $    (16,307)
                                              =============      =============
BASIC AND DILUTED LOSS PER SHARE              $      (0.01)      $      (0.00)
                                              =============      =============

WEIGHTED AVERAGE SHARES OUTSTANDING

         BASIC                                  36,890,322         26,881,327
                                              =============      =============
         DILUTED                                36,890,322         26,881,327
                                              =============      =============


See accompanying notes to these financial statements


                             NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                       2005            2004
                                                                       ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                       $(311,544)      $ (16,307)
   Adjustments to reconcile net income to net cash provided in operating activities:
         Depreciation and amortization                                 14,918          15,778
           Amortization of finance cost                                 4,537              --
       Accounts receivable                                            (85,594)         (6,734)
       Supplies inventory                                              11,220           2,922
       Prepaid expenses and other assets                               15,006         (17,284)
       Accounts payable and cash overdraft                            250,502          15,523
       Accrued Expenses                                                   115         (20,426)
                                                                    ----------      ----------
         Net cash used by operating activities                       (100,840)        (26,528)
                                                                    ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Changes in receivable from stockholder, net                           4,109          12,239
  Sale of Equipment                                                        --           2,050
                                                                    ----------      ----------
        Net cash provided by investing activities                       4,109          14,289
                                                                    ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of short and long-term borrowings                         (34,538)        (68,397)
  Issuance of Common Stock                                                 --         145,000
                                                                    ----------      ----------
  Net cash provided (used) by financing activities                    (34,538)         76,603
                                                                    ----------      ----------


NET INCREASE (DECREASE) IN CASH                                      (131,269)         64,364
CASH, beginning of period                                             157,707           4,015
                                                                    ----------      ----------
CASH, end of period                                                 $  26,438       $  68,379
                                                                    ==========      ==========

See accompanying notes to these financial statements

                   NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 CONTINUED


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             2005          2004
                                                             ----          ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for
   Interest                                                 $10,016      $10,269
   Income taxes                                             $    --      $ 2,805
   Non-cash investing and financing activities:



In 2003, the Company recognized an expense of $778,500 for the fair value of options and warrants granted.

In 2003, the Company issued stock for debt guarantee valued at $90,732.


See accompanying notes to these financial statements

                           NATIONAL QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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


         BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements represent the financial activity of National Quality Care, Inc. and its subsidiary. The consolidated financial statements for the three months ended March 31, 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information in the US and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended March 31, 2005 included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All inter-company transactions were eliminated. Our fiscal year ends on December 31 each year. The financial statements and notes are representations of the management and the Board of Directors who are responsible for their integrity and objectivity.

         The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

         SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies applied in the financial reporting process are described in Note 2 to the financial statements contained as part of our Annual Report. Management considers those accounting policies to be appropriate, and such accounting policies have been consistently applied. The accounting policies considered most significant to our operations include the following:

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

         STOCK OPTIONS

         The Company has adopted the provisions of SFAS No. 148 and Financial Interpretation No. 44. Accordingly, in 2004 the Company applies APB Opinion No. 25 and related interpretations in accounting for its plans for employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123 and SFAS 123(R), the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31.

         We did not grant options or warrants to employees in 2005. Therefore, in 2005 our net loss and loss per share were the same on a proforma basis:

         For the three months ending March 31,
                                                    2005              2004
                                               --------------   -------------
Net loss
     As reported                               $    (311,544)   $     (16,307)
     Compensation recognized under APB 25                 --               --
     Compensation recognized under SFAS 123               --               --
                                               ==============   ==============
Pro Forma                                      $    (311,544)   $     (16,307)
                                               ==============   ==============
Basic and diluted earnings per share
     As reported                               $       (0.01)   $       (0.00)
     Pro Forma                                 $       (0.01)   $       (0.00)


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

4.       GOING CONCERN

         We recorded a net loss of $311,544 in the quarter ending March 31, 2005, and as of March 31, 2005 our current liabilities exceeded our current assets by $826,162. To date, we have relied primarily on operating cash flow and debt to sustain our operations. Our management has taken certain actions and is pursuing financing measures to support our current operating plan, including taking appropriate measures to continue raising equity and other financing from various sources and actively marketing to increase our patient base. Management believes that our ability to sustain operations and pursue research and development activities depends on our ability to raise sufficient capital.

Subsequent to March 31, 2005, the Company has obtained $525,000 of capital through the sale of common stock and warrants. The Company used the proceeds for working capital needs.

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

                                      Medical         Therapy
     March 31, 2005                  Services         Device          Total
     --------------                  --------         ------          -----
Total income                        $ 954,248       $      --       $ 954,248
Operating Income (loss)                33,431        (325,992)       (292,561)
Property and equipment, net           137,465              --         137,465
Interest income (expense, net         (10,016)             --         (10,016)

     March 31, 2004
Total income                        $ 992,033       $      --       $ 992,033
Operating Income (loss)               129,554        (132,340)         (2,786)
Property and equipment, net           198,836              --         198,836
Interest income (expense), net        (10,269)             --         (10,269)

6.       RELATED PARTY TRANSACTIONS

         OFFICE SPACE

         We provide a portion of our corporate office space to an affiliated entity. We lease this facility for $1,700 per month and provides the space to the affiliate at no charge.

         We lease our corporate administrative offices on a month-to-month basis from a company in which our Chief Executive Officer is a majority shareholder. Total rent paid by us was $4,200 for the three months ended March 31, 2004. Total rent paid by us was $4,200 for the months ended March 31, 2005. The lease is a month-to-month lease.

7.       SUBSEQUENT EVENTS

         In April 2005, we began conducting a private placement of 134 units of our securities. Each Unit consists of: (i) 50,000 shares of our Common Stock, or the Shares, at a purchase price of $0.75 per Share and (ii) 25,000 Class A Common Stock Purchase Warrants, or the Warrants. Each Warrant entitles the holder to purchase one Share at an exercise price of $1.25 per Share from the date of purchase through March 31, 2007. The number of Shares and Warrants which make up each Unit will increase if, on August 31, 2005, the closing price, or the Adjusted Closing Price of our Common Stock on the market on which our Common Stock normally trades is less than $0.75 per share. Upon occurrence of such event, we will issue an additional number of Shares per Unit so that, when added to the original 50,000 Shares, the new total, when multiplied by the Adjusted Closing Price, will equal $37,500 per Unit, PROVIDED, HOWEVER, that the Adjusted Closing Price will in no event be lower than $0.50 per Share. At the same time, an additional number of Warrants equal to fifty percent of the additional number of Shares will be issued. No value will be assigned to the Warrants. Under certain circumstances, we will file a registration statement with the Commission in respect of the Shares and the shares underlying the Warrants, or Warrant Shares. As of August 30, 2005, we have sold 14 Units for total gross proceeds of $525,000.

         In June 2005, the Company settled a legal action brought by a former employee. Under the settlement, the Company has agreed to provide monetary relief in the amount of approximately $20,000, to be paid in installments. During the three months ended September 30, 2004, the Company has accrued a liability of $20,000 related to this matter.

         In June 2005, the Company issued an aggregate of 50,000 shares of its common stock to employees, upon the exercise of stock options at $0.10 per share. The Company received $5,000 of proceeds, net of costs and fees.


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

STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS DISCUSSED UNDER THE SECTION ENTITLED "RISK FACTORS," IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004. WE FILED OUR FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004 ON AUGUST 29,2005. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

         BACKGROUND

         As of August 30, 2005, we offer dialysis services for chronic and acute care through one dialysis center with an aggregate of 20 stations in Los ANGELES, California. In addition, we currently provide inpatient dialysis services by contract to several hospitals in the State of California. Payment for services is primarily provided by third party payors, including Medicare, Medi-Cal (a California State health agency) and commercial insurance companies. Although we have been operating this business for a number of years, we have been unable to grow for a number of reasons:

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

         While we have continued to operate our dialysis services operation, and while this operation generates 100% of our revenues, our Board of Directors has nevertheless determined that it is in the best interests of our shareholders for us to focus principally on completion of the development and eventual commercial marketing of the Wearable Kidney for dialysis and other medical applications. Moreover, we have devoted all available financial and personnel resources to research and development. To this end, we are considering disposing completely of our dialysis business operations in order to dedicate all of our scientific resources to this task of bringing the Wearable Kidney to market. In the first three months of 2005 and 2004, we incurred research and development costs of $325,992 and $132,340 respectively.

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004.

         For the three months ended March 31, 2005 and 2004 medical service revenue decreased approximately 3.8% from $992,033 to $954,248 respectively. This decrease primarily resulted from a decrease in patient volume due to hospitalizations in hemodialysis services . At the same time patient volume in acute services slightly decreased.

         Operating expenses for the three months ended March 31, 2005 increased by 25.3% to $1,246,809 from $994,819 for the three months ended March 31, 2004. Total operating expenses include (i) cost of medical services, (ii) selling, general and administrative expenses, and (iii) research and development expenses, as follows:

         Cost of medical services for the three months ended March 31, 2005 decreased 4.9 % to $675,345 from $709,967 for the three months ended March 31, 2004. Cost of medical services primarily consists of two (2) categories: (i) Medical services and supplies, and (ii) Outside services. The primary reason for the decrease in cost of medical services is the decrease in medical service patient volume as noted above in medical service revenue.

         Selling, general and administrative expenses during the three months ended March 31, 2005 increased 68.6% to $230,554 from $136,734 during the three months ended March 31, 2004. This increase was primarily the result of increases in insurance expenses of approximately $9,000, consulting fees of approximately $70,000, and bank service charges of approximately $8,000. Insurance expense increased due primarily to in the prior year a temporary suspension of an extra layer of insurance coverage with respect to the dialysis operations. Consulting fees increased due to various doctors assisting with our development process. Bank service charges increased due to a decrease in our cash accounts.

         Depreciation and amortization expense during the three months ended March 31, 2005 decreased approximately 5.5% to $14,918 from $15,778 during the three months ended March 31, 2004. The slight decrease in expenses is a result of certain assets having been fully depreciated.

         Research and development expenses for the wearable artificial kidney device in the first quarter of 2005 amounted to approximately $325,992. These expenses include: legal fees; payments to 3 part-time physicians working on project; expenses to conduct internal lab tests; and animal test and to construct a model of a wearable artificial kidney. Also, since Dr. Gura devotes 70% of his time to the project, that percentage of his payroll expenses was allocated to research and development expenses. Prior to the research and development endeavor, Dr. Gura's time was devoted primarily to our operations and therefore his salary and related expenses were included in selling, general and administrative expenses. Expenses incurred in the first quarter of 2004 were $132,340.

         As a result of the foregoing, we generated a net loss of $311,544 during the three months ended March 31, 2005 as compared to a net loss of $16,307 during the three months ended March 31, 2004. We experienced a loss from operations during the three months ended March 31, 2005 of $292,561 compared to a loss from operations of $2,786 during the three months ended March 31, 2004. We will need to reduce our selling, general and administrative expenses, both in amounts and as a percentage of revenues, in order to move toward profitable operations.

LIQUIDITY AND CAPITAL RESOURCES.

         At March 31, 2005, the ratio of current assets to current liabilities was .48 to 1.00 compared to .60 to 1.00 at December 31, 2004.

         Our cash flow needs for the three months ended March 31, 2004 were primarily provided from operations and from proceeds from the sale of our common stock. We had a working capital deficit of approximately $826,162 at March 31, 2005. The working capital deficit at December 31, 2004 was approximately $557,902.

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

         As of March 31, 2005, we had long-term borrowings in the aggregate amount of $1,033,788 the current portion of which was $156,633. As of December 31, 2004, we had aggregate long-term borrowings of $1,068,326, the current portion of which was $210,890. Long term borrowings as of March 31, 2005 decreased by $34,538 as compared with December 31, 2004.

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

         In November 2001 the debts owing by Medical Group, Inc., or Medipace, a medical group in Los Angeles, California, of which Victor Gura is a director, to us were consolidated into a single promissory note in the principal amount of $218,919, bearing interest at the rate of 8% per annum. Under the note, Medipace is obligated to make monthly interest payments in the amount of $1,479.73 commencing December 31, 2001 for 24 months, with principal and accrued interest due at maturity on December 31, 2003. Medipace has continued to make monthly payments of from $4,000 to $4,500 and as of March 31, 2005 owes principal of approximately $134,271 on this obligation.

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

         Dr. Gura, our President, completed the conceptual design of the Wearable Kidney in September 2001 and assigned all of his right, title and interest in the technology to us in exchange for a note for $100,000 and options to purchase up to 5,000,000 shares of our common stock. We filed the initial three patent applications for the Wearable Kidney technology in 2001 and have continued pursuing the research and development since that time. On November 15, 2004, we announced that we had developed a working prototype of a Wearable Kidney, or the Prototype, which is designed to be powered by a battery and to operate continuously, and that a version of the Prototype has been successfully tested in bench studies and has performed safely and effectively in animal testing studies conducted at the research facilities of Cedars Sinai Medical Center in Los Angeles, California, or Cedars. The results of this research were also presented in the annual meeting of the American Society of Nephrology in November, 2004; an abstract of the presentation was published in the Journal of the American Society of Nephrology. We have demonstrated the feasibility of the device by testing it on twelve pigs. We do not currently plan to do further animal studies since our management believes that those experiments constitute all of the animal studies normally required prior to beginning clinical studies on human subjects. As of August 30, 2005, we are in the process of preparing applications to initiate human clinical trials. Management believes that the FDA will classify it as a Class III device and that one or more clinical trials on humans will be required before we may obtain approval to bring the Wearable Kidney to market.

Subsequent Events

         As of August 30, 2005, we had filed 6 unique patent applications in the U.S. Copies of the U.S. patent applications have been filed under the Patent Cooperation Treaty or PCT and then in various foreign countries including, Australia, Brazil, the European Community, Japan, Mexico and Sweden. We have received a Notice of Allowance for the principal patent application for the Wearable Kidney. These patent applications, in general, cover the overall Wearable Kidney system as well as specific parts and methods, including maintenance of the Wearable Kidney's light weight, its low power consumption, and its relative ease of operation.

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


ITEM 3.           CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Controller ("Certifying Officers") are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934) adequately meet intended objectives and are effective. As of August 30, 2005, given our small size and operations, and over the last year we utilized a preliminary and basic standard of internal controls and procedures related to our financial reporting for the period covered by this report. Our management is in the process of developing and adopting new and more stringent controls and procedures and anticipates such controls and procedures to be in place prior to the end of fiscal year 2005.

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

         On August 29,2005, we filed our annual report on Form 10-KSB for the year ended December 31, 2004 and expect to file our remaining outstanding Form 10-QSB. Our lateness in filing these forms is due to a lack of funds during 2004 and early 2005 and is unrelated to any material weakness or deficiency in our internal controls and procedures.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three months ended March 31, 2005, we did not issue any securities.

         SUBSEQUENT ISSUANCES OF UNREGISTERED SECURITIES

         In April 2005, we began conducting a private placement of 134 units of our securities. Each Unit consists of: (i) 50,000 shares of our Common Stock, or the Shares, at a purchase price of $0.75 per Share and (ii) 25,000 Class A Common Stock Purchase Warrants, or the Warrants. Each Warrant entitles the holder to purchase one Share at an exercise price of $1.25 per Share from the date of purchase through March 31, 2007. The number of Shares and Warrants which make up each Unit will increase if, on August 31, 2005, the closing price, or the Adjusted Closing Price of our Common Stock on the market on which our Common Stock normally trades is less than $0.75 per share. Upon occurrence of such event, we will issue an additional number of Shares per Unit so that, when added to the original 50,000 Shares, the new total, when multiplied by the Adjusted Closing Price, will equal $37,500 per Unit, PROVIDED, HOWEVER, that the Adjusted Closing Price will in no event be lower than $0.50 per Share. At the same time, an additional number of Warrants equal to fifty percent of the additional number of Shares will be issued. No value will be assigned to the Warrants. Under certain circumstances, we will file a registration statement with the Commission in respect of the Shares and the shares underlying the Warrants, or Warrant Shares. As of August 30, 2005, we have sold 14 Units for total gross proceeds of $525,000.

         In June 2005, the Company issued an aggregate of 50,000 shares of its common stock to employees, upon the exercise of stock options at $0.10 per share. The Company received $5,000 of proceeds, net of costs and fees.


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


Dated:  August 30, 2005                             NATIONAL QUALITY CARE, INC.


                                                    By: /s/ Victor Gura
                                                       -------------------
                                                    Victor Gura
                                                    Chief Executive Officer,
                                                    Chief Financial Officer
                                                    and Director