Form 10QSB
period 2005-06-30
NATIONAL QUALITY CARE INC
filed 2005-09-08
CIK 872544

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

                       For the Quarter Ended June 30, 2005

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

                                 YES [ ] NO [X]

The number of shares of common stock outstanding as of September 6, 2005 was 37,815,322.

                           NATIONAL QUALITY CARE, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I - Financial Information.................................................1

         Item 1.  Financial Statements.........................................1

                   Consolidated Balance Sheets (Unaudited) As Of
                   June 30, 2005 And December 31, 2004.........................1

                   Consolidated Income Statements (Unaudited) For
                   The Three Months and Six Months Ended
                   June 30, 2005 And 2004......................................2

                   Consolidated Statements Of Cash Flows (Unaudited)
                   For The Six Months Ended  June 30, 2005 And 2004............3

                   Notes To Consolidated Financial Statements June 30, 2005....5

         Item 2.  Management's Discussion And Analysis Of Financial
                  Condition And Results Of Operations.........................10

         Item 3.  Controls and Procedures.....................................13

Part II - Other Information...................................................14

         Item 1.  Legal Proceedings...........................................14

         Item 2.  Changes In Securities And Use Of Proceeds...................14

         Item 3.  Defaults Under Senior Securities............................15

         Item 4.  Submissions Of Matters To A Vote Of Security Holders........15

         Item 5.  Other Information...........................................15

         Item 6.  Exhibits And Reports On Form 8-K............................15

Signatures....................................................................16

                                   PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                                    CONSOLIDATED BALANCE SHEETS
                             AS OF JUNE 30, 2005 AND DECEMBER 31, 2004

                                              ASSETS
                                                                       JUNE 30,      DECEMBER 31,
                                                                         2005            2004
                                                                     ------------    ------------
                                                                     (UNAUDITED)
CURRENT ASSETS
   Cash and cash equivalents                                         $          -    $    157,707
   Accounts receivable - net of allowance for doubtful
   accounts of $125,000 in 2005 and $125,000 in 2004                      601,457         575.690
   Supplies inventory                                                      60,678          37,719
   Other                                                                   57,947          70,074
                                                                     ------------    ------------
          Total current assets                                            720,082         841,190

PROPERTY AND EQUIPMENT, NET                                               122,968         152,384
Accrued financial cost, net of accumulated amortization of
$15,123 in 2005 and $6,049 in 2004                                         75,609          84,683
Intangible assets - Technology Rights                                     100,000         100,000
                                                                     ------------    ------------
          Total assets                                               $  1,018,659    $  1,178,257
                                                                     ============    ============

                               LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Bank overdraft                                                    $      2,974      $        -
   Accounts payable                                                       665,945         646,951
   Accrued expenses                                                       544,725         541,251
   Notes payable and current portion of long-term debt                    139,108         210,890
                                                                     ------------    ------------
          Total current liabilities                                     1,352,752       1,399,092

LONG-TERM DEBT, NET OF CURRENT PORTION                                    841,052         857,436
                                                                     ------------    ------------
          Total liabilities                                             2,193,804       2,256,528
                                                                     ------------    ------------

STOCKHOLDERS' DEFICIT
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, no shares issued and outstanding                               -               -
   Common stock, $.01 par value, 50,000,000 shares authorized;
     37,752,822 & 36,890,322 shares issued and outstanding as
     of June 30, 2005 and December 31, 2004 respectively                  377,528         368,903
   Additional paid-in capital                                           4,757,337       4,322,213
   Receivables from stockholders, net                                     (86,451)        (90,297)
   Accumulated deficit                                                 (6,223,559)     (5,679,090)
                                                                     ------------    ------------
     Total stockholders' deficit                                       (1,175,145)     (1,078,271)
                                                                     ------------    ------------
     Total liabilities and stockholders' deficit                     $  1,018,659    $  1,178,257
                                                                     ============    ============

See accompanying notes to these financial statements


                                                 1

                                NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                         FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004


                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        JUNE 30,                        JUNE 30,
                                                  2005            2004            2005            2004
                                              ------------    ------------    ------------    ------------
REVENUE
     Medical services                         $  1,042,684    $  1,011,571    $  1,996,932    $  2,003,605
                                              ------------    ------------    ------------    ------------
         Total revenue                           1,042,684       1,011,571       1,996,932       2,003,605
                                              ------------    ------------    ------------    ------------

OPERATING EXPENSES
     Cost of medical services                      741,631         786,867       1,416,980       1,496,899
     Selling, general and administrative           221,039         167,483         451,593         307,021
     Depreciation and amortization                  14,497          15,700          29,415          31,479
                                              ------------    ------------    ------------    ------------

     Subtotal medical services expenses            977,167         970,050       1,897,988       1,835,399
     Research and Development                      271,475         295,710         597,467         428,050
                                              ------------    ------------    ------------    ------------
       Total Operating Expenses                  1,248,642       1,265,760       2,495,455       2,263,449
                                              ------------    ------------    ------------    ------------
       Loss from operations                       (205,958)       (254,189)       (498,523)       (259,844)
                                              ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
     Interest expense                              (14,544)        (12,462)        (28,977)        (20,277)
     Interest income                                 4,443               -           8,860               -
     Loan fee                                       (4,537)              -          (9,073)              -
     Other expense, net                            (12,325)         (6,864)        (16,756)         (9,766)
                                              ------------    ------------    ------------    ------------
         Total other expense                       (26,963)        (19,326)        (45,946)        (30,043)
                                              ------------    ------------    ------------    ------------
     Loss before income taxes                     (232,921)       (273,515)       (544,469)       (289,887)


PROVISION FOR INCOME TAXES                               -               -               -               -
                                              ------------    ------------    ------------    ------------

NET  LOSS                                     $   (232,921)   $   (273,515)   $   (544,469)   $   (289,887)
                                              ============    ============    ============    ============

BASIC AND DILUTED LOSS PER SHARE              $      (0.01)   $      (0.01)   $      (0.01)   $      (0.01)
                                              ------------    ------------    ------------    ------------

WEIGHTED AVERAGE SHARES OUTSTANDING

         BASIC                                  37,264,718      29,585,876      37,078,554      28,288,546
                                              ============    ============    ============    ============
         DILUTED                                37,264,718      29,585,876      37,078,554      28,288,546
                                              ============    ============    ============    ============

See accompanying notes to these financial statements


                                                    2

                          NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004


                                                                        SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                        2005          2004
                                                                     ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                          $ (544,469)   $ (289,887)
   Adjustments to reconcile net income to net cash provided in operating activities:
       Depreciation and amortization                                     29,415        31,479
       Amortization of finance cost                                       9,074             -
       Accounts receivable                                              (25,767)       65,136
       Supplies inventory                                               (22,955)      (14,143)
       Prepaid expenses and other assets                                 12,123       (39,656)
       Accounts payable and cash overdraft                               21,968        85,882
       Accrued expenses                                                   3,474        12,494
                                                                     ----------    ----------
         Net cash used by operating activities                         (517,137)     (148,695)
                                                                     ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Changes in receivable from stockholder, net                             3,846        24,901
  Sale of Equipment                                                           -         2,050
                                                                     ----------    ----------
        Net cash provided by investing activities                         3,846        26,951
                                                                     ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of short and long-term borrowings                           (88,166)      (96,021)
  Exercise of stock options                                               5,000             -
  Issuance of Common Stock, net                                         438,750       227,667
                                                                     ----------    ----------
  Net cash provided by financing activities                             355,584       131,646
                                                                     ----------    ----------

NET INCREASE (DECREASE) IN CASH                                        (157,707)        9,902
CASH, beginning of period                                               157,707         4,015
                                                                     ----------    ----------
CASH, end of period                                                  $        0    $   13,917
                                                                     ==========    ==========


                                              3

                   NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 CONTINUED


                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                            2005         2004
                                                            ----         ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for
    Interest                                           $    28,977   $    20,252
    Income taxes                                       $         -   $         -
  Non-cash investing and financing activities:


In 2004, the Company recognized an expense of $778,500 for the fair value of options and warrants granted.

In 2004, the Company issued stock for debt guarantee valued at $90,732.

See accompanying notes to these financial statements

                   NATIONAL QUALITY CARE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


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

     BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements represent the financial activity of National Quality Care, Inc. and its subsidiary Los Angeles Community Dialysis, Inc., or LACD . The consolidated financial statements for the three months and six months ended June 30, 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information in the US and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended June 30, 2005 included herein. The consolidated financial statements include the accounts of the Company and LACD. All inter-company transactions were eliminated. Our fiscal year ends on December 31 each year. The financial statements and notes are representations of the management and the Board of Directors who are responsible for their integrity and objectivity.

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

     STOCK OPTIONS

     The Company has adopted the provisions of SFAS No. 148 and Financial Interpretation No. 44. Accordingly, in 2004 the Company applies APB Opinion No. 25 and related interpretations in accounting for its plans for employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123 and SFAS 123(R), the Company's net loss and loss per share would be reduced.

     We did not grant options or warrants to employees in the three months and six months ending 2005 and 2004. Therefore, our net loss and loss per share were the same on a proforma basis:

     For the three months ending June 30,

                                                         2005           2004
                                                     -----------    -----------

     Net loss
        As reported                                  $  (232,921)   $  (273,515)
        Compensation recognized under APB 25                  --             --
        Compensation recognized under SFAS 123                --             --
                                                     ===========    ===========
     Pro Forma                                       $  (232,921)   $  (273,515)
                                                     ===========    ===========
     Basic and diluted earnings per share
        As reported                                  $     (0.01)   $     (0.01)
        Pro Forma                                    $     (0.01)   $     (0.01)


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

4.   GOING CONCERN

     We recorded a net loss of $232,921 in the quarter ending June 30, 2005, and as of June 30, 2005 our current liabilities exceeded our current assets by $632,670. To date, we have relied primarily on operating cash flow and debt to sustain our operations. Our management has taken certain actions and is pursuing financing measures to support our current operating plan, including taking appropriate measures to continue raising equity and other financing from various sources and actively marketing to increase our patient base. Management believes that our ability to sustain operations and pursue research and development activities depends on our ability to raise sufficient capital. We have historically obtained additional capital through the issuance of debt or equity.

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


For the six months ending             Medical        Therapy
   June 30, 2005                      Services        Device          Total
Total income                        $ 1,996,932    $        --    $ 1,996,932
Operating Income (loss)                  98,944       (597,467)      (498,523)
Property and equipment, net             122,968             --        122,968
Interest income (expense), net          (20,117)            --        (20,117)

For the six months ending             Medical        Therapy
   June 30, 2004                      Services        Device          Total
Total income                        $ 2,003,605    $        --    $ 2,003,605
Operating Income (loss)                 168,206       (428,050)      (259,844)
Property and equipment, net             152,384             --        152,384
Interest income (expense), net          (20,277)            --        (20,277)

6.   RELATED PARTY TRANSACTIONS

     OFFICE SPACE

     We provide a portion of our corporate office space to an affiliated entity. We lease this facility for $1,700 per month and provides the space to the affiliate at no charge.

     We lease our corporate administrative offices on a month-to-month basis from a company in which our chief executive office is a majority shareholder. Total rent paid by us was $8,400 for the six months ended June 30, 2004. Total rent paid by us was $8,400 for the six months ended June 30, 2005. The lease is a month-to-month lease.

7.   EQUITY

     In April 2005, we began conducting a private placement of 134 units of our securities. Each Unit consists of: (i) 50,000 shares of our Common Stock, or the Shares, at a purchase price of $0.75 per Share and (ii) 25,000 Class A Common Stock Purchase Warrants, or the Warrants. Each Warrant entitles the holder to purchase one Share at an exercise price of $1.25 per Share from the date of purchase through March 31, 2007. The number of Shares and Warrants which make up each Unit will increase if, on August 31, 2005, the closing price, or the Adjusted Closing Price of our Common Stock on the market on which our Common Stock normally trades is less than $0.75 per share. Upon occurrence of such event, we will issue an additional number of Shares per Unit so that, when added to the original 50,000 Shares, the new total, when multiplied by the Adjusted Closing Price, will equal $37,500 per Unit, PROVIDED, HOWEVER, that the Adjusted Closing Price will in no event be lower than $0.50 per Share. At the same time, an additional number of Warrants equal to fifty percent of the additional number of Shares will be issued. No value will be assigned to the Warrants. Under certain circumstances, we will file a registration statement with the Commission in respect of the Shares and the shares underlying the Warrants, or Warrant Shares. As of September 6, 2005, we have sold 14 Units for total gross proceeds of $525,000. During the second quarter ending June 30, 2005, 13 Units were sold for total gross proceeds of $475,000. Net proceeds for the sale of the 13 units in the second quarter was $438,750. The number of shares deemed issued for the 13 Units is 812,500, which includes the contingently issuable shares based on the August 31, 2005 closing stock price.

     In June 2005, the Company issued an aggregate of 50,000 shares of its common stock, upon the exercise of stock options at $0.10 per share. The Company received $5,000 of proceeds. The proceeds were used for working capital needs.

8.   NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of shares of common stock outstanding. The shares associated with stock options and warrants are not included in the calculation of diluted net loss per share because they are antidilutive.

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                                      Three Months Ended              Six Months Ended
                                                 ----------------------------    ----------------------------
                                                   June 30,        June 30,        June 30,        June 30,
                                                     2005            2004            2005            2004
                                                 ------------    ------------    ------------    ------------
NUMERATOR:
     Net loss                                    $   (232,921)   $   (273,515)   $   (544,469)   $   (289,887)
                                                 ------------    ------------    ------------    ------------

DENOMINATOR:
     Shares used in computation of basic
     And diluted net loss per share                37,264,718      29,585,876      37,078,554      28,288,546
                                                 ------------    ------------    ------------    ------------

Basic and diluted net loss per share             $      (0.01)   $      (0.01)   $      (0.01)   $      (0.01)
                                                 ============    ============    ============    ============

     If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

9.   SUBSEQUENT EVENTS

     In July 2005, the Company sold a Unit (as described in Footnote 7. Equity) of equity in a private placement of securities. A Unit consists of: (i) 50,000 shares of our Common Stock, or the Shares, at a purchase price of $0.75 per Share and (ii) 25,000 Class A Common Stock Purchase Warrants, or the Warrants. Each Warrant entitles the holder to purchase one Share at an exercise price of $1.25 per Share from the date of purchase through March 31, 2007. The one Unit purchased in July 2005 for gross proceeds of $50,000.

     Based on the closing price of our Common Stock as of August 31, 2005, we will issue 175,000 shares of Class A Common Stock to holders of the private placement Units of securities, as discussed in Footnote 7. Equity. Additionally, 87,500 Class A Common Stock Purchase Warrants will be issued to the holders of the private placement Units of securities. The closing price as of August 31, 2005 was $.60. This resulted in an additional 12,500 Class A Common Stock shares and an additional 6,250 Class A Common Stock Warrants issuable per Unit. For the 13 Units sold during the quarter ending June 30, 2005, the 162,500 additional shares of Class A Common Stock have been included in the balance sheet dated June 30, 2005.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q, OR THE REPORT, ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF NATIONAL QUALITY CARE, INC., A DELAWARE CORPORATION (REFERRED TO IN THIS REPORT AS "WE," "US," "OUR" OR "REGISTRANT") AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE COMMISSION, REPORTS TO OUR STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS DISCUSSED UNDER THE SECTION ENTITLED "RISK FACTORS," IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004. WE FILED OUR FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004 ON AUGUST 29, 2005.. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

     BACKGROUND

     Currently, we offer dialysis services for chronic and acute care through one dialysis center with an aggregate of 20 stations in Los Angeles, California. In addition, we currently provide inpatient dialysis services by contract to several hospitals in the State of California. Payment for services is primarily provided by third party payors, including Medicare, Medi-Cal (a California State health agency) and commercial insurance companies. Although we have been operating this business for a number of years, we have been unable to grow for a number of reasons:

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

     While we have continued to operate our dialysis services operation, and while this operation generates 100% of our revenues, our Board of Directors has nevertheless determined that it is in the best interests of our shareholders for us to focus principally on completion of the development and eventual commercial marketing of the Wearable Kidney for dialysis and other medical applications. Moreover, we have devoted all available financial and personnel resources to research and development. To this end, we are considering disposing completely of our dialysis business operations in order to dedicate all of our scientific resources to this task of bringing the Wearable Kidney to market. In the first six months of 2005 and 2004, we incurred research and development costs of $597,467 and $428,050 respectively.

     RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004.

     Medical service revenue for the six months ended June 30, 2005 decreased approximately 0.3% to $1,996,932 from $2,003,605 for the six months ended June 30, 2004. For the three months ended June 30, 2005 and 2004 medical service revenue increased approximately 3.1% from $1,042,684 to $1,011,571 respectively. This increase primarily resulted from an increase in patient volume due to hospitalizations in hemodialysis services . At the same time patient volume in acute services slightly increased.

     Operating expenses for the three months ended June 30, 2005 increased by 1.4% to $1,248,642 from $1,265,760 for the three months ended June 30, 2004. For the six months ended June 30, 2005 operating expenses increased by 10.2% to $2,495,455 from $2,263,449 for the same period of 2004. Total operating expenses include (i) cost of medical services, (ii) selling, general and administrative expenses, and (iii) research and development expenses, as follows:

     Cost of medical services for the three months ended June 30, 2005 decreased 5.8% to $741,631 from $786,867 for the three months ended June 30, 2004. For the six months ended June 30, 2005 cost of medical services decreased approximately 5.3%% to $1,416,980 from $1,496,899 for the same period of 2004. Cost of medical services primarily consists of two (2) categories: (i) medical services and supplies, and (ii) outside services. The primary reason for the decrease in cost of medical services is the decrease in acute service patient volume as noted above in medical service revenue.

     Selling, general and administrative expenses during the three months ended June 30, 2005 increased 32.0% to $221,039 from $167,483 during the three months ended June 30, 2004. For the six months ended June 30, 2005 selling, general and administrative expenses increased 47.1% to $451,593 from $307,021 for the same period of time in 2004. This increase was primarily the result of increases in insurance expenses of approximately $20,000, consulting fees of approximately $86,000, workers compensation expenses of approximately $26,000, and bank service charges of approximately $13,000. Insurance expense increased due primarily to in the prior year a temporary suspension of an extra layer of insurance coverage with respect to the dialysis operations. Consulting fees increased due to various doctors assisting with our development process. Workers compensation expenses increased due to an increase in doctors and nurses assisting with our research. Bank service charges increased due to a decrease in our cash accounts.

     Depreciation and amortization expense during the three months ended June 30, 2005 decreased approximately 7.7% to $14,497 from $15,700 during the three months ended June 30, 2004. For the six months of 2005 depreciation and amortization expense decreased 6.6% to $29,415 from $31,479 for the six months of 2004. The slight decrease in expenses is a result of certain assets having been fully depreciated.

     Research and development expenses for the wearable artificial kidney device in the second quarter of 2005 amounted to approximately $271,475. For the six months ended June 30, 2005 research and development expenses amounted to $597,467. These expenses include: legal fees; payments to 3 part-time physicians working on projects; expenses to conduct internal lab tests; animal tests and construction of a model of a wearable artificial kidney. Also, since Dr. Gura devotes 70% of his time to the project, that percentage of his payroll expenses was allocated to research and development expenses. Prior to the research and development endeavor, Dr. Gura's time was devoted primarily to our operations and therefore his salary and related expenses were included in selling, general and administrative expenses. Expenses incurred in the second quarter of 2004 were $295,710 and for the six months ended June 30, 2004 were $428,050.

     As a result of the foregoing, we generated a net loss of $232,921 during the three months ended June 30, 2005 as compared to a net loss of $273,515 during the three months ended June 30, 2004. We experienced a loss from operations during the three months ended June 30, 2005 of $205,958 compared to a loss from operations of $254,189 during the three months ended June 30, 2004. We will need to reduce our selling, general and administrative expenses, both in amounts and as a percentage of revenues, in order to move toward profitable operations.

LIQUIDITY AND CAPITAL RESOURCES.

     At June 30, 2005, the ratio of current assets to current liabilities was ..53 to 1.00 compared to .60 to 1.00 at December 31, 2004.

     Our cash flow needs for the three months ended June 30, 2005 were primarily provided from operations and from proceeds from the sale of our common stock. We had a working capital deficit of approximately $632,670 at June 30, 2005. The working capital deficit at December 31, 2004 was approximately $557,902.

     We have taken the following measures designed to return our operations back to profitability.

     First, operating costs have been reduced by eliminating certain staff positions; and, second, efficiencies in operations are being improved by shifting service days to certain patients in order to yield a more steady flow of service revenue, thereby minimizing the cost of patient service.

     As of June 30, 2005, we had borrowings in the aggregate amount of $980,160 the current portion of which was $139,108. As of December 31, 2004, we had aggregate borrowings of $1,068,326, the current portion of which was $210,890. Borrowings as of June 30, 2005 decreased by $88,166 as compared with December 31, 2004.

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

     In November 2001 the debts owing to us by Medical Group, Inc., or Medipace, a medical group in Los Angeles, California, of which Victor Gura is a director, were consolidated into a single promissory note in the principal amount of $218,919, bearing interest at the rate of 8% per annum. Under the note, Medipace is obligated to make monthly interest payments in the amount of $1,479.73 commencing December 31, 2001 for 24 months, with principal and accrued interest due at maturity on December 31, 2003. Medipace has continued to make monthly payments of from $4,000 to $4,500 and as of June 30, 2005 owed principal of approximately $124,892 on this obligation.

     Based on the acquisition of new contracts to provide inpatient services and the increase outpatient visits overall, we believe that we will be able to finance the costs of our operations, including the payment of obligations as they come due, from existing cash, cash generated by operations. However, we do not currently generate sufficient cash flow to finance any such expansion plans. We do not have any commitment for such financing and there can be no assurances that we will be able to develop profitable operations or obtain any such financing on terms favorable to us or at all. In the event we cannot obtain such additional financing, we may be required to modify, suspend or discontinue our business plan.

     Dr. Gura, our President, completed the conceptual design of the Wearable Kidney in September 2001 and assigned all of his right, title and interest in the technology to us in exchange for a note for $100,000 and options to purchase up to 5,000,000 shares of our common stock. We filed the initial three patent applications for the Wearable Kidney technology in 2001 and have continued pursuing the research and development since that time. On November 15, 2004, we announced that we had developed a working prototype of a Wearable Kidney, or the Prototype, which is designed to be powered by a battery and to operate continuously, and that a version of the Prototype has been successfully tested in bench studies and has performed safely and effectively in animal testing studies conducted at the research facilities of Cedars Sinai Medical Center in Los Angeles, California, or Cedars. The results of this research were also presented in the annual meeting of the American Society of Nephrology in November, 2004; an abstract of the presentation was published in the Journal of the American Society of Nephrology. We have demonstrated the feasibility of the device by testing it on twelve pigs. We do not currently plan to do further animal studies since our management believes that those experiments constitute all of the animal studies normally required prior to beginning clinical studies on human subjects. As of September 6, 2005, we are in the process of preparing applications to initiate human clinical trials. Management believes that the FDA will classify it as a Class III device and that one or more clinical trials on humans will be required before we may obtain approval to bring the Wearable Kidney to market.

     As of September 6, 2005, we had filed 6 unique patent applications in the U.S. Copies of the U.S. patent applications have been filed under the Patent Cooperation Treaty or PCT and then in various foreign countries including, Australia, Brazil, the European Community, Japan, Mexico and Sweden. We have received a Notice of Allowance for the principal patent application for the Wearable Kidney. These patent applications, in general, cover the overall Wearable Kidney system as well as specific parts and methods, including maintenance of the Wearable Kidney's light weight, its low power consumption, and its relative ease of operation.

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

ITEM 3. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Controller ("Certifying Officers") are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of our disclosure controls and procedures

(as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934) adequately meet intended objectives and are effective. As of September 6, 2005, given our small size and operations, and over the last year we utilized a preliminary and basic standard of internal controls and procedures related to our financial reporting for the period covered by this report. Our management is in the process of developing and adopting new and more stringent controls and procedures and anticipates such controls and procedures to be in place prior to the end of fiscal year 2005.

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

     On August 29, 2005, we filed our annual report on Form 10-KSB for the year ended December 31, 2004. On September 6, 2005, we filed our annual report on Form 10-QSB for the quarter ended March 31, 2004. Our lateness in filing these forms is due to a lack of funds during 2004 and early 2005 and is unrelated to any material weakness or deficiency in our internal controls and procedures.


                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In February 2004, we settled a legal action brought by a vendor. Under the settlement, we have agreed to provide monetary relief in the amount of approximately $474,000, to be paid in installments over a five-year period. The present value of the cost of the settlement was $379,563. At June 30, 2005, the current portion of the liability recorded is $10,646 and is included in "Accounts Payable"; the remaining amount of $337,804 is classified as a non-current liability in the accompanying Balance Sheets.

     In June 2005, we settled a legal action brought by a former employee. Under the settlement, we have agreed to provide monetary relief in the amount of approximately $20,000, to be paid in installments. During the three months ended September 30, 2004, the Company accrued a liability of $20,000.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     In April 2005, we began conducting a private placement of 134 units of our securities. Each Unit consists of: (i) 50,000 shares of our Common Stock, or the Shares, at a purchase price of $0.75 per Share and (ii) 25,000 Class A Common Stock Purchase Warrants, or the Warrants. Each Warrant entitles the holder to purchase one Share at an exercise price of $1.25 per Share from the date of purchase through March 31, 2007. The number of Shares and Warrants which make up each Unit will increase if, on August 31, 2005, the closing price, or the Adjusted Closing Price of our Common Stock on the market on which our Common Stock normally trades is less than $0.75 per share. Upon occurrence of such event, we will issue an additional number of Shares per Unit so that, when added to the original 50,000 Shares, the new total, when multiplied by the Adjusted Closing Price, will equal $37,500 per Unit, PROVIDED, HOWEVER, that the Adjusted Closing Price will in no event be lower than $0.50 per Share. At the same time, an additional number of Warrants equal to fifty percent of the additional number of Shares will be issued. No value will be assigned to the Warrants. Under certain circumstances, we will file a registration statement with the Commission in respect of the Shares and the shares underlying the Warrants, or Warrant Shares. As of September 6, 2005, we have sold 14 Units for total gross proceeds of $525,000.

     Based on the closing price of our Common Stock as of August 31, 2005, we will issue 175,000 shares of Class A Common Stock to purchasers of the private placement of securities, as discussed in Footnote 7. Equity. Additionally, 87,500 Class A Common Stock Purchase Warrants will be issued to the purchasers of the private placement securities. The closing price as of August 31, 2005 was $.60. This resulted in an additional 12,500 Class A Common Stock shares and an additional 6,250 Class A Common Stock Warrants issuable per Unit. For the 13 Units sold during the quarter ending June 30, 2005, the 162,500 additional shares of Class A Common Stock have been included in the balance sheet dated June 30, 2005.

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


Dated: September 6, 2005                     NATIONAL QUALITY CARE, INC.


                                             By: /s/ Victor Gura
                                             Victor Gura
                                             Chief Executive Officer,
                                             Chief Financial Officer
                                             and Director