Form 10KSB
period 2005-12-31
NATIONAL QUALITY CARE INC
filed 2006-05-01
CIK 872544

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the transition period from ___ to ____

                         Commission file number: 0-19031

                           NATIONAL QUALITY CARE, INC.
                           ---------------------------
            (Name of small business issuer specified in its charter)

               Delaware                                        84-1215959
               --------                                        ----------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

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

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [_] No [X]

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The number of shares outstanding of its common stock as of April 12, 2006 was 38,158,656. The aggregate market value of the common stock (shares) held by non-affiliates, based on the closing market price ($0.66) of the common stock as of April 12, 2006 was $4,396,468. The issuer's revenues for the fiscal year ended December 31, 2005 were $4,136,975.

                                     TABLE OF CONTENTS TO ANNUAL REPORT
                                               ON FORM 10-KSB
                                        YEAR ENDED DECEMBER 31, 2004


                                                                                                       Page
                                                                                                       ----
                                                   Part I

Item 1.   Description of Business.........................................................................2

Item 2.   Description of Properties......................................................................22

Item 3.   Legal Proceedings..............................................................................23

Item 4.   Submission of Matters to a Vote of Security Holders............................................23

                                                  Part II

Item 5.   Market for Registrant's  Common Equity and Related  Stockholder Matters and Small
            Business Issuer Purchase of Equity Securities................................................23

Item 6.   Management's Discussion and Analysis or Plan of Operation......................................27

Item 7.   Financial Statements and Supplementary Data....................................................32

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........32

Item 8A   Controls and Procedures........................................................................32

Item 8B   Other Information..............................................................................32

                                                  Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with
            Section 16(a) of the Exchange Act............................................................33

Item 10.  Executive Compensation.........................................................................36

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
            Matters......................................................................................40

Item 12.  Certain  Relationships and Related Transactions................................................41

Item 13.  Exhibits.......................................................................................42

Item 14.  Principal Accountant fees and Services.........................................................43


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


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         OUR TWO BUSINESS OPERATIONS

         Our business consists of two distinct operations. The first such segment is our dialysis operation, where we act as a provider of integrated dialysis services for patients suffering from chronic kidney failure, also known as end-stage renal disease, or ESRD. These operations are conducted by the subsidiary Los Angeles community Dialysis, Inc. (LACD). The second such segment is the development of a wearable artificial kidney, or Wearable Kidney, on which we have been working for the last 3 years.

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

         Our dialysis business in its present volume does not generate enough positive cash flow. Our operating income (loss) from operations of the dialysis business has totaled approximately $714,000 and ($533,000) for the years ended December 31, 2005 and 2004, respectively, and is not likely ever to generate enough cash flow to contribute significant amounts to research and development of new technologies. This research has led us to advanced development of our Wearable Kidney. The majority of funds used for research during this period has come from sales of our common stock to our affiliates and cash flow from our dialysis services business.

         While we have continued to operate our dialysis services operation, and while this operation generates 100% of our revenues, our board of directors has nevertheless determined that it is in the best interests of our stockholders for us to focus principally on completion of the development and eventual commercial marketing of the Wearable Kidney for dialysis and other medical applications. Moreover, we have devoted all available financial and personnel resources to research and development. To this end, we are considering disposing completely of our dialysis business operations in order to dedicate all of our scientific resources to this task of bringing the Wearable Kidney to market. In 2005 and 2004, we incurred approximately $1,309,000 and $ 1,065,000, respectively, in research and development costs associated with the Wearable Kidney. The development costs were funded through debt and equity financing and LACD operations.

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

         SOURCES OF REVENUE REIMBURSEMENT

         The following table provides information for the periods indicated regarding the percentage of our net operating revenues provided by: (i) the Medicare ESRD program, (ii) Medi-Cal, (iii) private/alternative payors, such as private insurance and private funds, and (iv) hospital inpatient dialysis services:

                                               Years ended December 31
----------------------------------------- ------------------ -------------------
                                          2005               2004
----------------------------------------- ------------------ -------------------
Medicare                                  49%                46%
----------------------------------------- ------------------ -------------------
Medi-Cal                                  32%                22%
----------------------------------------- ------------------ -------------------
Private/alternative payors                2%                 10%
----------------------------------------- ------------------ -------------------
Hospital inpatient dialysis services      17%                22%
----------------------------------------- ------------------ -------------------

         The Company's billing system generates contractual adjustments between the Company's fee structure and the fee structure of third-party payors for each patient.

         Payments for services are provided primarily by third-party payors, rather than the patient receiving the dialysis services, including Medicare, Medi-Cal, commercial insurance companies and contracted hospitals for inpatient dialysis services. Payments for services not covered by third-party payors are provided by private funds of the patient, referred to as co-payments. Billed amounts are generally due within 45 days. Management assesses the financial strength of its patients and their third-party payors at least quarterly and, based upon factors surrounding their credit risk, contractual arrangements, and history of past write-offs and collections, establishes an allowance for uncollectible accounts. Management continuously monitors accounts receivable balances and maintains contact with third party payors and patients, particularly those with past due balances. Allowances are established for past due balances when considered necessary after evaluating the information obtained by management through its continuous monitoring. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired.

         The days sales outstanding amounted to 64 and 52 for the years ended December 31, 2005 and 2004. The increase in days sales outstanding is due to increased dialysis services revenue in the last quarter of 2005 compared with 2004.

         MEDICARE REIMBURSEMENT

         In the U.S., Medicare reimburses the majority of dialysis care. The Medicare ESRD program is unique in that it is the only federal program that finances disease-specific services to a segment of the U.S. population on virtually a universal basis. Medicare reimburses us under a prospective reimbursement system for chronic dialysis services provided to ESRD patients. Under this system, the reimbursement rates are fixed in advance and are adjusted from time to time by Congress. Although this form of reimbursement limits the allowable charge per treatment, it provides us with predictable and recurring per treatment revenues and allows us to retain any profit earned. Medicare has established a composite rate set by the Centers for Medicare & Medi-Cal Services, or CMS, that governs the Medicare reimbursement available for a designated group of dialysis services, including the dialysis treatment, supplies used for such treatment, certain laboratory tests and certain medications. The Medicare composite rate is subject to regional differences based upon certain factors, including regional differences in wages and earnings. Certain other services and items are eligible for separate reimbursement under Medicare and are not part of the composite rate, including certain drugs, blood (for amounts in excess of three units per patient per year) and certain physician ordered tests provided to dialysis patients. We generally submit claims monthly and are usually paid by Medicare within 30 days of the submission.

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

         MEDI-CAL REIMBURSEMENT

         Medi-Cal programs are state administered programs partially funded by the federal government. These programs are intended to provide coverage for patients whose income and assets fall below state defined levels and who are otherwise uninsured. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide certain coverages (such as oral medications) that are not covered by Medicare. State regulations generally follow Medicare reimbursement levels and coverages without any co-insurance amounts. The State of California, the only state in which we currently operate, requires beneficiaries to pay a monthly share of the cost based upon levels of income or assets. We are a licensed ESRD Medi-Cal provider in the State of California.

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

         BACKGROUND OF THE WEARABLE KIDNEY

         Dr. Gura completed the conceptual design of the Wearable Kidney in September 2001 and assigned all of his right, title and interest in the technology to us in exchange for a note for $100,000 and options to purchase up to 5,000,000 shares of our common stock. We filed our initial 3 patent applications for the Wearable Kidney technology in 2001 and have continued pursuing the research and development since that time. On November 15, 2004, we announced that we had developed a working prototype of a Wearable Kidney, or the Prototype, which is designed to be powered by a battery and to operate continuously, and that a version of the Prototype has been successfully tested in bench studies and has performed safely and effectively in animal testing studies conducted at the research facilities of Cedars Sinai Medical Center in Los Angeles, California, or Cedars. The results of this research were also presented at the annual meeting of the American Society of Nephrology in November 2004. An abstract of the presentation was published in the Journal of the American Society of Nephrology. We have demonstrated the feasibility of our device by testing it on 12 pigs. We do not currently plan to do further animal studies since we believe that those experiments constitute all of the animal studies normally required prior to beginning clinical studies on human subjects. At present, we are in the process of preparing applications to initiate human clinical trials. We believe that the U.S. food and Drug Administration, or FDA, will classify it as a Class III device and that one or more clinical trials on humans will be required before we may obtain approval to bring the Wearable Kidney to market.

         In early April, 2005, we received a Notice of Allowance from the U.S. Patent and Trademark Office for a patent application covering the design of the Wearable Kidney, and the final patent was issued in November, 2005. We anticipate that the patent will issue within the next few months. In addition, in late April, we announced the development of a wearable ultrafiltration device to remove excess fluid from patients with congestive heart failure. This prototype device is intended to be worn as a belt and operated with batteries, much like our Wearable Kidney.

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

         Of equal, if not greater, importance will be the education of representatives of government at all levels, as well as insurance companies, on the benefits of the Wearable Kidney. In effect, our real market will be patients on Medicare and Medi-Cal, as well as insurance companies and HMOs, in their role as the principal sources of funding for the costs of dialysis.

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

         FRAUD AND ABUSE

         Our dialysis operations are subject to the illegal remuneration provisions of the Social Security Act, sometimes referred to as the "anti-kickback" statute, and similar state laws that impose criminal and civil sanctions on persons who solicit, offer, receive or pay any remuneration, whether directly or indirectly, in return for inducing the referral of a patient for treatment or the ordering or purchasing of items or services that are paid for in whole or in part by Medicare, Medi-Cal or similar state programs. The federal anti-kickback statute provides both civil and criminal penalties for, among other things, offering or paying any remuneration to induce someone to refer patients to or for, or to purchase, lease or order (or arrange for or recommend the purchase, lease or order of) any facility, item, or service for which payment may be made by a Federal Health Care Program. The term "Federal Health Care Program" includes Medicare, Medi-Cal and virtually all federally funded healthcare programs, with the exception of the Federal Employee Health Benefits program. The statute also prohibits soliciting or receiving any remuneration in exchange for engaging in any of these activities. The prohibition applies whether the remuneration is provided directly or indirectly, or "in cash or in kind." Penalties for violations of the anti-kickback statute are severe, consisting of substantial criminal fines, imprisonment and exclusion from participation in the Medicare and Medi-Cal programs. The exclusion remedy may be imposed in an administrative proceeding, even in the absence of any criminal proceeding or investigation.

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

         o the mere potential for increased costs to Medicare or Medi-Cal may be enough to violate the law, and no actual payout by Medicare or Medi-Cal is necessary as long as the challenged remuneration is for an item or service that could be paid for by Medicare or Medi-Cal; and

         o the fact that a particular arrangement is common in the healthcare industry is not a defense to an anti-kickback violation.

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

         STARK I AND STARK II

         The provisions of two federal statutes, referred to as Stark I and Stark II, govern us. The original Stark law, or Stark I, prohibited only self-interested referrals for clinical laboratory services. In 1993, Congress broadened the Stark law with new provisions, or Stark II, to include referrals of a broad array of designated health services, or DHS. In 1995, HHS promulgated final regulations that addressed Stark II. These laws generally restrict physician referrals for clinical laboratory services to entities with which a physician or an immediate family member has a "financial relationship." The entity is precluded from claiming payment for such services under the Medicare or Medi-Cal programs, is liable for the refund of amounts received pursuant to prohibited claims, can receive civil penalties of up to $15,000 per service and can be excluded from participation in the Medicare and Medi-Cal programs. Regulations interpreting Stark I have created an exception to its applicability for services furnished in a dialysis facility if payment for those services is included in the ESRD composite rate. We believe that our compensation arrangements, with our medical directors and other physicians under contract are in material compliance with the provisions of Stark I.

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

         For purposes of Stark II, DHS includes: clinical laboratory services, radiology and other diagnostic services, durable medical equipment, parenteral and enteral nutrients, equipment and supplies, prosthetics and prosthetic devices, home health services, outpatient prescription drugs and inpatient and outpatient hospital services. We believe that the language and legislative history of Stark II indicate that Congress did not intend to include dialysis services and the services and items provided incident to dialysis services within the Stark II prohibitions. Although we do not bill Medicare or Medi-Cal for hospital inpatient and outpatient services, our medical directors may request or establish a plan of care that includes dialysis services for hospital inpatients and outpatients that may be considered a referral to us within the meaning of Stark II.

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

         EMPLOYEES

         As of April 13, 2006 we had 31 employees, including 2 executives, 3 research persons, 23 medical personnel, and 3 administrative personnel. We retain the services of 2 consultants on a part-time basis in connection with our research and development activities. During the years ended December 31, 2005 and 2004, we expended a total of approximately $ 305,000 and $527,000, respectively, in fees and reimbursement of expenses for these consultants, and we have granted them options to purchase up to 750,000 shares of our common stock.

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

         WE ARE NOT PROFITABLE AND SUFFER FROM CASH FLOW DIFFICULTIES AND WILL HAVE TO RAISE ADDITION CAPITAL TO FINANCE OUR OPERATIONS. We generated a net loss of $2,344,525 during the year ended December 31, 2005. At December 31, 2005, we had an accumulated deficit of $8,023,615 and a working capital deficiency of $3,202,980. In 2005 and 2004, approximately $1,309,072 and $1,065,324, respectively, of revenue from our operations was used to finance the development of the Wearable Kidney. The balance of the funding for such development was derived from third party investment. Although we raised a total of approximately $537,500 in net proceeds in 2005 and 2004 from equity investments, we cannot assure you that we will be able to obtain such additional financing in the future on terms acceptable to us or at all. Our failure to obtain such a financing may have a material adverse effect on our business and could result in our inability to meet our obligations, which could result in a cessation of our operations. Moreover, if we are unable to develop the Wearable Kidney to the point of being commercially marketable, we may have to cease our business operations completely.

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

         WE MAY BE DEPENDENT ON THIRD PARTIES TO MANUFACTURE AND MARKET OUR WEARABLE KIDNEY. We cannot assure you that we will be able to turn our development models into practical commercial devices that are suitable for manufacture and use by patients as we intend. In addition, we have no experience or expertise in the manufacture or marketing of medical devices. We may attempt to build our own manufacturing and sales capability or we may have to rely upon third parties to manufacture, service, maintain and market our devices, if we receive FDA marketing approval. In connection with the manufacturing of the Wearable Kidney, we cannot assure you that any third party would be willing or able to meet our needs in a satisfactory and timely manner, if at all for production or timely delivery of devices to customers. Should we be unable to locate third parties willing or able to meet our needs, management may have to suspend or discontinue our business activities or certain components thereof or cease operations altogether, as they relate to the Wearable Kidney.

         We anticipate that the Wearable Kidney would compete with the use of existing dialysis equipment by existing dialysis service centers, which we believe are a natural outlet for the Wearable Kidney. It is our expectation that such centers will come to see the Wearable Kidney as a business opportunity rather than as a competitor. However, we can give you no assurance that dialysis service centers will become the outlet for the marketing of our Wearable Kidney. If dialysis service providers do not agree to become outlets for our Wearable Kidney, we would have to market the Wearable Kidney through existing dialysis service centers, which means that we will be relying on the services of persons outside of our control for the generation of revenue. In addition, we would have to build a distribution network for our Wearable Kidney to service patients that are on dialysis. Such a situation would likely require us to obtain and expend a significant amount of capital to capture a significant portion of the market for our device. Our inability to create business relationships with dialysis service centers to market our Wearable Kidney could have a material adverse effect upon our business and our business plan.

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

         THE AUDITED FINANCIAL STATEMENTS INCLUDED AS PART OF THIS ANNUAL REPORT CONTAIN A "GOING CONCERN" OPINION FROM OUR INDEPENDENT AUDITOR. The report of our independent auditors issued in connection with our audited financial statements included in this Annual Report on Form 10-KSB for the year ended December 31, 2005 includes a paragraph which generally provides that the financial statements accompanying such auditor's report were prepared assuming that we will continue as a going concern, that expresses that our historical operating losses and accumulated deficit raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of our recorded assets and classification of liabilities that might be necessary in the event that we cannot continue in existence. The independent auditor's report assumes that the establishment of our continued business operations are dependent upon receipt of significant additional outside financing and our ability to complete the development of the Wearable Kidney and bringing to market. We cannot assure you that that we will be able to obtain such outside financing on terms favorable to us or at all, or establish future profitable operations from the Wearable Kidney or otherwise. If we do not succeed, then we may be forced to discontinue our operations and close our business.

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

         WE ARE CURRENTLY DEPENDENT ON MEDICARE, MEDI-CAL AND OTHER SOURCES OF REIMBURSEMENT FOR OUR REVENUES AND EXPECT TO REMAIN RELIANT ON THEM WHEN THE WEARABLE KIDNEY IS DEVELOPED AND IN USE. At the present time, we are reimbursed for dialysis services primarily at fixed rates established in advance under the Medicare ESRD program. Approximately 81% of our net revenues during fiscal 2005 was funded by Medicare and comparable state programs and approximately 19% of our net revenue during fiscal 2005 was from sources other than Medicare and Medi-Cal. The current composite Medicare reimbursement rate is approximately $158; we are not able to predict whether future rate changes will be made or whether this rate will keep up with operating costs for the provision of dialysis services and supplies. Moreover, we are unable to predict how and at what rate Medicare and the other sources for reimbursement will pay for the costs of usage of the Wearable Kidney, if at all.

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

         OUR OPERATIONS IN THE DIALYSIS SERVICES BUSINESS ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION. We are subject to extensive regulation by both the federal government and the states in which we conduct our business. We are subject to the illegal remuneration provisions and similar state laws which impose civil and criminal sanctions on persons who solicit, offer, receive or pay any remuneration, directly or indirectly, for referring a patient for treatment that is paid for in whole or in part by Medicare, Medi-Cal or similar state programs.

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

         Although we have never been challenged under any of these statutes and believe we comply in all material respects with these and all other applicable laws and regulations, there can be no assurance that we will not be required to change our practices or relationships or that we will not experience material adverse effects as a result of any such challenge. Violations of many of these regulatory schemes are punishable by civil penalties, which may include exclusion or suspension of the provider from future participation in Medicare and Medi-Cal programs and substantial fines.

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

         Finally, any loss by us of our various federal certifications, our authorization to participate in the Medicare or Medi-Cal programs or our licenses under the laws of any state or other governmental authority from which all of our revenues are derived or a change resulting from healthcare reform reducing dialysis reimbursement or reducing or eliminating coverage for dialysis services, would have a material adverse effect on our business. We cannot assure you that our activities will not be reviewed and challenged or that healthcare reform will not result in a material adverse change to us.

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

         TRANSACTIONS WITH OUR AFFILIATES MAY CREATE CONFLICTS OF INTEREST. We have entered into certain financial agreements with certain of our affiliates. Further, we are dependent on referrals of ESRD patients from such affiliates. We believe that these agreements were negotiated at arms' length. However, the enforcement of these agreements may create conflicts of interests in the event of a dispute between us and any such parties. Should these agreements be determined to be violations of certain regulatory schemes, such physicians may be forced to dispose of their ownership interests. We cannot predict the effect such dispositions would have on our business.

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

         DISCLOSURE RELATING TO LOW-PRICED STOCKS. Our shares of common stock currently are listed for trading in the over-the-counter market on the NASD bulletin board, which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended or the Exchange Act. The penny stock rules apply to companies, other than companies that trade on certain national securities exchanges or an automated quotation system that meet certain initial listing requirements (such as those currently applicable to Nasdaq listed companies) or whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if we have been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) for companies whose shares are traded in the Over-The-Counter Market to obtain needed capital.

         OUR PRINCIPAL STOCKHOLDERS HAVE VOTING CONTROL. Our principal stockholders, directors and executive officers and their affiliates control the voting power of approximately 66% of our outstanding common stock. As a result of such common stock ownership, such persons will be in a position to exercise significant control with respect to our affairs and the election of directors.

         A SIGNIFICANT NUMBER OF OUR SHARES ARE SUBJECT TO REGISTRATION RIGHTS. We have entered into various agreements pursuant to which certain holders of our outstanding common stock, including persons who are our affiliates, have been granted the right, under various circumstances, to have common stock that is currently outstanding registered for sale in accordance with the registration requirements of the Securities Act upon demand or "piggybacked" to a registration statement which may be filed by us. Of the currently issued and outstanding common stock, certain shares sold in a private placement are the subject of future registration statements pursuant to the terms of such agreements; as of April 13, 2006, these consist of 968,750 shares and an additional 484,375 shares underlying warrants. Any such registration statement may have a material adverse effect on the market price for our common stock resulting from the increased number of free trading shares of common stock in the market. There can be no assurances that such registration rights will not be enforced or that the enforcement of such registration rights will not have a material adverse effect on the market price for the common stock.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

         We lease office space located at 9033 Wilshire Boulevard, Suite 501, Beverly Hills, California 90211, which serves as our principal executive offices. We pay $1,400 per month on a month-to-month basis.

         We also lease a laboratory located at 110 George Burns Road, Suite D-3059, Los Angeles, CA 90048. We pay $4,191 per month on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS

         In June 2005, we settled a legal action brought by a former employee. Under the settlement, we have agreed to provide monetary relief in the amount of approximately $20,000, to be paid in installments. As of December 31, 2005 the outstanding balance due to a former employee was $5,442

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

         As of April 13, 2006 our authorized capital stock consisted of 50,000,000 shares of common stock, par value $0.01 per share and 5,000,000 shares of preferred stock, par value $0.01 per share. As of April 19, 2006, there were issued and outstanding 38,158,656 shares of common stock which are held by approximately 440 shareholders of record, and options and warrants to purchase 17,141,720 shares of common stock, of which 13,541,720 are exercisable. There were no shares of preferred stock issued and outstanding.

         Our common stock is listed for trading in the over-the-counter market on the NASD Bulletin Board under the symbol "NQCI.OB". Our common stock has a very limited trading history.

         The following table sets forth quotations for the high and low closing sale prices for the common stock for the periods indicated below, based upon quotations between dealers, without adjustments for stock splits, dividends, retail mark-ups, mark-downs or commissions, and therefore, may not represent actual transactions:

                                                     HIGH                LOW
                                                     ----                ---

YEAR ENDING DECEMBER 31, 2006
         First Quarter                               $0.76               $0.40

YEAR ENDED DECEMBER 31, 2005
         First Quarter                               $0.45               $0.40
         Second Quarter                              $0.63               $0.63
         Third Quarter                               $0.69               $0.33
         Fourth Quarter                              $0.69               $0.40

YEAR ENDED DECEMBER 31, 2004
         First Quarter                               $0.25               $0.00
         Second Quarter                              $0.20               $0.03
         Third Quarter                               $0.20               $0.02
         Fourth Quarter                              $0.39               $0.12

      The following is a summary of all of our equity compensation plans and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2005:

                                                                                                    (C)
                                                                                            NUMBER OF SECURITIES
                                         (A)                          (B)                 REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES           WEIGHTED-AVERAGE           FUTURE ISSUANCE UNDER
                                  TO BE ISSUED UPON            EXERCISE PRICE OF            EQUITY COMPENSATION
                                     EXERCISE OF                  OUTSTANDING                 PLANS (EXCLUDING
                                 OUTSTANDING OPTIONS,          OPTIONS, WARRANTS          SECURITIES REFLECTED IN
                                 WARRANTS AND RIGHTS              AND RIGHTS                    COLUMN (A))
                                 --------------------          -----------------          -----------------------
Equity compensation plans
approved by security holders             595,000                     $0.09                        405,000

Equity compensation plans not
approved by security holders          10,076,720                     $0.75                          N/A

Totals                                10,671,720                     $0.84                        405,000

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

RECENT ISSUANCES OF UNREGISTERED SECURITIES

         SECURITIES ISSUANCES TO AFFILIATES. During the year ended December 31, 2005, we did not issue any unregistered securities to our directors and executive officers.

During the year ended December 31, 2004, we issued the following unregistered securities to our directors and executive officers:

         o On November 15, 2004, we issued warrants convertible into an aggregate of 2 million shares of our common stock to certain directors. These warrants have an exercise price of $0.20 per share and expire in seven years.

         o In August, 2004, we issued Dr. Gura, our former CEO and Chairman, and our current Chief Scientific Officer and a director, 1,814,644 shares in exchange for making a personal guaranty of certain of our debt obligations.

         o In 2004, 9,105,304 shares were issued to Dr. Gura and members of the Board of Directors at prices ranging from $0.05 to $0.20 per share.

         o On November 30, 2004, we issued warrants convertible into 250,000 shares of our common stock to Dr. Gura. These warrants have an exercise price of $0.20 per share and expire in seven years.

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

As of the date of this Report, 150,000 of these options had vested for each of the two consultants.

         PRIVATE PLACEMENT. In April 2005, we began conducting a private placement of 134 units of our securities. Each Unit consists of: (i) 50,000 shares of our Common Stock, or the Shares, at a purchase price of $0.75 per Share and (ii) 25,000 Class A Common Stock Purchase Warrants, or the Warrants. Each Warrant entitles the holder to purchase one Share at an exercise price of $1.25 per Share from the date of purchase through March 31, 2007. The number of Shares and Warrants which make up each Unit will increase if, on August 31, 2005, the closing price, or the Adjusted Closing Price of our Common Stock on the market on which our Common Stock normally trades is less than $0.75 per share. Upon occurrence of such event, we will issue an additional number of Shares per Unit so that, when added to the original 50,000 Shares, the new total, when multiplied by the Adjusted Closing Price, will equal $37,500 per Unit, PROVIDED, HOWEVER, that the Adjusted Closing Price will in no event be lower than $0.50 per Share. At the same time, an additional number of Warrants equal to fifty percent of the additional number of Shares will be issued. No value will be assigned to the Warrants. Under certain circumstances, we will file a registration statement with the Commission in respect of the Shares and the shares underlying the Warrants, or Warrant Shares. As of December 31, 2005, we sold 15.5 Units totaling 968,750 shares for proceeds of $532,498 net of offering costs of $48,750.

The common stock with detachable warrants sold under the private placement offering is accounted for in accordance with Emerging Issues Task Force ("EITF") Issue Nos. 00-19 and 05-04, and Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended ("SFAS 133"). Due to the holder's mandatory registration rights provision contained in the terms governing the private placement offering, and that share settlement is not controlled by the Company, the underlying common stock and warrants qualify as derivative instruments in accordance with EITF 00-19. At each balance sheet date, we adjust the derivative financial instruments to their estimated fair value and analyze the instruments to determine their classification as a liability or equity.

As of December 31, 2005, the estimated fair value of the Company's derivative liability was $1,367,247. This estimate includes the fair value of three elements; common stock, detachable warrants, and share settlement. The estimated fair value of the common stock was determined to be an amount equal to the proceeds from their sale, or $581,248. The estimated fair value of the warrants upon issuance of $271,191 was determined using the Black-Scholes option-pricing model with stock prices on the respective dates of grant, an exercise price of $1.25 per share, a term from the date of grant through March 31, 2007, and a volatility factor relative to the date of issuance. The model uses several assumptions including historical stock price volatility, risk-free interest rate, remaining time till maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the warrants at December 31, 2005, the Company used the closing price of $0.62 per share, an exercise price of $1.25 per share, a remaining term of 1.25 years, and a volatility of 323%. The estimated fair value of the warrants increased from the time of grant to December 31, 2005 resulting in the recognition of a loss from the change in this derivative liability of $16,227. The estimated fair value of share settlement is determined by applying the Black-Scholes option-pricing model using average factors to the quantity of shares in excess of those authorized needed in order to settle all outstanding contracts. At December 31, 2005, the estimated fair value of share settlement amounted to $514,808 on 830,792 shares in excess of those needed in order to settle all outstanding contracts. In valuing the excess shares at December 31, 2005, the Company used the closing price of $0.62 per share, an average exercise price of $0.62 per share, an average remaining term of 3.6 years, and a volatility of 323%.

The recorded value of the derivative liability can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

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

         We believe that we do not have sufficient working capital from operations to meet our obligations in the next twelve months. Therefore, we will seek outside sources to meet the commitments. Historically we have been successful in securing working capital through private placements of our common stock. But we cannot assure you that we will be successful in the future in obtaining any additional capital on terms favorable to us or at all. The failure to obtain such capital could have a material adverse effect on our financial condition and operations.


RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31,
2004.

         Total revenue for the year ended December 31, 2005 increased approximately 3.4% to $4,136,975 from $4,001,232 for the year ended December 31, 2004. This increase primarily resulted from an increase in chronic patients volume. At the same time, patients in acute and home dialysis service slightly decreased. Total operating expenses during the year ended December 31, 2005 decreased by 4.1% to $4,311,740 from $4,534,038 during the year ended December 31, 2004.

         Total operating expenses include: (i) cost of medical services, (ii) selling, general and administrative expenses, (iii) depreciation and amortization, and (iv) rental expenses, as follows:

         Cost of medical services during the year ended December 31, 2005 decreased to $2,923,806 from $2,977,683 during the year ended December 31, 2004 (a decrease of 1.8%). This decrease was primarily due to the more accurate test results that allowed more precised dosage of drugs provided to chronic patients, which led to a decrease in overall drug usage even though number of chronic patients increased during the calendar year. Selling, general and administrative expenses during the year ended December 31, 2005 decreased approximately 11.2% to $1,327,440 from $1,494,074 during the year ended December 31, 2004. During the year there were decreases in insurance expenses of approximately $12,000, various other expenses of approximately $56,000, computer expenses of approximately $13,000, bank service charges of approximately $13,000 and legal fees of approximately $350,000, and an increase in salaries of approximately $270,000. Legal expenses decreased primarily due to a lower level of corporate activity requiring legal services. Salaries increased due to additional salaries awarded the Chief Scientific Officer. Other expenses decreased in 2005 because we did not incur as much other expenses, as was the case in 2004 Bank service charges decreased due to the better management of our cash accounts. Depreciation and amortization during the year ended December 31, 2005 decreased 2.8% to $60,494 from $62,281 during the year ended December 31, 2004. This decrease is expected as property and equipment ages and becomes fully depreciated. There were no property and equipment additions during 2005 until the purchase of new dialysis equipment in November.

         Research and development expenses for the Wearable Kidney device in 2005 amounted to approximately $1,309,072 a 22.8% increase of $243,748 from $1,065,324, as of December 31, 2004. These expenses include: legal fees; payments to 3 part-time physicians and engineers working on the project; expenses to conduct bench and animal tests and to construct a prototype of the Wearable Kidney. In addition, since Dr. Gura devotes 70% of his time to the R&D project, that percentage of his payroll expenses was allocated to research and development expenses. Prior to the research and development endeavor, Dr. Gura's time was devoted primarily to our operations and therefore his salary and related expenses were included in selling, general and administrative expenses.

         As a result of the foregoing, we generated a net loss of $2,344,525 during the year ended December 31, 2005 as compared to a net loss of $1,668,718 during the year ended December 31, 2004. Loss from operations during the year ended December 31, 2005 was $1,483,837 compared to loss from operations of $1,598,130 during the year ended December 31, 2004 (a decrease of 7.1 %). This decrease in losses from operations primarily resulted from decrease in selling, general and administrative expenses. Revenues from inpatient and outpatient services increased during 2005 by approximately $135,743. However, margins between medical revenues and medical expenses have decreased from recent years due to increased costs of medical services in patient treatments. We will need to control our costs of expenses and our selling, general and administrative expenses, both in amounts and as a percentage of revenues, in order to move toward profitable operations.

         As of December 31, 2005, we had net operating loss carryforwards totaling approximately $11,182,000 for federal tax purposes, expiring through 2025. The federal net operating loss carryforwards include $3,700,000, which are limited by IRC Section 1502; however, the annual effects of such limitations have not been determined. In addition, we had net operating loss carryforwards of approximately $4,890,000 for state tax purposes, which begin to expire in 2015.

         LIQUIDITY AND CAPITAL RESOURCES.

         At December 31, 2005, the ratio of current assets to current liabilities was 0.21 to 1.00, compared to 0.60 to 1.00 at December 31, 2004.

         Payments for services are provided primarily by third-party payors, rather than the patient receiving the dialysis services, including Medicare, Medi-Cal, commercial insurance companies and contracted hospitals for inpatient dialysis services. Payments for services not covered by third-party payors are provided by private funds of the patient, referred to as co-payments. Billed amounts are generally due within 45 days. Management assesses the financial strength of its patients and their third-party payors at least quarterly and, based upon factors surrounding their credit risk, contractual arrangements, and history of past write-offs and collections, establishes an allowance for uncollectible accounts. Management continuously monitors accounts receivable balances and maintains contact with third party payors and patients, particularly those with past due balances. Allowances are established for past due balances when considered necessary after evaluating the information obtained by management through its continuous monitoring. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired.

         Our cash flow needs for the year ended December 31, 2005 were primarily provided from proceeds from the sale of our common stock. We had a working capital deficit of approximately $3,202,9880 at December 31, 2005 compared to a working capital deficit of approximately $557,902 at December 31, 2004. Unless we establish profitable operations, we may need to obtain a working line of credit and/or an external financing to satisfy cash flow needs in the future.

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

         Cash and cash equivalents were $35,005 as of December 31, 2005, as compared to $157,707 as of December 31, 2004.

         As of December 31, 2005, we had borrowings in the aggregate amount of $924,729, of which short-term borrowings accounted for $150,004. As of December 31, 2004, we had borrowings in the aggregate amount of $1,068,326, of which short-term borrowings accounted for $210,890. The decrease related primarily to payments made under long-term payment plans established in connection with the settlement of litigation.

         Medical Group, Inc., or Medipace, a medical group in Los Angeles, California, of which Victor Gura is a director, had executed a demand promissory note in our favor in the principal amount of $121,151, dated September 17, 1997, bearing interest at the rate of 8% per annum. Medipace did not make any payments on the promissory note in 1998 and 1999. During 1999, we transferred the $75,000 obligation underlying a second promissory note in the same amount to a separate lease receivable in connection with a purchase and leaseback arrangement with Medipace. Medipace had been in default on the lease payable since October 1999. In July 2001, Medipace executed a demand promissory note in our favor in the principal amount of $85,000, bearing interest at the rate of 10%. $35,750 of the note has been repaid, leaving a remaining balance in the amount of $47,505 (including interest). In November 2001 all debts owing by Medipace to us were consolidated into a single promissory note in the principal amount of $218,919, bearing interest at the rate of 8% per annum. Under the new note, Medipace is obligated to make monthly interest payments in amount of $1,480, commencing December 31, 2001 for 24 months, with principal and accrued interest due at maturity on December 31, 2006.

                  Medipace provides us with certain laboratory services at what we believe to be fair market prices. For the year ended December 31, 2005, we owed to Medipace $74,169 for such laboratory services. $17,757 of this amount was applied to interest due to us from Medipace under the foregoing promissory note, and $26,740 was applied to repayment of the principal. As of December 31, 2005, the new reduced principal amount of the note was $63,557.

         As of the date of this filing we are provided laboratory services by Medipace in exchange for the balance due on the note receivable.

         We had a net loss of $2,344,525 and loss from operations of $1,483,837 during the year ended December 31, 2005.

         Based on the acquisition of new contracts to provide inpatient services and the increase in patient visits overall, we believe that we will be able to finance the costs of operations, including the payment of obligations as they come due, from existing cash, cash generated by operations and from loans currently in place. However, we experienced losses from operations during the year ended December 31, 2005. If we do not develop profitable operations, we will require financing from external sources to finance ongoing operations.

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

         REVENUE RECOGNITION - We comply with the provisions of Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", as amended by SAB No. 104, and recognize revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably assured.

Medical service revenue is recognized in the period the service is performed. The amount of revenue recognized is based on approved fee schedules of third-party payors of the patient receiving dialysis services, including Medicare, Medi-Cal, commercial insurance companies and contracted hospitals for inpatient dialysis services.

         ACCOUNTS RECEIVABLE AND ALLOWANCES - Accounts receivable are reported at the patient's outstanding balances less any allowance for doubtful accounts. Our billing system generates contractual adjustments between our fee structure and the fee structure of third-party payors for each patient encounter. Interest is not accrued on overdue accounts receivable. Payments for services are provided primarily by third-party payors, rather than the patient receiving the dialysis services, including Medicare, Medi-Cal, commercial insurance companies and contracted hospitals for inpatient dialysis services. Payments for services not covered by third-party payors are provided by private funds of the patient, referred to as co-payments. Billed amounts are generally due within 45 days. Management assesses the financial strength of its patients and their third-party payors at least quarterly and, based upon factors surrounding their credit risk, contractual arrangements, and history of past write-offs and collections, establishes an allowance for uncollectible accounts. Management continuously monitors accounts receivable balances and maintains contact with third party payors and patients, particularly those with past due balances. Allowances are established for past due balances when considered necessary after evaluating the information obtained by management through its continuous monitoring. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired.

The following table provides information for the periods indicated regarding payor mix concentrations in accounts receivable.

                                                                  31 to 60    61 to     91 to      121 to     151 to      361 days
      Payor Classification         %       Total     0-30 days      days     90 days   120 days   150 days    360 days    and over
-------------------------------- ------- ----------- ----------- ----------- --------- ---------- ---------- ----------- -----------
AS OF DECEMBER 31, 2005
-----------------------
    Medicare                      30%      $263,589    $227,909      $4,188    $3,334     $4,270     $4,553     $14,315      $5,021
    Medi-Cal                      40%       348,752      70,309      84,832    21,353     57,515     23,534      54,382      36,827
    Commercial insurance
         companies                 5%        45,614      17,970       3,910     5,001      5,243      1,209      12,338        (56)
    Hospital inpatient
    dialysis
         services                  -              -           -           -         -          -          -           -           -
    Patient co-payments           25%       212,367      61,274      36,625    16,825      2,625    (3,251)       9,168      89,100
                                 ------- ----------- ----------- ----------- --------- ---------- ---------- ----------- -----------
                                  100%     $870,322    $377,462    $129,555   $46,513    $69,652    $26,045     $90,202    $130,892
                                 ------- ----------- ----------- ----------- --------- ---------- ---------- ----------- -----------

AS OF DECEMBER 31, 2004
-----------------------
    Medicare                      29%      $203,336    $134,363     $21,910   $11,518     $3,341     $2,683     $26,338      $3,182
    Medi-Cal                      41%       290,450      60,599      76,851    34,882      9,203     14,321      61,250      33,345
    Commercial insurance
          companies                2%        12,704       2,379       4,710     3,234        576      4,596       3,429     (6,219)
    Hospital inpatient dialysis
          services                 -              -           -           -         -          -          -                       -
    Patient co-payments           28%       194,200      51,000      41,270    11,900      1,075          -      11,600      77,355
                                 ------- ----------- ----------- ----------- --------- ---------- ---------- ----------- -----------
                                  100%     $700,690    $248,341    $144,741   $61,534    $14,195    $21,600    $102,617    $107,663
                                 ------- ----------- ----------- ----------- --------- ---------- ---------- ----------- -----------

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives, which range from 5 to 10 years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the consolidated statements of operations, if and when incurred. Leasehold improvements are amortized over the shorter of the life of the applicable lease or the life of the asset.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                  In December 2004, the Financial Accounting Standards Board, also known as the FASB, issued a revision to SFAS 123 "Share-Based Payment," also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R, together with guidance included in Staff Accounting Bulletin No. 107 issued by the SEC on March 29, 2005, also known as SAB 107, eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R applies to awards that are granted, modified, or settled in periods beginning after its applicable effective date. In April 2005, the SEC issued a release amending the effective date of SFAS 123R for each registrant to the start of the registrant's first fiscal year beginning after June 15, 2005. SFAS 123R allows for three alternative transition methods. The Company intends to adopt the prospective application method. The Company currently intends to adopt SFAS 123R and SAB 107 in the first quarter of fiscal 2006. The adoption of SFAS 123R will cause the Company to record a non-cash accounting charge as an expense each quarter in an amount approximating the fair value of such share-based compensation meeting the criteria outlined in the provisions of SFAS 123R. As of December 31, 2005, The Company had 2,600,000 stock options outstanding issued to employees which had not yet become vested. The amount of such charge has not been determined.

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

                  In May 2005, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

                  In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

                  In June 2005, the EITF reached consensus on Issue No. 05-6, determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

                  In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-02, "The Meaning of `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The Company does not have any convertible debt securities.

                  In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-07, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues." EITF 05-7 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company does not expect there to be a material impact from the adoption of EITF 05-07 on our consolidated financial position, results of operations, or cash flows.

                  In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-08, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature." EITF 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company does not expect there to be a material impact from the adoption of EITF 05-08 on our consolidated financial position, results of operations, or cash flows.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by this Item 7 are included elsewhere in this Report and incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

ITEM 8A  CONTROLS AND PROCEDURES

         Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures have been designed to ensure the effective accumulation and communication of information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 as appropriate, to allow timely decisions regarding required disclosure. No weaknesses in our disclosure controls and procedures were identified.

         The weakness in our internal controls which was identified in connection with the review of our fiscal year ended December 31, 2004 has, in the judgment of management, been corrected. This weakness had no effect on any of our published financial statements and had no effect on the effectiveness of our disclosure controls and procedures.

ITEM 8B  OTHER INFORMATION

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

         The following reflects certain biographical information on our current directors and executive officers:

         NAME             AGE                  POSITION
         ----             ---                  --------

Leonard Berezovsky, M.D.  61    Chairman of the Board of Directors
Robert M. Snukal          62    Interim Chief Executive Officer and Director
Victor Gura, M.D.         62    Chief Scientific Officer, Director
Ronald Lang, M.D.         55    Executive Vice-President, Secretary and Director
Jose Spiwak, M.D.         60    Director


         LEONARDO BEREZOVSKY, M.D., has been a director since 2003 and chairman since 2005. Dr. Berezovsky is the Chairman and CEO of AssistMed, Inc., which digitizes medical records and related information for the healthcare industry. In addition, Dr. Berezovsky was the Co-Founder, Chairman and CEO of AHI Healthcare Systems, Inc., a managing company for primary care physicians and comprehensive healthcare delivery networks. AHI completed a public offering and was later sold via merger to FPA Medical Management, Inc. in 1997. Dr. Berezovsky was also the co-founder, Chairman and CEO of Fiberspace, Inc., an optical networking concern that manufactured innovative fiber optic components for the telecommunications and oil and gas industries. Dr. Berezovsky completed his training in Internal Medicine and Cardiology at the Cleveland Clinic in Cleveland, Ohio, and practiced at Cedars Sinai Medical Center in Los Angeles, California. Dr. Berezovsky received his bachelor's degree in 1960 and M.D. in 1968 from the Universidad de Rosario in Rosario, Argentina.

         ROBERT SNUKAL has been a director since February 11, 2003 and Interim CEO since 2005. Mr. Snukal is a director of the Pacific Asian Museum in Pasadena, California. From 1997 to 2002, he served as a member of the Board of Directors, Chief Executive Officer and President of Fountain View, Inc., a healthcare provider providing physical therapy, occupational therapy, speech therapy and pharmacy services as well as operating skilled nursing facilities and assisted living facilities. Mr. Snukal holds a Bachelors Degree and a Masters Degree in English Literature from the University of Manitoba. Mr. Snukal has been a lecturer and an assistant professor at several universities, including the University of British Columbia, the University of Sussex in England and the University of Calgary.

         VICTOR GURA, M.D. has been our Chief Scientific Officer since 2005. He was formerly Chirman of the Board and President and Chief Executive Officer. Dr. Gura is a medical doctor who is board certified in internal medicine/nephrology. He has been a director of Medipace Medical Group, Inc., a medical group in Los Angeles, California, since 1980. He has been an attending physician at Cedars-Sinai Medical Center since 1984 and the medical director of Los Angeles Community Dialysis since 1985. Dr. Gura also serves as a Clinical Assistant Professor at UCLA School of Medicine. Dr. Gura graduated from the School of Medicine, Buenos Aires University in 1966, completed his residency in internal medicine and nephrology in Israel, and was a fellow at the nephrology departments at Tel Aviv University Medical School and USC Medical Center.

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

         o There was only one board meeting in 2005 and all members were present.

         COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934.

         Section 16(a) of the Exchange Act requires its directors and executive officers and beneficial holders of more than 10% of our Common Stock to file with the Securities and Exchange Commission or the Commission initial reports of ownership and reports of changes in ownership of our equity securities. The Change in Beneficial Ownership Reports on Form 4 and Annual Reports of Beneficial Ownership on Form 5 for our officers, directors, and greater than 10% beneficial owners were timely filed for the year ended December 31, 2005.

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

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning compensation of our executive officers, including our Interim Chief Executive Officer and Chief Financial Officer, for the years ended December 31, 2005 and 2004:

                                ANNUAL COMPENSATION                  LONG TERM COMPENSATION AWARDS
-----------------------------------------------------------------------------------------------------------------------------
                                                                   OTHER                   SECURITIES               PAYOUTS
                                                                   ANNUAL      RESTRICTED  UNDERLYING    LTIP      ALL OTHER
                                                               COMPENSATION      STOCK      OPTIONS/   PAYOUTS   COMPENSATION
       NAME                YEAR      SALARY ($)  BONUS ($)          ($)        AWARDS ($)   SARS (#)     ($)          ($)
-----------------------------------------------------------------------------------------------------------------------------
Robert M. Snukal
   (Interim CEO,
   Director)               2005           0          0                0            0            0         0                0
-----------------------------------------------------------------------------------------------------------------------------
                           2004         N/A        N/A              N/A            0            0         0                0
-----------------------------------------------------------------------------------------------------------------------------

Victor Gura (CFO, Chief
   Scientific Officer
   and Director for
   2005, and CEO and CFO
   for 2004)               2005     420,000          0                0            0            0         0                0
-----------------------------------------------------------------------------------------------------------------------------
                           2004     150,000          0                0            0            0         0                0
-----------------------------------------------------------------------------------------------------------------------------

Ronald Lang, M.D.
   (Executive V.P.,
   Secretary, Director)    2005      24,000          0                0            0            0         0                0
-----------------------------------------------------------------------------------------------------------------------------
                           2004      24,000          0                0            0            0         0                0
-----------------------------------------------------------------------------------------------------------------------------

         OPTION/SAR GRANTS TABLE

         The following table sets forth certain information concerning grants of stock options to certain of its executive officers, including the Named
Executives for the year ended December 31, 2005:

-------------------- --------------------------------- ---------------- --------------- ------------------------------
                                                                                        POTENTIAL REALIZABLE
                                                                                        VALUE AT ASSUMED
                                                                                        ANNUAL RATE OF
                                                                                        STOCK PRICE APPRECIATION
                     INDIVIDUAL GRANTS                                                  FOR OPTION TERM (1)
-------------------- --------------------------------- ---------------- --------------- ------------------------------

(a)                  (b)              (c)              (d)              (e)             (f)             (g)
-------------------- ---------------- ---------------- ---------------- --------------- --------------- --------------
                     NUMBER OF        % OF TOTAL
                     SECURITIES       OPTIONS/SARS
                     UNDERLYING       GRANTED TO       EXERCISE OR
                     OPTIONS/SARS     EMPLOYEES IN     BASE PRICE       EXPIRATION
NAME                 GRANTED (#)      FISCAL YEAR      ($/SHARE) (1)    DATE (1)        5% ($)          10% ($)
-------------------- ---------------- ---------------- ---------------- --------------- --------------- --------------

ROBERT SNUKAL        0                0                N/A              N/A             0               0
-------------------- ---------------- ---------------- ---------------- --------------- --------------- --------------

VICTOR GURA          0                0                N/A              N/A             0               0
-------------------- ---------------- ---------------- ---------------- --------------- --------------- --------------

RONALD LANG          0                0                N/A              N/A             0               0
-------------------- ---------------- ---------------- ---------------- --------------- --------------- --------------

         1. This chart assumes a market price of $0.62 for the Common Stock, the closing price for its Common Stock in the over-the-counter market as of December 31, 2005, as the assumed market price for the Common Stock with respect to determining the "potential realizable value" of the shares of Common Stock underlying the options described in the chart, as reduced by any lesser exercise price for such options. Each of the options reflected in the chart was granted at exercise prices, which we believe to have been determined at the fair market value as of the date of grant. Further, the chart assumes the annual compounding of such assumed market price over the relevant periods, without giving effect to commissions or other costs or expenses relating to potential sales of such securities. Its Common Stock has a very limited trading history. These values are not intended to forecast the possible future appreciation, if any, of the price or value of our Common Stock.

      OPTION EXERCISES AND YEAR-END VALUES

      The following table sets forth information with respect to the exercised and unexercised options to purchase shares of common stock for certain of the Named Executives held by them at December 31, 2005:

                                                           Number of Securities            Value of Unexercised
                                                          Underlying Unexercised           In-the-Money Options
                                                       Options at December 31, 2005        at December 31, 2005
-------------------- --------------------- ----------- -------------- ---------------- -------------- ----------------

                        SHARES ACQUIRED       VALUE                                       EXERCISABLE    UNEXERCISABLE
       NAME               OR EXERCISED      REALIZED    EXERCISABLE    UNEXERCISABLE        (1)             (2)
-------------------- --------------------- ----------- -------------- ---------------- -------------- ----------------
Robert Snukal                           0           0        150,000          100,000        $82,500          $55,000
-------------------- --------------------- ----------- -------------- ---------------- -------------- ----------------
Victor Gura                             0           0      2,300,000        2,000,000       $165,000                0
-------------------- --------------------- ----------- -------------- ---------------- -------------- ----------------
Ronald Lang                             0           0      1,652,500                0        $83,875                0
-------------------- --------------------- ----------- -------------- ---------------- -------------- ----------------

-----------------
(1) Represents an amount equal to the number of options multiplied by the difference between the average of the closing bid and asked prices for the common stock in the over-the-counter market on the date of exercise and any lesser exercise price.

(2) Represents an amount equal to the number of options multiplied by the difference between the average of the closing bid and asked prices for the common stock in the over-the-counter market on December 31, 2005 ($0.62 per share) and any lesser exercise price.

         EMPLOYMENT AGREEMENTS.

         EMPLOYMENT AGREEMENT WITH VICTOR GURA. We have entered into a three-year employment agreement with Victor Gura to serve as our Chief Scientific Officer. Under the agreement, Dr. Gura's base salary is $420,000 per year, payable as follows: (i) $150,000 annualized as a base amount; (ii) $300,000 annualized after the date on which we have received at least $2,000,000 in net proceeds from a placement of our securities; (iii) $350,000 annualized after the date on which we have received at least $3,000,000 in net proceeds; and (iv) $420,000 annualized after the date on which we have received at least $4,000,000 in net proceeds. Any amounts accrued but not paid to Dr. Gura will be paid as and when we receive the appropriate amount of net proceeds. If we terminate Dr. Gura other than for cause, then he will receive severance pay equal to $420,000, payable over 12 months. On April 19, 2006, the board waived the general conditions of additional equity funding noted in items (i) through
(iv) above and determined revised annual salary for Dr. Gura under the employment agreement of $420,000 per annum retroactive to January 1, 2005.

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

         OTHER OPTIONS AND WARRANTS. We also have warrants and options issued in addition to those issued pursuant to the 3 stock option plans referenced above, which includes options and warrants to purchase up to 16,546,720 shares of Common Stock, at exercise prices ranging from $0.07 to $1.25 per share, to certain directors, consultants and employees of the Company, of which 12,946,720 are currently exercisable.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table reflects, as of April 12, 2006, the beneficial Common Stock ownership of: (a) each director of the Company, (b) each current executive officer named in the Summary Compensation Table in this Report, (c) each person known by us to be a beneficial owner of 5% or more of its Common Stock, and (d) all executive officers and directors of the Company as a group:

                                                                   Number of           Percentage of
                                                                     Shares               Shares
                                                                  Beneficially          Beneficially
         Name and Address of Beneficial Owner (1)                    Owned               Owned (1)
         ----------------------------------------                    -----               ---------
         Leonardo Berezovsky (3)                                    2,634,140               6.7
         Robert Snukal (6)                                         13,187,514              30.0
         Victor Gura (2)                                           18,340,750              43.4
         Ronald Lang (4)                                            4,823,449              12.2
         Jose Spiwak (5)                                            1,455,000               3.84
         Medipace (7)                                                 800,000               2.1
         All directors and officers as a group (8)                 40,440,852              78.8

-------------------------

         *        Less than 1%.

         (1) Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of April 19, 2006, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Unless otherwise indicated, the officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 38,158,656 shares of common stock outstanding as of April 29, 2006.

         (2) Includes 13,453,250 shares held in the name of Dr. Gura, 800,000 shares owned by Medipace Medical Group, Inc., an affiliate of Dr. Gura, warrants to purchase up to 587,500 shares of common and options to purchase up to 3,500,000 shares of common stock. Includes 2,000,000 shares pledged to an unaffiliated third party as security for obligations of Dr. Gura. Does not include options to purchase up to 2,000,000 shares of common stock, which may vest more than 60 days after April 19, 2006. Dr. Gura's address is 9033 Wilshire Boulevard, Suite 501, Beverly Hills, California 90211

         (3) Includes 1,229,973 shares held in the name of Dr. Berezovsky, notes convertible into 104,167 shares of common stock, options to purchase up to 1,200,000 shares of common stock and warrants to purchase up to 100,000 shares of common stock. Does not include 2,066,660 shares and warrants to purchase up to 400,000 shares of common stock held in the names of certain irrevocable trusts for which Dr. Berezovsky serves as trustee, but in which he has no beneficial interest. Dr. Berezovsky's address is 9033 Wilshire Boulevard, Suite 501, Beverly Hills, California 90211

         (4) Includes 2,538,449 shares held in the name of Dr. Lang, 800,000 shares owned by Medipace Medical Group, Inc., an affiliate of Dr. Lang, warrants to purchase up to 112,500 shares of common stock, and options to purchase up to 1,372,500 shares of common stock. Does not include options to purchase up to 600,000 shares of common stock, which may vest more than 60 days after April 19, 2006. Dr. Lang's address is 9033 Wilshire Boulevard, Suite 501, Beverly Hills, California 90211

         (5) Includes 1,055,000 shares and options to purchase up to 400,000 shares of common stock. Dr. Spiwak's address is 3628 East Imperial Highway, Suite 201, Lynwood, California 90262.

         (6) Includes 7,395,847 shares of common stock, warrants to purchase up to 1,000,000 shares of common stock, notes convertible into 2,291,667 shares of common stock and options to purchase up to 2,500,000 shares of common stock. Does not include options to purchase up to 150,000 shares of common stock, which may vest more than 60 days after April 19, 2006. Mr. Snukal's address is 8489 West Third Street, Suite 1001, Los Angeles, California 90048.

         (7) Includes 800,000 shares of common stock. The address for Medipace is 9033 Wilshire Boulevard, Suite 501, Beverly Hills, California 90211.

         (8) Includes 25,672,519 shares, warrants to purchase up to 1,800,000 shares of common stock and options to purchase up to 8,972,500 shares of common stock. Does not include options to purchase up to 2,750,000 shares of common stock.


ITEM 12. CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS.

         CONVERTIBLE NOTES TO DR. BEREZOVSKY AND ROBERT SNUKAL. In March, 2006 we issued $1,150,000 principal amount of convertible notes to Dr. Berezovsky and Mr. Snukal, which may be converted at any time up to March 24, 2007, to common stock at a price of $0.48 per share

         PROMISSORY NOTE TO DR. GURA. In 2001 we issued to Dr. Gura a promissory note in the amount of $100,000, which is secured by some of our technology. The note matures on December 18, 2009, and may be canceled in the event that the per share price of our Common Stock equals or exceeds $5.00 per share up to the maturity date of the note.

         CONSULTING CONTRACT WITH DR. BEREZOVSKY. On August 5, 2003 we contracted with Dr. Berezovsky to provide us with certain services relating to formulating our business plan and arranging for outside financing. In consideration for these services, we granted Dr. Berezovsky options to purchase up to 619,556 shares of our common stock.

         SERVICES AGREEMENT WITH SKILLED NURSING GROUP. We provide certain dialysis services to patients at facilities operated by the Skilled Nursing Group, in which Robert Snukal, one of our directors, holds approximately 15% equity interest. We received revenues of approximately $225,000 during the year 2004 and approximately $278,000 in revenue during 2005 for these services.

         PLEDGE OF SHARES BY PRINCIPAL STOCKHOLDER. Dr Gura has pledged 2,000,000 shares of Common Stock as collateral for certain obligations to an unaffiliated third party. As long as such obligations are not in default, Dr. Gura retains the power to vote the shares.

         LOANS TO AND TRANSACTIONS WITH AFFILIATES. In November 2001 the debts owing by Medipace, a company affiliated through common ownership, to us were consolidated into a single promissory note in the principal amount of $218,919, bearing interest at the rate of 8% per annum. Under the note, Medipace is obligated to make monthly interest payments in the amount of $1,480 commencing December 31, 2001 for 24 months, with principal and accrued interest due at maturity on December 31, 2006. Medipace has continued to make monthly payments of from $4,500 to $5,000 and currently owes principal of approximately $63,557 on this obligation.

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

ITEM 13. EXHIBITS

         A.  FINANCIAL STATEMENTS

         Consolidated balance sheets of National Quality Care, Inc. and subsidiary as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, Pohl, McNabola, Berg & Co., LLP:

                                    For the Year Ended December 31,
                                    2005                     2004
                         ------------------------- ------------------------
Audit fees                        $70,000                    $26,500
Audit-related fees                $43,670                     $7,500
Tax fees                               $0                     $5,200
All other fees                         $0                         $0
                         ------------------------- ------------------------
Total fees                       $113,670                    $39,200
                         ------------------------- ------------------------

"Audit Fees" consisted of fees billed for services rendered for the audit of the Company's annual financial statements and audit related fees are for review of the financial statements included in the Company's quarterly reports on Form 10-QSB.

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

      AUDITOR SELECTION FOR FISCAL 2005. PMB has been selected to serve as our independent auditor for the year ended December 31, 2005.

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


                                              NATIONAL QUALITY CARE, INC.

Date:  April 28, 2006                         By:   /s/  ROBERT SNUKAL
                                                 -------------------------------
                                                         ROBERT SNUKAL
                                                 INTERIM CHIEF EXECUTIVE OFFICER
                                                         AND DIRECTOR

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

                SIGNATURE                               CAPACITY IN WHICH SIGNED                      DATE
                ---------                               ------------------------                      ----

   /s/    LEONARDO BEREZOVSKY, M.D.                                                               April 28, 2006
   --------------------------------------          Chairman of the Board of Directors
           LEONARDO BEREZOVSKY M.D.

         /s/    ROBERT SNUKAL                                                                     April 28, 2006
   --------------------------------------          Interim Chief Executive Officer and
                 ROBERT SNUKAL                       Director

          /s/    VICTOR GURA                                                                      April 28, 2006
   --------------------------------------          CFO, Chief Scientific Officer and
                  VICTOR GURA                        Director

       /s/    RONALD LANG, M.D.                                                                   April 28, 2006
   --------------------------------------          Executive Vice-President, Secretary
               RONALD LANG, M.D.                     and Director

          /s/    JOSE SPIWAK                                                                      April 28, 2006
   --------------------------------------          Director
               JOSE SPIWAK, M.D.

                           NATIONAL QUALITY CARE, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

                           NATIONAL QUALITY CARE, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



                                 C O N T E N T S

--------------------------------------------------------------------------------


Report of Independent Registered Public Accounting Firm...................F-1

Consolidated Balance Sheet.............................................F-2 - F-3

Consolidated Statements of Operations.....................................F-4

Consolidated Statements of Stockholders' Deficit..........................F-5

Consolidated Statements of Cash Flows..................................F-6 - F-7

Notes to Consolidated Financial Statements............................F-8 - F-28

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholders'
National Quality Care, Inc.
Beverly Hills, California


We have audited the accompanying consolidated balance sheet of National Quality Care, Inc. ("NQCI") as of December 31, 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Quality Care, Inc. as of December 31, 2005 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the accompanying consolidated financial statements, for the year ended December 31, 2005 the Company experienced a net loss from operations of $1,483,837, and the Company has an accumulated deficit of $8,023,615. The Company has a working capital deficiency of $3,202,980. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 13. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Pohl, McNabola, Berg & Company, LLP
---------------------------------------
Pohl, McNabola, Berg & Company, LLP
San Francisco, California
March 25, 2006

                                  NATIONAL QUALITY CARE, INC.
                                  CONSOLIDATED BALANCE SHEET
                                       DECEMBER 31, 2005


                                                                                      2005
                                                                                  ------------
                                            ASSETS
CURRENT ASSETS

      Cash and cash equivalents                                                   $     35,005
      Accounts receivable, net of allowance for doubtful accounts of $142,000          728,322
      Supplies inventory                                                                50,007
      Prepaid expenses and other assets                                                 27,940
                                                                                  ------------

         TOTAL CURRENT ASSETS                                                          841,274
                                                                                  ------------

PROPERTY AND EQUIPMENT, net                                                            391,209
                                                                                  ------------

OTHER ASSETS
   Guarantee fee, net of accumulated amortization of $24,197                            66,535
   Technology rights, net of accumulated amortization of $19,845                        80,155
                                                                                  ------------

         TOTAL OTHER ASSETS, net                                                       146,690
                                                                                  ------------


           TOTAL ASSETS                                                           $  1,379,173
                                                                                  ============


                                          (continued)


   The accompanying notes are an integral part of these consolidated financial statements.




                                  NATIONAL QUALITY CARE, INC.
                            CONSOLIDATED BALANCE SHEET (CONTINUED)
                                       DECEMBER 31, 2005


                                                                                      2005
                                                                                  -----------
                             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                             $ 1,448,333
     Accrued expenses                                                                 972,704
     Due to stockholders                                                              105,966
     Current portion of long-term debt                                                150,004
     Derivative liability                                                           1,367,247
                                                                                  -----------

        TOTAL CURRENT LIABILITIES                                                   4,044,254

LONG-TERM DEBT                                                                        774,725
                                                                                  -----------

           TOTAL LIABILITIES                                                        4,818,979
                                                                                  -----------


STOCKHOLDERS' DEFICIT
     Preferred stock, $.01 par value; 5,000,000 shares authorized;
        no shares issued and outstanding                                                   --
     Common stock, $.01 par value; 50,000,000 shares authorized;
        37,909,072 issued and outstanding                                             379,091
     Additional paid-in capital                                                     4,268,275
     Receivables from stockholders, net                                               (63,557)
     Accumulated deficit                                                           (8,023,615)
                                                                                  -----------

           TOTAL STOCKHOLDERS' DEFICIT                                             (3,439,806)
                                                                                  -----------


           TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $ 1,379,173
                                                                                  ===========


   The accompanying notes are an integral part of these consolidated financial statements.




                                  NATIONAL QUALITY CARE, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                 2005                2004
                                                             ------------        ------------

MEDICAL SERVICES REVENUE                                     $  4,136,975        $  4,001,232
                                                             ------------        ------------


OPERATING EXPENSES
     Cost of medical services                                   2,923,806           2,977,683
     Selling, general and administrative                        1,327,440           1,494,074
     Research and development                                   1,309,072           1,065,324
     Depreciation and amortization                                 60,494              62,281
                                                             ------------        ------------

        TOTAL OPERATING EXPENSES                                5,620,812           5,599,362
                                                             ------------        ------------

            LOSS FROM OPERATIONS                               (1,483,837)         (1,598,130)
                                                             ------------        ------------

OTHER INCOME (EXPENSE)
     Interest expense                                            (103,979)            (52,236)
     Interest income                                               17,923              17,757
     Loss from change in derivative liability                    (785,999)                 --
     Litigation settlement                                             --             (20,000)
     Loan fee                                                          --             (10,120)
     Other income (expense)                                        11,367              (5,989)
                                                             ------------        ------------

        TOTAL OTHER EXPENSE                                      (860,688)            (70,588)
                                                             ------------        ------------

           LOSS BEFORE TAXES ON INCOME                         (2,344,525)         (1,668,718)
                                                             ------------        ------------

TAXES ON INCOME                                                        --                  --
                                                             ------------        ------------

           NET LOSS                                          $ (2,344,525)       $ (1,668,718)
                                                             ============        ============



BASIC AND DILUTED LOSS PER SHARE                             $      (0.06)       $      (0.05)
                                                             ------------        ------------


WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING BASIC AND DILUTED                          37,479,897          31,208,219
                                                             ============        ============


   The accompanying notes are an integral part of these consolidated financial statements.




                                                     NATIONAL QUALITY CARE, INC.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICT
                                           FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                 Common Stock            Additional      Receivable                        Total
                                          --------------------------      Paid-in           From        Accumulated    Stockholders
                                             Shares        Amount         Capital       Stockholders      Deficit         Deficit
                                          -----------    -----------    -----------     -----------     -----------     -----------

Balance at December 31, 2003               25,270,338    $   252,703    $ 2,741,414     $  (120,937)    $(4,010,372)    $(1,137,192)


     Sale of common stock                   9,805,340         98,054        729,713              --              --         827,767

     Stock issued for debt guarantee        1,814,644         18,146         72,586              --              --          90,732
     Payments from stockholders                    --             --             --          30,640              --          30,640
     Fair value of warrants granted                --             --        692,500              --              --         692,500
     Vested value of options granted               --             --         86,000              --              --          86,000

     Net loss                                      --             --             --              --      (1,668,718)     (1,668,718)
                                          -----------    -----------    -----------     -----------     -----------     -----------

Balance at December 31, 2004               36,890,322    $   368,903    $ 4,322,213     $   (90,297)    $(5,679,090)    $(1,078,271)

     Sale of common stock                     968,750          9,688        571,560              --              --         581,248
     Offering costs                                --             --        (48,750)             --              --         (48,750)
     Reclassification of derivative
     liability                                     --             --       (581,248)             --              --        (581,248)
     Payments from stockholders                    --             --             --          26,740              --          26,740
     Stock issued for exercise of
     options                                   50,000            500          4,500              --              --           5,000
     Net loss                                      --             --             --              --      (2,344,525)     (2,344,525)
                                          -----------    -----------    -----------     -----------     -----------     -----------

Balance at December 31, 2005               37,909,072    $   379,091    $ 4,268,275     $   (63,557)    $(8,023,615)    $(3,439,806)
                                          ===========    ===========    ===========     ===========     ===========     ===========


                      The accompanying notes are an integral part of these consolidated financial statements.




                                     NATIONAL QUALITY CARE, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                            2005             2004
                                                                        -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $(2,344,525)     $(1,668,718)
        Adjustments to reconcile net loss to net cash
            used in operating activities:
             Depreciation and amortization                                   60,494           62,281
             Amortization of guarantee fee                                   18,148            6,049
             Amortization of technology rights                               19,845               --
             Provision for doubtful accounts                                 17,750            9,516
             Expense recognized on options granted/vested                        --           86,000
             Expense recognized on warrants granted/vested                       --          692,500
             Loss from change in derivative liability                       785,999               --
             Changes in assets and liabilities
               Accounts receivable                                         (170,382)          77,600
               Supplies inventory                                           (12,288)           5,626
               Prepaid expenses and other assets                             42,134          (57,142)
               Accounts payable and accrued expenses                      1,232,835          267,426
                                                                        -----------      -----------

                Net cash used in operating activities                      (349,990)        (518,862)
                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments on notes receivable from stockholders                          26,740           30,640
     Property and equipment purchased                                      (299,317)              --
     Net advances from stockholders                                         105,966               --
                                                                        -----------      -----------

                Net cash (used in) provided by investing activities        (166,611)          30,640
                                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock, net                                          532,498          827,767
     Exercise of stock options                                                5,000               --
     Repayment of long-term borrowings                                     (143,599)        (185,853)
                                                                        -----------      -----------

                Net cash provided by financing activities                   393,899          641,914
                                                                        -----------      -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    (122,702)         153,692

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                               157,707            4,015
                                                                        -----------      -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                                 $    35,005      $   157,707
                                                                        ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash Paid during the year for:
         Taxes                                                          $        --      $        --
                                                                        ===========      ===========
         Interest                                                       $    57,831      $    49,761
                                                                        ===========      ===========


       The accompanying notes are an integral part of these consolidated financial statements.




                                NATIONAL QUALITY CARE, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         In 2004, the Company recognized an expense of $778,500 for the fair value of options and warrants granted.

         In 2004, the Company issued stock for debt guarantee valued at $90,732.

         In 2005, the Company reclassified $581,248 of additional paid-in capital as a derivative liability.


 The accompanying notes are an integral part of these consolidated financial statements.

                                           F-7

                           NATIONAL QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


1.       ORGANIZATION
         ------------

         Nature of business
         ------------------

         National Quality Care, Inc., ("the Company" or "NQCI"), through its subsidiary, Los Angeles Community Dialysis, Inc.-, the dialysis clinic located in Los Angeles, California, provides dialysis services for patients suffering from chronic kidney failure and for patients suffering acute kidney failure through a visiting nursing program contracted to several Los Angeles County hospitals.

         Payments for services are provided primarily by third-party payors including Medicare, Medi-Cal, commercial insurance companies, and by the contracted hospitals. The Company is also developing a wearable artificial kidney.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Principles of consolidation
         ---------------------------

         The consolidated financial statements include the accounts of National Quality Care, Inc. and its wholly owned subsidiary, Los Angeles Community Dialysis, Inc. All material intercompany accounts, transactions and profits have been eliminated in consolidation. The financial statements and notes are representations of the management and the Board of Directors, who are responsible for their integrity and objectivity.

         Cash and cash equivalents
         -------------------------

         The Company considers all highly liquid investments purchased with a maturity of three months or less when acquired to be cash equivalents

         Property and equipment
         ----------------------

         Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives, which range from 5 to 10 years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the consolidated statements of operations, if and when incurred. Leasehold improvements are amortized over the shorter of the life of the applicable lease or the life of the asset.

         Accounts receivable and allowances
         ----------------------------------

         Accounts receivable are reported at the patient's outstanding balances less any allowance for doubtful accounts. The Company's billing system generates contractual adjustments between the Company's fee structure and the fee structure of third-party payors for each patient encounter. Interest is not accrued on overdue accounts receivable. Payments for services are provided primarily by third-party payors, rather than the patient receiving the dialysis services, including Medicare, Medi-Cal, commercial insurance companies and contracted hospitals for inpatient dialysis services. Payments for services not covered by third-party payors are provided by private funds of the patient, referred to as co-payments. Billed amounts are generally due within 45 days. Management assesses the financial strength of its patients and their third-party payors at least quarterly and, based upon factors surrounding their credit risk, contractual arrangements, and history of past write-offs and collections, establishes an allowance for uncollectible accounts. Management continuously monitors accounts receivable balances and maintains contact with third party payors and patients, particularly those with past due balances. Allowances are established for past due balances when considered necessary after evaluating the information obtained by management through its continuous monitoring. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired.

                                                                     (Continued)

                           NATIONAL QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         Derivative liabilities
         ----------------------

         The Company has issued common stock with detachable warrants under a private placement offering and accounts for such securities in accordance with Emerging Issues Task Force ("EITF") Issue Nos. 00-19 and 05-04, and Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended ("SFAS 133"). In 2005, certain common stock and warrants sold by the Company granted the holder's mandatory registration rights which was contained in the terms governing the private placement offering. The mandatory rights provision results in share settlement not being controlled by the Company, accordingly they qualify as derivative instruments in accordance with EITF 00-19. At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity.

         Revenue recognition
         -------------------

         The Company complies with the provisions of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", as amended by SAB No. 104, and recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred;
         (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably assured.

         Medical service revenue is recognized in the period in which the service is performed. The amount of revenue recognized is based on approved fee schedules of third-party payors of the patient receiving dialysis services, including Medicare, Medi-Cal, commercial insurance companies and contracted hospitals for inpatient dialysis services.

         Income taxes
         ------------

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

         Concentration of credit risk
         ----------------------------

         Financial instruments that potentially subject the Company to significant concentrations of credit risk are primarily cash equivalents and accounts receivable. The Company has placed its cash and cash equivalents with one major financial institution. At times, the cash and cash equivalents in the financial institution are temporarily in excess of the amount insured by the Federal Deposit Insurance Corporation (FDIC). Management assesses the financial strength of its patients and their third-party payors at least quarterly. Exposure to losses on receivables is principally dependent on the patient's third-party payor's financial condition. Management monitors its exposure to credit losses and maintains allowances for anticipated losses.

                                                                     (Continued)

                           NATIONAL QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         Concentration of credit risk (Continued)
         ----------------------------------------

         The Medicare and Medi-Cal programs, which are the largest third-party payors for services rendered by the Company, combine to account for approximately 81% and 68% of the Company's net revenues for the years ended December 31, 2005 and 2004, respectively. The Company is a party to nonexclusive agreements with certain third-party payors and termination of such third-party agreements could have an adverse effect on the Company.

         Research and development, and advertising
         -----------------------------------------

         Research and development, and advertising costs are charged to expense as incurred.

         Advertising
         -----------

         Advertising expense for the years ended December 31, 2005 and 2004 amounted to approximately $5,900 and $1,700, respectively.

         Impairment of long-lived assets and long-lived assets to be disposed of
         -----------------------------------------------------------------------

         The Company accounts for the impairment of long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." SFAS No. 144 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to SFAS No. 144, the Company periodically evaluates, at least annually, whether facts or circumstances indicate that the carrying value of its long-lived assets to be held and used, including intangible assets, may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated discounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

         Use of estimates
         ----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company evaluates its estimates on an on-going basis, including those related to provisions for doubtful accounts, third-party contractual adjustments, valuation of derivative instruments, valuation of warrants and options, analysis of deferred taxes and provision for income taxes, contingencies and litigation.

         Stock based compensation
         ------------------------

         SFAS No. 123, "Accounting for Stock-Based Compensation," establishes the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of the stock as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to

                                                                     (Continued)

                           NATIONAL QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         Stock based compensation (Continued)
         ------------------------------------

         continue using the intrinsic value accounting method specified in Accounting Principles Bulletin Opinion No. 25, or APB Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees. The Company has elected to use the intrinsic value based method and to disclose the pro forma effect of using the fair value based method to account for its stock-based compensation. As a result of the recent adoption by the Financial Accounting Standards Board of SFAS No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R), the Company will be required, beginning in the quarter ending March 31, 2006, to apply the fair value method as prescribed in SFAS No. 123(R). See "Recent Accounting Pronouncements" below.

         The Company has adopted the disclosure only provisions of SFAS No. 148, which is an amendment to SFAS No. 123. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and generally does not recognize compensation expense for its stock-based compensation plans, as all options granted under those plans are intended to have an exercise price equal to or greater than the market value of the underlying common stock at the date of grant.

         If the Company had elected to recognize compensation expense based upon the fair value of the share price (determined by the approximate market price at the time of grant) at the grant date for stock option awards consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be adjusted to the pro forma amounts indicated below:

                                                                2005             2004
                                                            -----------      -----------
               Net loss as reported                         $(2,344,525)     $(1,668,718)
               Deduct: Total stock-based employee
               compensation, net of tax related effects          (6,250)         (99,000)
                                                            -----------      -----------
         Pro forma net loss                                 $(2,350,775)     $(1,767,718)
                                                            ===========      ===========

         Basic and diluted loss per share:
               As reported                                  $     (0.06)     $     (0.05)
                                                            ===========      ===========
               Pro Forma                                    $     (0.06)     $     (0.06)
                                                            ===========      ===========

         For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

                                                                      2004
                                                                 ---------------
                  Dividend yield                                           0.00%
                  Expected volatility                               520% to 774%
                  Risk-free interest rate                         3.90% to 4.15%
                  Expected lives (in years)                               3 to 7

         The fair value of each option awarded to consultants is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions as noted above. Expected volatilities are based on historical volatility of the Company's stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

                                                                     (Continued)

                           NATIONAL QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         Stock based compensation (Continued)
         ------------------------------------

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         Reclassifications
         -----------------

         Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentations. These reclassifications had no effect on previously reported results of operations or retained earnings.

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

         Earnings (loss) per share
         -------------------------

         The Company utilizes SFAS No. 128, "Earnings per Share." Basic earnings
         (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. For the years ended December 31, 2005 and December 31, 2004, 13,406,095 and 13,781,720 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

         Guarantee fee
         -------------

         In August 2004, the Company reached an agreement whereby its Chief Executive Officer personally guaranteed notes payable to two vendors amounting to approximately $907,000. In exchange for the guaranty, the Company issued 1,814,644 shares of common stock to the Chief Executive Officer. The fair value of the Company's stock on August 7, 2004, the date the stock was issued, was $0.05 per share. The fair value of the stock issued for this guarantee amounted to $90,732 and has been capitalized as a guarantee fee. The fee is being amortized to interest expense as the related note payable to the vendor is paid down. As of December 31, 2005 and 2004 the guaranteed notes payable amounted to approximately $611,000 and $678,000, respectively.

                                                                     (Continued)

                           NATIONAL QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         Technology rights
         -----------------

         Purchased technology rights for a wearable artificial kidney are being amortized over an estimated useful life of approximately 20 years. Amortization is included in research and development expense.
         (See Note 4)

         Recent accounting pronouncements
         --------------------------------

         In December 2004, the Financial Accounting Standards Board, also known as the FASB, issued a revision to SFAS 123 "Share-Based Payment," also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R, together with guidance included in Staff Accounting Bulletin No. 107 issued by the SEC on March 29, 2005, also known as SAB 107, eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R applies to awards that are granted, modified, or settled in periods beginning after its applicable effective date. In April 2005, the SEC issued a release amending the effective date of SFAS 123R for each registrant to the start of the registrant's first fiscal year beginning after June 15, 2005. SFAS 123R allows for three alternative transition methods. The Company intends to adopt the prospective application method. The Company currently intends to adopt SFAS 123R and SAB 107 in the first quarter of fiscal 2006. The adoption of SFAS 123R will cause the Company to record a non-cash accounting charge as an expense each quarter in an amount approximating the fair value of such share-based compensation meeting the criteria outlined in the provisions of SFAS 123R. As of December 31, 2005, the Company had 2,600,000 stock options outstanding issued to employees which had not yet become vested. The amount of such charge has not been determined.

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

         In May 2005, the FASB issued Statement of Financial Accounting Standard
         (SFAS) No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of

                                                                     (Continued)

                           NATIONAL QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         Recent accounting pronouncements (Continued)
         --------------------------------------------

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

         In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

         In June 2005, the EITF reached consensus on Issue No. 05-6, determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

         In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-02, "The Meaning of `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The Company does not have any convertible debt securities.

         In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-07, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues." EITF 05-7 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company does not expect there to be a material impact from the adoption of EITF 05-07 on our consolidated financial position, results of operations, or cash flows.

                                                                     (Continued)

                           NATIONAL QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         Recent accounting pronouncements (Continued)
         --------------------------------------------

         In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-08, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature." EITF 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company does not expect there to be a material impact from the adoption of EITF 05-08 on our consolidated financial position, results of operations, or cash flows.


3.       PROPERTY AND EQUIPMENT
         ----------------------

         As of December 31, 2005 property and equipment consisted of the following:

                                                                        2005
                                                                    -----------
                  Automobile                                        $    11,215
                  Medical equipment                                     980,177
                  Office equipment, furniture and fixtures               89,756
                  Leasehold improvements                                158,372
                                                                    -----------
                                                                      1,239,520
                  Less accumulated depreciation and amortization       (848,311)
                                                                    -----------
                                                                    $   391,209
                                                                    ===========

4.       INTANGIBLE ASSETS
         -----------------

         Components of the Company's identifiable amortizable intangible assets at December 31, 2005 are as follows:

                                  Gross Carrying   Accumulated     Net Carrying
                                      Amount       Amortization       Amount
                                   ------------    ------------    ------------

             Guarantee fee         $     90,732    $     24,197    $     66,535
             Technology rights          100,000          19,845          80,155
                                   ------------    ------------    ------------
             Total                 $    190,732    $     44,042    $    146,690
                                   ============    ============    ============

         Amortization expense of intangible assets for the years ended December 31, 2005 and 2004 amounted to $37,993 and $6,049, respectively. Amortization expense of intangible assets for the next five succeeding years is approximately $21,500 (2006); $21,500 (2007); $21,500 (2008);
         $13,800 (2009); and $11,200 (2010).

                                                                     (Continued)

                           NATIONAL QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


5.       LONG-TERM DEBT
         --------------

         As of December 31, 2005 long-term debt consisted of the following:

                                                                                    2005
                                                                               --------------
         Settlement payable, due in monthly installments of $7,000
         based on Judgment from US District Court, Central District of
         California dated May 12, 2004 to settle a lawsuit from a
         creditor on two outstanding promissory notes.                         $     289,488

         Settlement payable, due in monthly installments of $4,000
         based on Judgment from Superior Court, County of Los Angeles
         dated March 24, 2004 to settle a lawsuit from a creditor.                   321,673

         Settlement payable, due in monthly installments of $1,000 per
         month to a vendor.                                                          213,568

         Note payable to related party, interest at 7% per annum and principal due December 18, 2009,collateralized by technology rights. The note may be canceled in the event that the
         per-share price of the Company's common stock equals or
         exceeds $5.00 per share at any time through the maturity date
         of the note.                                                                 100,000
                                                                               --------------
                                                                                      924,729
         Less current portion                                                        (150,004)
                                                                               --------------
         Long-term debt                                                        $      774,725
                                                                               ==============

         Annual payments under long-term obligations, for future years ending December 31, are as follows:

                  2006                                $      199,000
                  2007                                       204,000
                  2008                                       226,500
                  2009                                       230,500
                  2010                                        96,000
                  Thereafter                                 194,855
                                                      --------------
                                                           1,150,855
                  Amount representing interest              (226,126)
                                                      --------------
                                                      $      924,729
                                                      ==============


6.       INCOME TAXES
         ------------

         Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." There is no significant income tax expense for 2005 and 2004 due to losses incurred by the Company. Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and tax reporting purposes. At December 31, 2005 the Company's deferred tax assets are comprised of the following items:

                                                                     (Continued)

                           NATIONAL QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


6.       INCOME TAXES (CONTINUED)
         ------------------------

                                                                   2005
                                                             ---------------
                  Deferred tax assets (liabilities)
                        Net operating loss carryforwards     $     4,102,000
                        Note receivable reserve                      288,000
                        Allowance for doubtful accounts               53,000
                        Other                                         (3,000)
                                                             ---------------

                                                                   4,440,000
                        Less valuation allowance                  (4,440,000)
                                                             ---------------

                  Net deferred tax assets                    $            --
                                                             ===============

         In assessing the realizability of the deferred tax asset, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on the Company's analysis in 2005, management concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, the Company has established a full reserve against this asset.

         A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total for income taxes at December 31, 2005 and 2004 follows:

                                                                        Percent of                         Percent of
                                                                         Pre-tax                             Pre-tax
                                                        2005             Income              2004            Income
                                                    ------------      -------------      ------------      ----------
         Expected tax at 34%                        $   (797,000)       (34.0)   %       $   (621,000)       (34.0) %
         State income tax, net of federal tax           (144,000)        (6.14)  %           (104,000)        (5.8) %
         Change in valuation allowance                   499,000         21.0    %            707,000         37.4  %
         Non deductible expenses and other,              442,000         19.1    %             18,000          2.4  %
                                                    ------------      -------------      ------------      ----------
                                                    $          -          0.0    %       $          -          0.0 %
                                                    ============      =============      ============      ==========

         At December 31, 2005, the Company had net operating loss carryforwards of approximately $11,182,000 for federal tax purposes, expiring through 2025. The federal net operating loss carryforwards include $3,700,000, which are limited by IRC Section 1502; however, the annual effects of such limitations have not been determined. In addition, the Company had net operating loss carryforwards of approximately $4,890,000 for state tax purposes, which begin to expire in 2015.

                                                                     (Continued)

                           NATIONAL QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


7.       STOCKHOLDERS' DEFICT
         --------------------

         Common stock - 2004 activity
         ----------------------------

         In 2004, the Company sold 9,805,340 shares of its common stock at prices between $0.05 and $0.20 per share. Cash proceeds from the sale of $827,767 were used for working capital purposes. The Chief Executive Officer and members of the Board of Directors purchased 9,105,304 shares of this common stock.

         In August 2004, the Company reached an agreement whereby its Chief Executive Officer personally guaranteed notes payable to two vendors amounting to approximately $907,000. In exchange for the guaranty, the Company issued 1,814,644 shares of common stock to the Chief Executive Officer. The fair value of the Company's stock on August 7, 2004, the date the stock was issued, was $0.05 per share. The fair value of the stock issued for this guarantee amounted to $90,732 and has been capitalized as a guarantee fee. The fee is being amortized to interest expense as the related note payable to the vendor is paid down. Amortization expense recorded in during 2005 and 2004 amounted to $18,148 and $6,049, respectively. As of December 31, 2005 and 2004 the guaranteed notes payable amounted to approximately $611,000 and $678,000, respectively.

         Common stock - 2005 activity
         ----------------------------

         In April 2005, the Company began conducting a private placement of 134 units of its securities. Each Unit consists of: (i) 50,000 shares of the Company's Common Stock ("the Shares") at a purchase price of $0.75 per Share and (ii) 25,000 Class A Common Stock Purchase Warrants ("the Warrants"). Each Warrant entitles the holder to purchase one Share at an exercise price of $1.25 per Share from the date of purchase through March 31, 2007. The number of Shares and Warrants which make up each Unit will increase if, on August 31, 2005, the closing price, or the Adjusted Closing Price of the Company's Common Stock on the market on which the Company's Common Stock normally trades is less than $0.75 per share. Upon occurrence of such event, the Company will issue an additional number of Shares per Unit so that, when added to the original 50,000 Shares, the new total, when multiplied by the Adjusted Closing Price, will equal $37,500 per Unit, provided, however, that the Adjusted Closing Price will in no event be lower than $0.50 per Share. At the same time, an additional number of Warrants equal to fifty percent of the additional number of Shares will be issued. No value will be assigned to the Warrants. Under certain circumstances, the Company will file a registration statement with the Commission in respect of the Shares and the shares underlying the Warrants, or Warrant Shares. As of December 31, 2005, the Company sold 15.5 Units totaling 968,750 shares for proceeds of $532,498 net of offering costs of $48,750.

         The common stock with detachable warrants sold under the private placement offering is accounted for in accordance with Emerging Issues Task Force ("EITF") Issue Nos. 00-19 and 05-04, and Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended ("SFAS 133"). Due to the holder's mandatory registration rights provision contained in the terms governing the private placement offering, the Company concluded that share settlement is not controlled by the Company, accordingly they qualify as derivative instruments in accordance with EITF 00-19. At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity.

                                                                     (Continued)

                           NATIONAL QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


7.       STOCKHOLDERS' DEFICT (CONTINUED)
         --------------------------------

         Common stock - 2005 activity (Continued)
         ----------------------------------------

         As of December 31, 2005, the estimated fair value of the Company's derivative liability was $1,378,689. This estimate includes the fair value of three elements; common stock, detachable warrants, and share settlement. The estimated fair value of the common stock was determined to be an amount equal to the proceeds from their sale, or $581,248. The estimated fair value of the warrants upon issuance of $266,406 was determined using the Black-Scholes option-pricing model with stock prices on the respective dates of grant, an exercise price of $1.25 per share, a term from the date of grant through March 31, 2007, and a volatility factor relative to the date of issuance. The model uses several assumptions including historical stock price volatility, risk-free interest rate, remaining time till maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the warrants at December 31, 2005, the Company used the closing price of $0.62 per share, an exercise price of $1.25 per share, a remaining term of 1.25 years, and a volatility of 362%. The estimated fair value of the warrants increased from the time of grant to December 31, 2005 resulting in the recognition of a loss from the change in this derivative liability of $16,227. The estimated fair value of share settlement is determined by applying the Black-Scholes option-pricing model using average factors to the quantity of shares in excess of those authorized needed in order to settle all outstanding contracts. At December 31, 2005, the estimated fair value of share settlement amounted to $514,808 on 830,792 shares in excess of those needed in order to settle all outstanding contracts. In valuing the excess shares at December 31, 2005, the Company used the closing price of $0.62 per share, an average exercise price of $0.62 per share, an average remaining term of 3.6 years, and a volatility of 362%.

         The recorded value of the derivative liability can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

         Note Receivable
         ---------------

         As of December 31, 2005, the Company was owed $63,557 from an entity controlled by an officer/shareholder of the Company. This note receivable is presented in the accompanying balance sheet as an offset to shareholders' equity. Interest earned on this note receivable amounted to $17,757 for each of the years ended December 31, 2005 and 2004, respectivly.

         Stock options activity
         ----------------------

         Pursuant to SFAS 123, if an award is for past services, as indicated when the options are immediately exercisable by the holders, compensation cost is fully expensed at the date of grant, which is the measurement date. The options granted during 2004 had a performance condition stipulated in the option agreement, and the options will not be exercisable until the condition is met. The options granted had counter-party performance conditions, thus at the measurement date, the equity instruments are valued at the lowest of the defined alternative amounts. The value of the options under the success outcome was $110,666 at that date, and the value of the failure outcome was zero. Accordingly, we will recognize the additional cost when the performance outcome is known or determinable by us. Pursuant to SFAS 123, when a counter party performance condition exist, then interim measurements should be based on the lowest of the alternative values as of each date, with subsequent changes in this same measure assigned to later periods. As of December 31, 2005, the parties have not met the performance conditions for vesting of the options.

                                                                     (Continued)

                           NATIONAL QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


7.       STOCKHOLDERS' DEFICIT (CONTINUED)
         ---------------------------------

         Stock options activity (continued)
         ----------------------------------

         On July 7, 2004 and December 31, 2004, the Company's Board of Directors approved the grant of stock options to independent consultants to purchase 500,000 and 250,000 shares of its common stock, respectively. These options have an exercise price of $0.07 per share, expire five years after becoming exercisable, and vest over the following milestones: (i) 20% upon completion of the design and draft of the wearable artificial kidney, (ii) 20% upon completion of the construction of a working prototype, (iii) 20% upon completion of animal studies, (iv) 20% upon completion of human studies, and (v) 20% upon first commercial sale of the device in the market. As of December 31, 2005 and 2004, 450,000 of these option shares were vested. The Company has recorded $70,000 in compensation expense in 2004. These options were not issued as part of any of the Company's registered Stock Option Plans.

         On August 7, 2004 the Company's Board of Directors approved the grant of stock options to independent consultants to purchase an aggregate of 500,000 shares of its common stock. These options have an exercise price of $0.05 per share and expire five years after becoming exercisable. Of these options, 100,000 vested immediately, and 400,000 vest upon obtaining government funding. As of December 31, 2005 and 2004, 100,000 of these option shares were vested. As a result, the Company has recorded $6,000 in compensation expense in 2004. These options were not issued as part of any of the Company's registered Stock Option Plans.

         On December 31, 2004, the Company's Board of Directors approved the grant of stock options to independent consultants to purchase an aggregate of 250,000 shares of its common stock. These options have an exercise price of $0.20 per share and expire five years after becoming exercisable. Of these options, 50,000 vested immediately, and 200,000 vest upon obtaining government funding. As of December 31, 2005 and 2004, 50,000 of these option shares were vested. As a result, the Company has recorded $10,000 in compensation expense in 2004. These options were not issued as part of any of the Company's registered Stock Option Plans.

         During 2004, the Company recognized $86,000 in expense related to the issuance of the options which were vested as of December 31, 2004. As of December 31, 2005, the parties have not met the performance conditions for vesting of the options. The Company did not grant stock options during the year ended December 31, 2005.

         The Company has granted options to acquire common stock under three plans and various other grants made directly to certain parties for incentive compensation and as compensation for services rendered. As of December 31, 2005 and 2004, 10,671,720 and 11,531,720 shares of stock have been authorized for issuance under these arrangements and all instruments authorized have been issued. The vesting requirements and the terms of the options vary widely based on the specific plan or grant. Stock options granted to date expire between 2 and 6 years after the original date of grant.

                                                                     (Continued)

                           NATIONAL QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


7.       STOCKHOLDERS' DEFICIT (CONTINUED)
         ---------------------------------

         Stock options activity (continued)
         ----------------------------------

         A summary of the Company's stock option activity and related information is as follows:

                                                        2005                                    2004
                                         -----------------------------------     --------------------------------
                                                               Wt Average                            Wt Average
                                             Options         Exercise Price         Options        Exercise Price
                                         --------------      --------------      ------------      --------------
Outstanding - beginning of year              11,531,720      $         0.93        10,031,720      $         1.05
Granted                                               -      $            -         1,500,000      $         0.09
Exercised                                      (50,000)      $         0.10                 -      $            -
Forfeited                                     (810,000)      $         2.20                 -      $            -
                                         --------------      --------------      ------------      --------------
Outstanding - end of year                    10,671,720      $         0.84        11,531,720      $         0.93
                                         ==============      ==============      ============      ==============

         The following table summarizes the number of option shares, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding options and total exercisable options as of December 31, 2005:

                                           Total Outstanding                         Total Exercisable
                               ----------------------------------------       -----------------------------
                                   # of          Wt Average                        # of        Wt Average
Price Range                       Shares       Exercise Price     Life          Shares       Exercise Price
------------------------------ ------------    --------------    ------       -----------    --------------
$0.05 - $0.99                     3,771,720    $        0.09      4.26          2,771,720    $         0.09
$1.00 - $3.50                     6,900,000    $        1.24      0.95          4,300,000    $         1.24
                               ------------    --------------    ------       -----------    --------------
                                 10,671,720    $        0.84      2.12          7,071,720    $         0.79
                               ============    ==============    ======       ===========    ==============

         Stock warrant activity
         ----------------------

         On November 15, 2004, the Company issued 2,000,000 warrants to certain directors. These warrants have an exercise price of $0.20 per share, vest immediately upon issuance and expire seven years after becoming exercisable. During 2004, the Company recorded the estimated fair value of these warrants of $600,000.

         On November 30, 2004, the Company issued 250,000 warrants to a director. These warrants have an exercise price of $0.20 per share, vest immediately upon issuance and expire seven years after becoming exercisable. During 2004, the Company recorded the estimated fair value of these warrants of $92,500.

         During 2005, the Company issued 484,375 warrants to stockholders under the private placement described above in Note 7 under the caption "Common stock - 2005 activity". These warrants have an exercise price of $1.25 per share, vest immediately upon issuance and expire March 31, 2007.

                                                                     (Continued)

                           NATIONAL QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


7.       STOCKHOLDERS' DEFICIT (CONTINUED)
         ---------------------------------

         Stock warrants activity (continued)
         -----------------------------------

         A summary of the Company's warrant activity and related information is as follows:

                                                       2005                               2004
                                          -------------------------------     ------------------------------
                                                             Wt Average                           Wt Average
                                             Warrant       Exercise Price        Warrant      Exercise Price
                                          -------------    --------------     ------------    --------------
Outstanding - beginning of year               2,250,000    $         0.20                -    $            -
Granted                                         484,375    $         1.25        2,250,000    $         0.20
Exercised                                             -    $            -                -    $            -
Forfeited                                             -    $            -                -    $            -
                                          -------------    --------------     ------------    --------------
Outstanding - end of year                     2,734,375    $         0.39        2,250,000    $         0.20
                                          =============    ==============     ============    ==============

         The following table summarizes the number of warrants, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding warrants and total exercisable warrants as of December 31, 2005:

                                            Total Outstanding                        Total Exercisable
                               ----------------------------------------       ------------------------------
                                   # of          Wt Average                       # of          Wt Average
Price Range                       Shares       Exercise Price     Life           Shares       Exercise Price
------------------------------ ------------    --------------    ------       ------------    --------------
$0.20 - $0.99                     2,250,000    $         0.20     5.88           2,250,000    $         0.20
$1.00 - $1.25                       484,375    $         1.25     1.25             484,375    $         1.25
                               ------------    --------------    ------       ------------    --------------
                                  2,734,375    $         0.39     5.06           2,734,375    $         0.39
                               ============    ==============    ======       ============    ==============

8.       RELATED PARTY TRANSACTIONS
         --------------------------

         Office space
         ------------

         The Company leases its corporate administrative offices on a month-to-month basis from Medipace Medical Group, Inc., a company in which the Company's chief executive officer is a majority shareholder. Total rent paid by the Company for each of the years ended December 31, 2005 and 2004 amounted to $16,800.

         Technology Purchase Agreement
         -----------------------------

         In December 2001, the Company entered into an agreement for the purchase of certain technology from its president, Victor Gura, M.D. The $100,000 purchase price was paid by a promissory note (See Note 2, Technology Rights, and Note 5). In connection with this agreement, Dr. Gura assigned his rights to two pending United States Patents Applications relating to a Wearable Peritoneal Dialysis System and a Wearable Renal Replacement Therapy Device. The Company issued to Dr. Gura options to purchase up to 5,000,000 shares of Common Stock, with an exercise price of $1.25 per share. Of the 5,000,000 options, 3,000,000 options have vested with the achievement of certain prospective milestones with respect to the development of a marketable product relating to the technology. The remaining options will vest upon the achievement of further milestones. In addition, the Company granted options to purchase up to 1,500,000 shares of Common Stock, with an exercise price of $1.25 per share, to employee Ronald P. Lang for his contributions to the development of the technology. Of the 1,500,000 options, 900,000 options have vested with the achievement of certain prospective milestones with respect to the development of a marketable product relating to the technology. The remaining options will vest upon the achievement of further milestones.

                                                                     (Continued)

                           NATIONAL QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


8.       RELATED PARTY TRANSACTIONS (CONTINUED)
         --------------------------------------

         Laboratory services
         -------------------

         The Company obtains laboratory services from an entity controlled by an officer/shareholder of the Company. Laboratory service fees charged by the entity for the year ended December 31, 2005 amounted to $74,169. Of this amount $18,000 is included in research and development expense, and $56,169 is included in cost of medical services. Laboratory service fees charged by the entity for the year ended December 31, 2004 amounted to $51,874 included in cost of medical services.

         Dialysis services
         -----------------

         The Company provides dialysis services to patients at facilities operated by an entity owned approximately 15% by an officer/shareholder of the Company. Fees for dialysis services charged to the entity during the years ended December 31, 2005 and 2004 amounted to approximately $278,000 and $288,000, respectively.

         Due to stockholders
         -------------------

         As of December 31, 2005, the Company owed $105,966 to two of its stockholders which are due on demand. No interest was charged on these advances for the year ended December 31, 2005. Interest expense for the year ended December 31, 2005, and accrued expenses at December 31, 2005 include $28,000 of interest charged on the related party note payable.


9.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

         Operating Leases
         ----------------

         The Company leases various operating facilities and certain medical equipment under operating leases expiring through 2007. Certain leases contain renewal options and escalation clauses based primarily on the prevailing consumer price index. In addition to specified rent, the property leases provide for the payment of certain building operating expenses over base year amounts. Minimum annual payments under non-cancelable operating leases for future years ending December 31 approximately are:

                           2006             $     183,000
                           2007                    76,000
                                            -------------

                                            $     259,000
                                            =============

         Total rent expense, including equipment rentals, for the years ended December 31, 2005 and 2004 amounted to approximately $192,000 and $171,000 respectively.

         Litigation
         ----------

         In 2005 the Company settled a legal action brought by an employee. The company has agreed to provide monetary relief in the amount of approximately $20,000. At December 31, 2005, an amount of $5,000 was outstanding on account of this settlement and is included in current liabilities in the accompanying Balance Sheet.

                                                                     (Continued)

                           NATIONAL QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


10.      EMPLOYEE BENEFIT PLAN
         ---------------------

         The Company has a 401(k) and profit-sharing plan that covers substantially all employees who meet the eligibility requirements of the plan. Contributions to the profit-sharing plan are made at the discretion of management and were $690 and $794 for 2005 and 2004, respectively.


11.      MALPRACTICE INSURANCE
         ---------------------

         The Company and healthcare providers employed by the Company are insured by American Healthcare Indemnity. The Company's financial obligation is limited to its premiums for malpractice insurance coverage. American Healthcare Indemnity provides claims-based malpractice insurance coverage which covers only asserted malpractice claims within policy limits. The Company purchases tail insurance coverage when necessary. Management does not believe there is material uninsured malpractice exposure at December 31, 2005.


12.      SEGMENT INFORMATION
         -------------------

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

         The Company's reportable operating segments include dialysis services and development of a wearable artificial kidney. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

                 December 31, 2005             Dialysis Services    Artificial Kidney          Total
         ----------------------------------    -----------------    -----------------    ----------------
         Total income                          $      4,136,975     $              -     $     4,136,975
         Operating income (loss)               $        713,523     $     (2,197,360)    $    (1,483,837)
         Property and equipment, net           $        391,209     $              -     $       391,209
         Interest income (expense)             $        (86,056)    $              -     $       (86,056)

                 December 31, 2004
         ----------------------------------
         Total income                          $      4,001,232     $              -     $     4,001,232
         Operating income (loss)               $       (532,806)    $     (1,065,324)    $    (1,598,130)
         Property and equipment, net           $        152,384     $              -     $       152,384
         Interest income (expense)             $        (34,479)    $              -     $       (34,479)

13.      GOING CONCERN
         -------------

              For the past several years, the Company has experienced net operating losses, and as of December 31, 2005 has an accumulated deficit of $8,023,615 and a working capital deficiency (defined as current assets minus current liabilities) of $3,202,980. In addition, total liabilities exceed total assets by $3,439,806. Such deficiencies indicate the Company may not be able to meet its current obligations as they come due without additional financing or positive cash flow from operating activities.

                                                                     (Continued)

                           NATIONAL QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


13.      GOING CONCERN (CONTINUED)
         -------------------------

         Management has taken certain actions and is pursuing additional measures to support the Company's immediate operating plan, including the following:

         o Conducting a private placement beginning in April, 2005, with maximum possible offering proceeds from the sale of its common stock of $5,025,000. As of December 31, 2005, the Company raised net proceeds of $532,498 relating to this offering. The Company is actively seeking investors under this offering.

         o As described in Note 14, stockholders have loaned $1,150,000 to the Company.

         o The Company is currently negotiating reductions in amounts due its creditors.

         o Efficiencies in operations have been improved by shifting service days to certain patients in order to yield a more steady flow of service revenue and thereby minimize the cost of patient service.


14.      RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS UNAUDITED
         -------------------------------------------------------

         The Company has restated its previously issued interim consolidated financial statements as of June 30, 2005 and September 30, 2005 to properly reflect the accounting for common stock issued with detachable warrants under a private placement offering with mandatory registration rights pursuant to EITF Nos. 00-19 and 05-04, and SFAS No. 133, and the related income tax effects. The effect on the interim financial statements for June 30, 2005 and September 30, 2005 is noted below:

         Three and six months ended June 30, 2005
         ----------------------------------------

         The following is a summary of the restatements for the six months ended June 30, 2005 (unaudited):

         Fair value of debt derivative liability                $      (645,899)
                                                                ================


         The following is a summary of the restatements for the six months ended June 30, 2005:

         Income tax effect of restatement                       $             -
         Total increase in net loss                             $       645,899

                                                                     (Continued)

                           NATIONAL QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


14.      RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS UNAUDITED (CONTINUED)
         -------------------------------------------------------------------

         Three and six months ended June 30, 2005 (Continued)
         ----------------------------------------------------

         The effect on the Company's previously issued June 30, 2005 financial statements is summarized as follows:

                                                         Previously
                                                          reported          Change           Restated
                                                         -----------      -----------      -----------
                                                         (unaudited)                       (unaudited)
         Balance Sheet
            Derivative liability                         $        --      $ 1,133,399      $ 1,133,399
            Total current liabilities                    $ 1,352,752      $ 1,133,399      $ 2,486,151
            Total liabilities                            $ 2,193,804      $ 1,133,399      $ 3,327,203
            Additional paid-in capital                   $ 4,757,337      $  (487,500)     $ 4,269,837
            Accumulated deficit                          $(6,223,559)     $  (645,899)     $(6,869,458)
            Total stockholders' deficit                  $(1,175,145)     $(1,133,399)     $(2,308,544)

         Statement of Operations - three months
            Loss from change in derivative liability     $        --      $  (645,899)     $  (645,899)
            Total other expense                          $   (26,963)     $  (645,899)     $  (672,862)
            Loss before income taxes                     $  (232,921)     $  (645,899)     $  (878,820)
            Net Loss                                     $  (232,921)     $  (645,899)     $  (878,820)
            Basic and diluted loss per share             $     (0.01)     $     (0.01)     $     (0.02)

         Statement of Operations - six months
            Loss from change in derivative liability     $        --      $  (645,899)     $  (645,899)
            Total other expenses                         $   (45,946)     $  (645,899)     $  (691,845)
            Loss before income taxes                     $  (544,469)     $  (645,899)     $(1,190,368)
            Net Loss                                     $  (544,469)     $  (645,899)     $(1,190,368)
            Basic and diluted loss per share             $     (0.01)     $     (0.02)     $     (0.03)

         The net loss for the three and six months ended June 30, 2005 increased $645,899 relating to an increase in the loss from change in derivative liability of $645,899.

         On the June 30, 2005 balance sheet, the restatement resulted in an increase to the derivative liability of $1,133,399, a decrease in additional paid in capital of $487,500, and an increase in the accumulated deficit of $645,899.

         Three and nine months ended September 30, 2005
         ----------------------------------------------

         The following is a summary of the restatements for the nine months ended September 30, 2005 (unaudited):

         Fair value of debt derivative liability                 $     (760,037)
                                                                 ===============


         The following is a summary of the restatements for the nine months ended September 30, 2005:

         Income tax effect of restatement                        $            -
         Total increase in net loss                              $      760,037

                                                                     (Continued)

                           NATIONAL QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


14.      RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS UNAUDITED (CONTINUED)
         -------------------------------------------------------------------

         Three and nine months ended September 30, 2005 (Continued)
         ----------------------------------------------------------

         The effect on the Company's previously issued September 30, 2005 financial statements are summarized as follows:

                                                         Previously
                                                          reported          Change           Restated
                                                         -----------      -----------      -----------
                                                         (unaudited)                       (unaudited)
         Balance Sheet
            Derivative liability                         $        --      $ 1,341,285      $ 1,341,285
            Total current liabilities                    $ 1,634,239      $ 1,341,285      $ 2,975,524
            Total liabilities                            $ 2,421,571      $ 1,341,285      $ 3,762,856
            Additional paid in capital                   $ 4,850,424      $  (581,248)     $ 4,269,176
            Accumulated deficit                          $(6,589,900)     $  (760,037)     $(7,349,937)
            Total stockholders' deficit                  $(1,432,122)     $(1,341,285)     $(2,773,407)

         Statement of Operations - three months
            Loss from change in derivative liability     $        --      $  (760,037)     $  (760,037)
            Total other expense                          $    (9,921)     $  (760,037)     $  (769,958)
            Loss before income taxes                     $  (366,342)     $  (760,037)     $(1,126,379)
            Net Loss                                     $  (366,342)     $  (760,037)     $(1,126,379)
            Basic and diluted loss per share             $     (0.01)     $     (0.02)     $     (0.03)

         Statement of Operations - nine months
            Loss from change in derivative liability     $        --      $  (760,037)     $  (760,037)
            Total other expenses                         $   (55,870)     $  (760,037)     $  (815,907)
            Loss before income taxes                     $  (910,810)     $  (760,037)     $(1,670,847)
            Net Loss                                     $  (910,810)     $  (760,037)     $(1,670,847)
            Basic and diluted loss per share             $     (0.02)     $     (0.02)     $     (0.04)

         The net loss for the three and nine months ended September 30, 2005 increased $760,037 relating to an increase in the loss from change in derivative liability of $760,037.

         On the September 30, 2005 balance sheet, the restatement resulted in an increase to the derivative liability of $1,341,285, a decrease in additional paid in capital of $581,248, and an increase in accumulated deficit of $760,037.

                                                                     (Continued)

                           NATIONAL QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


15.      SUBSEQUENT EVENTS
         -----------------

         On March 24, 2006, amounts due to stockholders totaling $1,150,000, including $100,000 of the amount due as of December 31, 2005, were converted to uncollateralized convertible promissory notes, bearing interest at 8% per annum. Under the terms of the notes, for a period of one year through March 24, 2007, the principal amount of the notes, plus any accrued interest thereon, may be converted into shares of the Company's common stock at a conversion price of $0.48 per share.

         On February 3, 2006, the Company converted $300,000 of accounts payable into a note, collateralized by dialysis equipment and guaranteed by a stockholder, payable $9,000 per month commencing March 5, 2006, including interest at 0.50% over the bank's index rate, as defined (8% initially), maturing February 5, 2009 when all remaining unpaid principal is due.