Form 10QSB
period 2006-03-31
NATIONAL QUALITY CARE INC
filed 2006-05-22
CIK 872544

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2006

                                       OR
[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________

                         Commission file number: 0-19031

                           NATIONAL QUALITY CARE, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                    84-1215959
(State or other jurisdiction of incorporation or            (I.R.S. Employer
                  organization)                          Identification Number.)

           9033 WILSHIRE BOULEVARD, SUITE 501, BEVERLY HILLS, CA 90211
               (Address of principal executive offices) (Zip code)

                                 (310) 550-6242
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  YES [X] NO [ ]

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.
                Class                            Outstanding at March 31, 2006
-----------------------------------------     ----------------------------------
    Common Stock, $0.01 per share                        37,970,322


                                               NATIONAL QUALITY CARE, INC.

                                                    TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----

Part I - Financial Information.................................................................................1
         Item 1.  Condensed Financial Statements...............................................................1

                   Condensed Consolidated Balance Sheets as of  March 31, 2006 (Unaudited) and December
                   31, 2005....................................................................................1

                   Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended
                   March 31, 2006 and 2005.....................................................................3

                   Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended
                   March 31, 2006 and 2005.....................................................................4

                   Notes To Condensed Consolidated Financial Statements March 31, 2006.........................6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......17

         Item 3.  Controls and Procedures.....................................................................22

Part II - Other Information...................................................................................23
         Item 1.  Legal Proceedings...........................................................................23

         Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds.................................23

         Item 3.  Defaults Upon Senior Securities.............................................................24

         Item 4.  Submission of Matters to Vote of Security Holders...........................................24

         Item 5.  Other Information...........................................................................24

         Item 6.  Exhibits and Reports on Form 8-K............................................................24

Signatures....................................................................................................25




                                    PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     NATIONAL QUALITY CARE, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                             AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

                                                                   MARCH 31,      DECEMBER 31,
                                                                     2006            2005
                                                                     ----            ----
ASSETS                                                            (UNAUDITED)
CURRENT ASSETS
   Cash and cash equivalents                                      $  145,563      $   35,005
   Accounts receivable - net of allowance for doubtful
   accounts of $162,000 in 2006 and $142,000 in 2005                 868,713         728,322
   Supplies inventory                                                 49,010          50,007
   Prepaid expenses and other assets                                  80,286          27,940
                                                                  ----------      ----------
          Total current assets                                     1,143,572         841,274
                                                                  ----------      ----------

PROPERTY AND EQUIPMENT, NET                                          370,766         391,209
                                                                  ----------      ----------

OTHER ASSETS
   Guarantee fee, net of accumulated amortization of $31,827
   in 2006 and $24,197 in 2005                                        58,905          66,535
   Technology  rights, net of accumulated amortization of
   $21,060 in 2006 and $19,845 in 2005                                78,940          80,155
                                                                  ----------      ----------
       Total other assets                                            137,845         146,690
                                                                  ----------      ----------

       Total Assets                                               $1,652,183      $1,379,173
                                                                  ==========      ==========


                                             (Continued)

See accompanying notes to condensed consolidated financial statements.




                                      NATIONAL QUALITY CARE, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             AS OF MARCH 31, 2006 AND DECEMBER 31, 2005


                                LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                      MARCH 31,        DECEMBER 31,
                                                                         2006             2005
                                                                         ----             ----
                                                                     (UNAUDITED)
CURRENT LIABILITIES
   Accounts payable                                                  $ 1,152,338       $ 1,448,333
   Accrued expenses                                                      565,883           972,704
   Due to stock holders                                                  105,966           105,966
   Current portion  of long-term debt                                  1,521,780           150,004
   Derivative Liability                                                2,395,438         1,367,247
                                                                     -----------       -----------
          Total current liabilities                                    5,741,405         4,044,254

LONG-TERM DEBT                                                           816,077           774,725
                                                                     -----------       -----------

          Total liabilities                                          $ 6,557,482       $ 4,818,979
                                                                     -----------       -----------

STOCKHOLDERS' DEFICIT
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized; no shares issued and outstanding                             --                --
   Common stock, $.01 par value, 50,000,000 shares authorized;
     37,970,322 and 37,909,072 shares issued and outstanding as
     of March 31, 2006 and December 31, 2005, respectively               379,703           379,091
   Additional paid-in capital                                          4,471,788         4,268,275
   Receivables from stockholders, net                                    (53,769)          (63,557)
   Accumulated deficit                                                (9,703,021)       (8,023,615)
                                                                     -----------       -----------

     Total stockholders' deficit                                      (4,905,299)       (3,439,806)
                                                                     -----------       -----------

     Total liabilities and stockholders' deficit                     $ 1,652,183       $ 1,379,173
                                                                     ===========       ===========

See accompanying notes to condensed consolidated financial statements.





                            NATIONAL QUALITY CARE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       2006               2005
                                                       ----               ----
MEDICAL SERVICES REVENUE                           $  1,149,460       $    954,248
                                                   ------------       ------------

OPERATING EXPENSES
     Cost of medical services                           806,269            675,345
     Selling, general and administrative                444,582            230,554
     Research and Development                           320,845            325,992
     Depreciation and amortization                       20,443             14,918
                                                   ------------       ------------

       Total Operating Expenses                       1,592,139          1,246,809
                                                   ------------       ------------

           Loss  from operations                       (442,679)          (292,561)
                                                   ------------       ------------

OTHER INCOME (EXPENSE)
     Interest expense                                  (233,993)           (14,433)
     Interest income                                      4,522              4,417
     Loss from change in derivative liability        (1,009,441)                --
     Loan fee                                                --             (4,537)
     Other income (expense)                               2,185             (4,430)
                                                   ------------       ------------

       Total other expense                           (1,236,727)           (18,983)
                                                   ------------       ------------

           Loss before taxes on income               (1,679,406)          (311,544)

TAXES ON INCOME                                              --                 --
                                                   ------------       ------------

           NET  LOSS                               $ (1,679,406)      $   (311,544)
                                                   ============       ============

BASIC AND DILUTED LOSS PER SHARE                   $      (0.04)      $      (0.01)
                                                   ============       ============

WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING BASIC AND DILUTED                37,929,239         36,890,322
                                                   ============       ============


See accompanying notes to condensed consolidated financial statements.




                                        NATIONAL QUALITY CARE, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                     2006              2005
                                                                     ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                      $(1,679,406)      $  (311,544)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                  20,443            14,918
       Amortization of guarantee fee                                   7,630             4,537
       Amortization of technology rights                               1,215                --
       Interest from options grant                                   204,000                --
       Amortization of deferred director compensation from
       options grant                                                   1,563                --
       Provision for doubtful accounts                                20,000                --
       Loss from change in derivative liabilities                  1,009,441                --
       Changes in assets and liabilities
         Accounts receivable                                        (160,391)          (85,594)
         Supplies inventory                                              997            11,220
         Prepaid expenses and other assets                           (47,659)           15,006
         Accounts payable and accrued expenses                      (402,816)          250,617
                                                                 -----------       -----------

         Net cash used in operating activities                    (1,024,983)         (100,840)
                                                                 -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments on notes receivable from stockholders                       9,788             4,109
                                                                 -----------       -----------

            Net cash provided by investing activities                  9,788             4,109
                                                                 -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                           18,750                --
   Payment of offering costs                                          (8,225)               --
   Exercise of stock options                                           2,100                --
   Advances from stockholders                                        100,000                --
   Proceeds from convertible note payable - related parties        1,050,000                --
   Repayment of long-term borrowings                                 (36,872)          (34,538)
                                                                 -----------       -----------

         Net cash provided (used) by financing activities          1,125,753           (34,538)
                                                                 -----------       -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                              110,558          (131,269)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                       35,005           157,707
                                                                 -----------       -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                        $   145,563       $    26,438
                                                                 ===========       ===========

                                             (Continued)

                            NATIONAL QUALITY CARE, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              2006         2005
                                                              ----         ----
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for
     Interest                                               $18,596      $10,016
                                                            =======      =======
     Income taxes                                           $    --      $    --
                                                            =======      =======

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     During the first three months of 2006, the Company entered into the following transactions:

         o The Company reclassified $18,750 of additional paid-in capital as a derivative liability.

         o The Company converted $100,000 of amounts due to stockholders at December 31, 2005 to convertible notes payable on March 27, 2006.

         o The Company converted $300,000 of accounts payable at December 31, 2005 to a note payable on February 3, 2006.

         o The Company issued 600,000 options on March 4, 2006 to 2 stockholders. The options vested immediately and were issued in conjunction with advances made to the Company by the stockholders during 2005 and the first quarter of 2006. These advances were due on demand. The fair value of these options on the date of grant amounted to $204,000 and was recorded to interest expense.

         o The Company issued 50,000 options on February 12, 2006 to a director. The fair value of these options on the date of grant amounted to $6,250, was recorded as deferred director compensation, and is being amortized to director compensation (in selling, general and administrative expense) on the straight-line method throughout 2006. Amortization amounted to $1,563 for the three months ended March 31, 2006.

         o The Company issued 150,000 warrants on January 15, 2006 to a consultant for private placement offering costs. The fair value of these warrants on the date of grant amounted to $57,500 and was recorded as offering costs in the equity section of the balance sheet.


See accompanying notes to condensed consolidated financial statements

                           NATIONAL QUALITY CARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


1.       ORGANIZATION

NATURE OF BUSINESS

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of National Quality Care, Inc. and its wholly owned subsidiary, Los Angeles Community Dialysis, Inc. All material inter-company accounts, transactions and profits have been eliminated in consolidation. The financial statements and notes are representations of the management and the Board of Directors, who are responsible for their integrity and objectivity.

BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements represent the financial activity of National Quality Care, Inc. and its subsidiary. The consolidated financial statements for the three months ended March 31, 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information in the US and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended March 31, 2006 included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All inter-company transactions were eliminated. The Company's fiscal year ends on December 31 each year. The financial statements and notes are representations of the management and the Board of Directors who are responsible for their integrity and objectivity.

         The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with a maturity of three months or less when acquired to be cash equivalents.

DERIVATIVE LIABILITIES

         The Company has issued common stock with detachable warrants under a private placement offering and accounts for such securities in accordance with Emerging Issues Task Force ("EITF") Issue Nos. 00-19 and 05-04, and Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended ("SFAS 133"). In 2005 and 2006, certain common stock and warrants sold by the Company granted the holder's mandatory registration rights which were contained in the terms governing the private placement offering. The mandatory rights provision results in share settlement not being controlled by the Company, accordingly they qualify as derivative instruments in accordance with EITF 00-19. At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity.

         As of March 31, 2006, the $2,395,438 derivative liability is comprised of $599,998 representing the amount of proceeds received from the issuance of common stock under the private placement offering, $55,781 representing the fair value of warrants issued with common stock under the private placement offering, and $1,739,659 representing the fair value of the excess of common shares required to settle all outstanding contracts as of March 31, 2006 over the number of authorized but unissued shares at March 31, 2006. Outstanding contracts include stock options, warrants, and convertible notes payable. The Company recognized a loss from change in derivative liability during the quarter ended March 31, 2006 in the amount of $1,009,441.

             The fair value of warrants issued with common stock under the private placement offering and the excess of common shares required to settle all outstanding contracts as of March 31, 2006 over the number of authorized but unissued shares at March 31, 2006 was estimated on March 31, 2006 using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics significantly different from those of traded options and warrants, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock option and warrants. The expected dividend yield assumption is based on the Company's expectation of dividend payouts. Expected volatilities are based on historical volatility of the Company's stock. The average risk-free interest rate is based on the U.S. treasury yield curve in effect as of March 31, 2006. The expected life for warrants is based on their one year remaining life. The expected life of excess shares is based on the estimated weighted average remaining life of the options and warrants outstanding at March 31, 2006. A weighted average exercise price was used to value excess shares. In addition to the assumptions in the table, the Company applies a forfeiture-rate assumption in its estimate of fair value that is primarily based on historical annual forfeiture rates of the Company.

                                                        Three Months Ended March
                                                                31, 2006
                                                        -----------------------
Expected dividend yield                                                  0.00%
Expected volatility                                                        76%
Average risk-free interest rate                                 4.82% to 4.83%
Expected life (in years)                                            1 and 3.57
Weighted average exercise price for excess shares                        $0.62

Components of the derivative liability are presented below for periods ending March 31, 2006 and December 31, 2005.

                                                     March 31, 2006   December 31, 2005
                                                     --------------   -----------------
Derivative Liability
      Issuance of common stock under private
        placement during 2005                          $  581,248         $  581,248
      Issuance of common stock under private
        placement during three months ending March
        31, 2006 at date of issuance                       18,750                 --
      Issuance of warrants under private
        placement during 2005                              53,281            271,191
      Issuance of warrants under private
        placement during three months ending
        March 31, 2006                                      2,500                 --
      Fair value of the excess of common shares
        required to settle all outstanding
        contracts as of December 31, 2005                 374,380            514,808
      Fair value of the excess of common shares
        required to settle all outstanding
        contracts issued during three months ending
        March 31, 2006                                  1,365,279                 --
                                                       ----------         ----------

Total Derivative Liability                             $2,395,438         $1,367,247
                                                       ==========         ==========

REVENUE RECOGNITION

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

         The Medicare and Medi-Cal programs, which are the largest third-party payors for services rendered by the Company, combine to account for approximately 83% and 81% of the Company's net revenues for the three months ended March 31, 2006 and 2005, respectively. The Company is a party to nonexclusive agreements with certain third-party payors and termination of such third-party agreements could have an adverse effect on the Company.

ADVERTISING

         Advertising expense for the three months ended March 31, 2006 amounted to approximately $1,190. There was no advertising expense for the three months ended March 31, 2005.

USE OF ESTIMATES

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

ACCOUNTING CHANGE

         On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R") that requires companies to expense the value of employee stock purchase plans, stock option grants and similar awards. The Company adopted SFAS 123R under the modified prospective method, which requires the application of SFAS 123R in 2006 to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of January 1, 2006, shall be recognized as the remaining services are rendered.

STOCK-BASED COMPENSATION

         As of March 31, 2006, the Company has adopted 3 stock option plans for the benefit of officers, directors, employees, independent contractors and consultants of the Company. These plans include: (i) the 1998 Stock Option Plan,
(ii) the 1996 Stock Option Plan, and (iii) the 1996 Employee Compensatory Stock Option Plan. In addition to these plans, the Company grants various other stock options and warrants directly to certain parties. The Company grants all such awards as incentive compensation to officers, directors, and employees, and as compensation for the services of independent contractors and consultants of the Company.

         1998 STOCK OPTION PLAN

         The Company's 1998 Stock Option Plan, which was approved by the board of directors and stockholders, permits the grant of share options to officers, directors, employees, independent contractors and consultants of the Company for up to 1,000,000 shares of common stock. The board of directors has the right to amend, suspend or terminate the 1998 Stock Option Plan at any time. Unless sooner terminated by the board of directors, the 1998 Stock Option Plan will terminate on April 8, 2008. As of March 31, 2006, the Company has granted options to purchase 712,000 shares of common stock under the 1998 Stock Option Plan, 75,000 of which have been exercised, and all of which have vested.

         1996 STOCK OPTION PLAN

         The Company's 1996 Stock Option Plan, which was approved by the board of directors and stockholders, permits the grant of share options to officers, directors, employees, independent contractors and consultants of the Company for up to 1,000,000 shares of common stock. The Company granted options to purchase 994,739 shares of common stock under the 1996 Stock Option Plan. All of the

994,739 options have been exercised and this plan is considered fully utilized. The board of directors has the right to amend, suspend or terminate the 1996 Stock Option Plan at any time. The 1996 Stock Option Plan terminated May 11, 2006.

         1996 EMPLOYEE COMPENSATORY STOCK OPTION PLAN

         The Company's 1996 Compensatory Stock Option Plan, which was approved by the board of directors, permits the grant of share options to employees for up to 500,000 shares of common stock. As of March 31, 2006, the Company has granted options to purchase 436,000 shares of common stock under the 1996 Employee Compensatory Stock Option Plan.

         THE COMPANY'S STOCK-BASED COMPENSATION TO OFFICERS, DIRECTORS, EMPLOYEES, INDEPENDENT CONTRACTORS AND CONSULTANTS OF THE COMPANY PRIMARILY CONSISTS OF THE FOLLOWING:

         Stock options: The Company generally grants stock options to employees, directors and consultants at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Stock options may be granted throughout the year, vest immediately, vest based on years of continuous service, or vest upon completion of specified performance conditions, and expire over various terms ranging from 5 to 10 years. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period for each separate vesting portion of the stock option award, or, for awards with performance conditions, when the performance condition is met.

         Stock warrants: The Company generally grants stock warrants relating to compensation to employees, directors and consultants at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Stock warrants may be granted throughout the year, vest immediately, and expire over various terms of 5 or 7 years. The Company recognizes compensation expense for the fair value of the stock warrants over the requisite service period for each separate vesting portion of the stock warrant award.

         The fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options and warrants. The expected dividend yield assumption is based on the Company's expectation of dividend payouts. Expected volatilities are based on historical volatility of the Company's stock. The average risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. The expected life is primarily determined using guidance from SAB
107. As such, the expected life of the options and warrants is the average of the vesting term and the full contractual term of the options and warrants. In addition to the assumptions in the table, the Company applies a forfeiture-rate assumption in its estimate of fair value that is primarily based on historical annual forfeiture rates of the Company.

                                                          Three Months Ended
                                                            March 31, 2006
                                                      --------------------------
Expected dividend yield                                                    0.00%
Expected volatility                                                   76% to 81%
Average risk-free interest rate                                   4.82% to 4.83%
Expected life (in years)                                                1.1 to 5

         The Company did not issue stock options or warrants during the three months ended March 31, 2005.

         During the three months ended March 31, 2006, $57,500 of compensation to a consultant has been charged against equity. No employee compensation cost has been charged against income during the three months ended March 31, 2006. As of March 31, 2006, there was approximately $139,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. Of the amount, approximately $28,000 is employee compensation and approximately $111,000 is compensation to consultants. Of the approximate $28,000 of employee compensation, $6,250 is expected to be recognized throughout 2007, $11,000 is expected to be recognized upon completion of human studies on the wearable artificial kidney device, and $11,000 is expected to be recognized upon first commercial sale of the wearable artificial kidney device in the market. Of the approximate $111,000 of compensation to consultants, $23,500 is expected to be recognized upon completion of human studies on the wearable artificial kidney device, $23,500 is expected to be recognized upon first commercial sale of the wearable kidney device in the market, and $64,000 is expected to be recognized upon the Company obtaining government funding.

         STOCK OPTIONS AND WARRANTS ISSUED TO THIRD PARTIES FOR SERVICES

         The Company accounts for stock options and warrants issued to third parties for services in accordance with the provisions of the Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services". Under the provisions of EITF 96-18, because none of the Company's agreements have a disincentive for nonperformance, the Company records a charge for the fair value of the portion of the stock options and warrants earned from the point in time when vesting of the stock options and warrants becomes probable. Final determination of fair value of the stock options and warrants occurs upon actual vesting.

         During 2005, the Company engaged Burt Martin Arnold Securities, Inc. ("BMA") to provide certain services to the Company relating to advisory services. As part of its compensation for the services, on January 15, 2006, the Company issued to BMA warrants to purchase 100,000 and 50,000 shares of its common stock at an exercise price of $0.60 per share and $1.25 per share, respectively, expiring January 15, 2011. Under the provisions of EITF No. 96-18, because none of the Company's agreements have a disincentive for nonperformance, and because the warrants vested upon grant, the Company recorded a charge for the fair value of the warrants on the grant date. The fair value of these warrants was determined using the Black-Scholes option-pricing model. The value was derived using the following assumptions: (i) Expected term of 2.5 and 5 years, respectively; (ii) Volatility 81%; (iii) Risk free interest rate of 4.82% and 4.83%, respectively; and (iv) Dividend yield 0%. The warrants were issued for past services provided. As a result, the Company recorded $57,500 as offering costs in the equity section of the balance sheet on January 15, 2006.

         The Company did not issue stock options or warrants to third parties for services during 2005.

         STOCK OPTIONS AND WARRANTS ISSUED TO EMPLOYEES AND DIRECTORS FOR COMPENSATION

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised
2004), "Share-Based Payment" ("SFAS 123R"), that requires companies to expense the value of employee stock purchase plans, stock option grants and similar awards at the beginning of their next fiscal year that begins after December 15, 2005 and requires the use of either the modified prospective or the modified retrospective application method. The Company adopted SFAS 123R on January 1, 2006 under the modified prospective method; as such, prior periods do not include share-based compensation expense related to SFAS 123R. The modified prospective method requires the application of SFAS 123R to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption are recognized as the remaining services are rendered. The Company recognizes the fair value of stock-based compensation awards in selling, general and administrative expense, and research and development expense in the condensed consolidated statement of operations on a straight line basis over the requisite service periods, or, for awards with performance conditions, when the performance condition is met.

         Following is the Company's stock option activity during the three months ended March 31, 2006:

         On February 12, 2006, the Company issued options to purchase 50,000 shares of common stock to a director due to partial vesting of an award granted February 12, 2003. The options have an exercise price of $0.07 per share and expire in 3 years. The fair value of these options on the date of grant amounted to $6,250, was recorded as deferred director compensation, and is being amortized to director compensation (in selling, general and administrative expense) on the straight-line method throughout 2006. Amortization of this deferred director compensation amounted to $1,563 for the three months ended March 31, 2006.

         On March 4, 2006, the Company issued options to purchase 600,000 shares of common stock to stockholders in conjunction with advances made to the Company by two stockholders during 2005 and the first quarter of 2006. These advances were due on demand. The options vested upon issuance, have an exercise price of $0.52 per share, and expire in 10 years. The fair value of these options on the date of grant amounted to $204,000and was recorded to interest expense.

         The Company did not issue stock options or warrants to employees and directors for compensation during 2005.

         Prior to January 1, 2006, the Company accounted for its stock options and stock warrants in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, the difference between the quoted market price as of the date of grant and the contractual purchase price of shares was recognized as compensation expense over the vesting period on a straight-line basis. The Company did not recognize compensation expense in its consolidated financial statements for stock options and stock warrants as the exercise price was not less than 100% of the fair value of the underlying common stock on the date of grant.

         The following table illustrates the effect on net income and net income per share had the Company recognized compensation expense consistent with the fair value provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" prior to the adoption of SFAS 123R:

                                                                  Three Months Ended
                                                                    March 31, 2005
                                                                  ------------------
          Net loss
                As reported                                        $      (311,544)
                Deduct: reported stock compensation expense
                under APB 25 - net of tax                                    -
                Add:  fair value stock compensation expense
                under SFAS 123 - net of tax                                  -
                                                                   ----------------
          Pro forma net loss                                       $      (311,544)
                                                                   ================

          Basic and diluted loss per share:
                As reported                                        $         (0.01)
                                                                   ================
                Pro Forma                                          $         (0.01)
                                                                   ================

         A summary of option activity relating to employee and director compensation as of March 31, 2006, and changes during the quarter then ended is presented below:

                                                                           Weighted-Average
                                                                              Remaining
                                                         Weighted-Average    Contractual         Aggregate
Options                                 Shares           Exercise Price          Term         Intrinsic Value
-------                                 ------           --------------          ----         ---------------
Outstanding at January 1, 2006          7,887,500       $        1.10                          $     593,650
Granted                                      -          $         -
Exercised                                (30,000)       $        0.07                          $    (18,600)
Forfeited                                    -          $         -
Converted                                    -          $         -
Expired                                 (150,000)       $        1.00                                   -
Canceled                                     -          $         -
                                   ---------------      -------------
Outstanding at March 31, 2006           7,707,500       $        1.10               0.79       $     641,525
                                   ===============      =============      =============       =============

Exercisable at March 31, 2006           5,057,500       $        1.04               0.81             608,025
                                   ===============      =============      =============       =============

         The total intrinsic value of options exercised during the three months ended March 31, 2006 was $18,600.




         A summary of the status of the Company's nonvested option shares relating to employee and director compensation as of March 31, 2006, and changes during the quarter then ended is presented below:

                            Nonvested Options          Shares            Weighted-Average
                                                                            Grant-Date
                                                                            Fair Value
-------------------------------------------------------------------    -------------------
Nonvested at January 1, 2006                             2,700,000       $            0.01
Granted                                                       -          $               -
Vested                                                    (50,000)       $            0.13
Forfeited                                                     -          $               -
                                                    ---------------      -----------------
Nonvested at March 31, 2006                              2,650,000       $            0.01
                                                    ===============      =================

         As of March 31, 2006, there was approximately $28,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements with employees. Of this amount, $6,000 is expected to be recognized throughout 2007, $11,000 is expected to be recognized upon completion of human studies on the wearable artificial kidney device, and $11,000 is expected to be recognized upon first commercial sale of the wearable artificial kidney device in the market.

         A summary of warrant activity relating to employee and director compensation as of March 31, 2006, and changes during the quarter then ended is presented below:

                                                                                  Weighted-Average
                                                                                     Remaining
                                                             Weighted-Average       Contractual         Aggregate
           Warrants                           Shares          Exercise Price            Term        Intrinsic Value
----------------------------------------- ---------------    -------------      -------------    ----------------
Outstanding at January 1, 2006                 2,250,000       $      0.20                          $     945,000
Granted                                             -          $       -
Exercised                                           -          $       -
Forfeited                                           -          $       -
Converted                                           -          $       -
Expired                                             -          $       -
Canceled                                            -          $       -
                                          ---------------      -----------
Outstanding at March 31, 2006                  2,250,000       $      0.20               5.63       $   1,215,000
                                          ===============      ===========      =============       =============

Exercisable at March 31, 2006                  2,250,000       $      0.20               5.63           1,215,000
                                          ===============      ===========      =============       =============

         All of the Company's warrants were fully vested as of January 1, 2006.

RECLASSIFICATIONS

         Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentations. These reclassifications had no effect on previously reported results of operations or retained earnings.

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

EARNINGS (LOSS) PER SHARE

         The Company utilizes SFAS No. 128, "Earnings per Share." Basic earnings
(loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. For the three months ended March 31, 2006 and March 31, 2005, 13,991,720 and 13,781,720
potentially dilutive securities are excluded from the computation because they are anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

         In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

3.       LONG-TERM DEBT

         On February 3, 2006, the Company converted $300,000 of accounts payable at December 31, 2005 to a promissory note, collateralized by dialysis equipment and guaranteed by a stockholder, payable $9,000 per month commencing March 5, 2006, including interest at 0.50% over the bank's index rate, as defined (8% initially), maturing February 5, 2009 when all remaining unpaid principal is due.

         On March 27, 2006, the Company entered into a $1,100,000 uncollateralized convertible promissory note with a stockholder, bearing interest at 8% per annum, payable on March 27, 2007. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company's common stock at a conversion price of $0.48 per share at any time. The Company evaluated the convertible debenture in accordance with EITF No. 05-02, and it was deemed to be "conventional". The conversion price on the date of issuance was set based on the fair value of the stock on the date of issuance. The proceeds were used for general corporate purposes.

         On March 27, 2006, the Company entered into a $50,000 uncollateralized convertible promissory note with a stockholder, bearing interest at 8% per annum, payable on March 27, 2007. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company's common stock at a conversion price of $0.48 per share at any time. The Company evaluated the convertible debenture in accordance with EITF No. 05-02, and it was deemed to be "conventional". The conversion price on the date of issuance was set based on the fair value of the stock on the date of issuance. The proceeds were used for general corporate purposes.

4.       GOING CONCERN

         For the past several years, the Company has experienced net operating losses, and as of March 31, 2006 has an accumulated deficit of $9,703,021 and a working capital deficiency (defined as current assets minus current liabilities) of $4,597,833. In addition, total liabilities exceed total assets by $4,905,299. Such deficiencies indicate the Company may not be able to meet its current obligations as they come due without additional financing or positive cash flow from operating activities.

Management has taken certain actions and is pursuing additional measures to support the Company's immediate operating plan, including the following:

         o Conducting a private placement beginning in April, 2005, with maximum possible offering proceeds from the sale of its common stock of $5,025,000. As of March 31, 2006, the Company raised net proceeds of $551,248 relating to this offering. The Company is actively seeking investors under this offering.

         o As described in Note 3, stockholders have loaned $1,150,000 to the Company.

         o The Company is currently negotiating reductions in amounts due its creditors. See note 7 for reductions negotiated subsequent to March 31, 2006.

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


         March 31, 2006              Dialysis Services     Artificial Kidney           Total
---------------------------------    ------------------    ------------------    -------------------
Total income                         $       1,149,460     $            -        $        1,149,460
Operating income (loss)              $         200,509     $       (643,188)     $        (442,679)
Property and equipment, net          $         370,766     $            -        $          370,766
Interest income (expense)            $       (229,471)     $            -        $        (229,471)

         March 31, 2005
---------------------------------
Total income                         $         954,248     $            -        $          954,248
Operating income (loss)              $          33,431     $       (325,992)     $        (292,561)
Property and equipment, net          $         137,465     $            -        $          137,465
Interest income (expense)            $        (10,016)     $            -        $         (10,016)

6.       RELATED PARTY TRANSACTIONS

         OFFICE SPACE

         The Company leases its corporate administrative offices on a month-to-month basis from Medipace Medical Group, Inc., a company in which the Company's chief executive officer is a majority shareholder. Total rent paid by the Company for each of the three months ended March 31, 2006 and 2005 amounted to $4,200.

         TECHNOLOGY PURCHASE AGREEMENT

         In December 2001, the Company entered into an agreement for the purchase of certain technology from its president, Victor Gura, M.D. The $100,000 purchase price was paid by a promissory note bearing interest at 7% per annum, due December 18, 2009, and collateralized by technology rights. The note may be canceled in the event that the per-share price of the Company's common stock equals or exceeds $5.00 per share at any time through the maturity date of the note. In connection with the purchase agreement, Dr. Gura assigned his rights to two pending United States Patents Applications relating to a Wearable Peritoneal Dialysis System and a Wearable Renal Replacement Therapy Device. The Company issued to Dr. Gura options to purchase up to 5,000,000 shares of Common Stock, with an exercise price of $1.25 per share. Of the 5,000,000 options, 3,000,000 options have vested with the achievement of certain prospective milestones with respect to the development of a marketable product relating to the technology. The remaining options will vest upon the achievement of further milestones. In addition, the Company granted options to purchase up to 1,500,000 shares of Common Stock, with an exercise price of $1.25 per share, to employee Ronald P. Lang for his contributions to the development of the technology. Of the 1,500,000 options, 900,000 options have vested with the achievement of certain prospective milestones with respect to the development of a marketable product relating to the technology. The remaining options will vest upon the achievement of further milestones.

         LABORATORY SERVICES

         The Company obtains laboratory services from an entity controlled by an officer/shareholder of the Company. Laboratory service fees charged by the entity for the three months ended March 31, 2006 amounted to $14,499 included in cost of medical services. Laboratory service fees charged by the entity for the three months ended March 31, 2005 amounted to $13,181 included in cost of medical services.

         DIALYSIS SERVICES

         The Company provides dialysis services to patients at facilities operated by an entity owned approximately 15% by an officer/shareholder of the Company. Fees for dialysis services charged to the entity during the three months ended March 31, 2006 and 2005 amounted to approximately $74,725 and $97,300, respectively.

         DUE TO STOCKHOLDERS

         As of March 31, 2006, the Company owed $105,966 to two of its stockholders which are due on demand. No interest was charged on these advances for the three months ended March 31, 2006.

         INTEREST

         The Company incurs related party interest on two notes with stockholders described in note 3, the note with Victor Gura, M.D. described above, and advances from two stockholders due on demand. As of March 31, 2006, accrued expenses included $31,767 of accrued interest on all related party notes payable. For the three months ended March 31, 2006, interest expense included $207,767 of interest charged on the related party notes payable and advances.

7.       SUBSEQUENT EVENTS

         As of March 31, 2006, long-term debt included $211,568 for a settlement payable due in monthly installments of $1,000 to a vendor. The Company settled this long-term debt in April 2006 for a reduced amount of $30,000.

         As of March 31, 2006, long-term debt included $276,192 for a settlement payable, due in monthly installments of $7,000 based on Judgment from the US District Court, Central District of California dated May 12, 2004 to settle a lawsuit from a creditor on two outstanding promissory notes. The Company settled this long-term debt in April 2006 for a reduced amount of $150,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q, OR THE REPORT, ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF NATIONAL QUALITY CARE, INC., A DELAWARE CORPORATION (REFERRED TO IN THIS REPORT AS "WE," "US," "OUR" OR "REGISTRANT") AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE COMMISSION, REPORTS TO OUR STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS DISCUSSED UNDER THE SECTION ENTITLED "RISK FACTORS," IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005. WE FILED OUR FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005 ON MAY 1, 2006. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

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

         Our dialysis business in its present volume does not generate enough positive cash flow. Our operating income from operations of the dialysis business has totaled approximately $200,500 and $714,000 for the three months ended March 31, 2006 and for the year ended December 31, 2005, respectively, and is not likely ever to generate enough cash flow to contribute significant amounts to research and development of new technologies. This research has led us to advanced development of our Wearable Kidney. The majority of funds used for research during this period has come from sales of our common stock, stockholder and bank financing, and cash flow from our dialysis services business.

         While we have continued to operate our dialysis services operation, and while this operation generates 100% of our revenues, our board of directors has nevertheless determined that it is in the best interests of our stockholders for us to focus principally on completion of the development and eventual commercial marketing of the Wearable Kidney for dialysis and other medical applications. Moreover, we have devoted all available financial and personnel resources to research and development. To this end, we are considering disposing completely of our dialysis business operations in order to dedicate all of our scientific resources to this task of bringing the Wearable Kidney to market. During the three months ended March 31, 2006 and 2005, we incurred approximately $321,000 and $326,000, respectively, in research and development costs associated with the Wearable Kidney. The development costs were funded through debt and equity financing and LACD operations.

GOING CONCERN

         For the past several years, the Company has experienced net operating losses, and as of March 31, 2006 has an accumulated deficit of $9,703,021 and a working capital deficiency (defined as current assets minus current liabilities) of $4,597,833. In addition, total liabilities exceed total assets by $4,905,299. Such deficiencies indicate the Company may not be able to meet its current obligations as they come due without additional financing or positive cash flow from operating activities.

Management has taken certain actions and is pursuing additional measures to support the Company's immediate operating plan, including the following:

         o Conducting a private placement beginning in April, 2005, with maximum possible offering proceeds from the sale of its common stock of $5,025,000. As of March 31, 2006, the Company raised net proceeds of $551,248 relating to this offering. The Company is actively seeking investors under this offering.

         o As described in Note 3 to the condensed consolidated financial statements, stockholders have loaned $1,150,000 to the Company.

         o The Company is currently negotiating reductions in amounts due its creditors. See note 7 to the condensed consolidated financial statements, and "Subsequent Events" below for reductions negotiated subsequent to March 31, 2006.

         o Efficiencies in operations have been improved by shifting service days to certain patients in order to yield a more steady flow of service revenue and thereby minimize the cost of patient service.

CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, derivative liabilities, income taxes, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements

         DERIVATIVE LIABILITIES

         The Company has issued common stock with detachable warrants under a private placement offering and accounts for such securities in accordance with Emerging Issues Task Force ("EITF") Issue Nos. 00-19 and 05-04, and Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended ("SFAS 133"). In 2005 and 2006, certain common stock and warrants sold by the Company granted the holder's mandatory registration rights which were contained in the terms governing the private placement offering. The mandatory rights provision results in share settlement not being controlled by the Company, accordingly they qualify as derivative instruments in accordance with EITF 00-19. At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity.

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

         STOCK-BASED COMPENSATION

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised
2004), "Share-Based Payment" ("SFAS 123R"), that requires companies to expense the value of employee stock purchase plans, stock option grants and similar awards at the beginning of their next fiscal year that begins after December 15, 2005 and requires the use of either the modified prospective or the modified retrospective application method. The Company adopted SFAS 123R on January 1, 2006 under the modified prospective method; as such, prior periods do not include share-based compensation expense related to SFAS 123R. The modified prospective method requires the application of SFAS 123R to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption are recognized as the remaining services are rendered. The Company recognizes the fair value of stock-based compensation awards in selling, general and administrative expense, and research and development expense in the condensed consolidated statement of operations on a straight line basis over the requisite service periods, or, for awards with performance conditions, when the performance condition is met.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

         For the three months ended March 31, 2006 and 2005 medical service revenue increased approximately 20.5% to $1,149,460 from $954,248 respectively. This increase primarily resulted from a increase in chronic patient volume in hemodialysis services. At the same time patient volume in acute services slightly decreased.

         Operating expenses for the three months ended March 31, 2006 increased by 27.7% to $1,592,139 from $1,246,809 for the three months ended March 31, 2005. Total operating expenses include (i) cost of medical services, (ii) selling, general and administrative expenses, (iii) research and development expenses, and (iv) depreciation and amortization as follows:

         Cost of medical services for the three months ended March 31, 2006 increased 19.4 % to $806,269 from $675,345 for the three months ended March 31, 2005. Cost of medical services primarily consists of two (2) categories: (i) Medical services and supplies, and (ii) Outside services. The primary reason for the increase in cost of medical services is the increase in the chronic patient volume as noted above in medical service revenue.

         Selling, general and administrative expenses during the three months ended March 31, 2006 increased 92.8% to $444,582 from $230,554 during the three months ended March 31, 2005. This increase was primarily the result of increases in accounting fees of approximately $35,500, and legal fees of approximately $170,000. Accounting and legal fees increased due primarily to increased efforts through the use of consultants in meeting filing requirements.

         Research and development expenses for the wearable artificial kidney device in the first quarter of 2006 amounted to approximately $320,845. These expenses include: legal fees; payments to 2 independent consultants and 3 full time employees working on the project; expenses to conduct internal lab tests; and supplies and materials to construct a model of a wearable artificial kidney. Also, since Dr. Gura devotes 100% of his time to the project and his payroll expenses were allocated to research and development expenses. Prior to the research and development endeavor, Dr. Gura's time was devoted primarily to our operations and therefore his salary and related expenses were included in selling, general and administrative expenses. Expenses incurred in the first quarter of 2005 were $325,992.

         Depreciation and amortization expense during the three months ended March 31, 2006 increased approximately 37.0% to $20,443 from $14,918 during the three months ended March 31, 2005. The increase is due to the purchase of new dialysis machines for our chronic unit during November 2005.

         As a result of the foregoing and the recognition of a $1,009,441 loss from change in the derivative liability, we generated a net loss of $1,679,406 during the three months ended March 31, 2006 as compared to a net loss of $311,544 during the three months ended March 31, 2005. We experienced a loss from operations during the three months ended March 31, 2006 of $442,679 compared to a loss from operations of $292,561 during the three months ended

March 31, 2005. Margins between medical revenues and medical expenses have decreased from recent years due to increased costs of medical services in patient treatments. We will need to control our costs of expenses and our selling, general and administrative expenses, both in amounts and as a percentage of revenues, in order to move toward profitable operations.

         As of March 31, 2006, we had net operating loss carryforwards totaling approximately $11,825,000 for federal tax purposes, expiring through 2025. The federal net operating loss carryforwards include $3,700,000, which are limited by IRC Section 1502; however, the annual effects of such limitations have not been determined. In addition, we had net operating loss carryforwards of approximately $5,533,000 for state tax purposes, which begin to expire in 2015.

LIQUIDITY AND CAPITAL RESOURCES.

         At March 31, 2006, the ratio of current assets to current liabilities was .20 to 1.00 compared to .21 to 1.00 at December 31, 2005.

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

         Our cash flow needs for the three months ended March 31, 2006 were primarily provided from operations and from advances from shareholders. We had a working capital deficit of approximately $4,597,833 at March 31, 2006. The working capital deficit at December 31, 2005 was approximately $3,202,980. Unless we establish more profitable operations, we may need to obtain a working line of credit and/or additional external financing to satisfy cash flow needs in the future. We have taken measures to obtain additional contracts with hospitals to increase our acute services. We successfully increased the number of our chronic patients in the dialysis unit during the three months ended March 31, 2006 compared to the three months ended March 31, 2005, and will continue our efforts to increase chronic patients. We are also continuing efforts to obtain funds through our 2005 private placement offering.

         As of March 31, 2006, we had long-term borrowings in the aggregate amount of $2,337,857 the current portion of which was $1,521,780. As of December 31, 2005, we had aggregate long-term borrowings of $924,729, the current portion of which was $150,004. Long term borrowings as of March 31, 2006 increased by $1,413,128 as compared with December 31, 2005.

         On February 3, 2006, the Company converted $300,000 of accounts payable at December 31, 2005 to a promissory note, collateralized by dialysis equipment and guaranteed by a stockholder, payable $9,000 per month commencing March 5, 2006, including interest at 0.50% over the bank's index rate, as defined (8% initially), maturing February 5, 2009 when all remaining unpaid principal is due.

         On March 27, 2006, the Company entered into a $1,100,000 uncollateralized convertible promissory note with a stockholder, bearing interest at 8% per annum, payable on March 27, 2007. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company's common stock at a conversion price of $0.48 per share.

         On March 27, 2006, the Company entered into a $50,000 uncollateralized convertible promissory note with a stockholder, bearing interest at 8% per annum, payable on March 27, 2007. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company's common stock at a conversion price of $0.48 per share.

         As of March 31, 2006, long-term debt included $181,568 for a settlement payable due in monthly installments of $1,000 to a vendor. The Company settled this long-term debt in April 2006 for a reduced amount of $30,000.

         As of March 31, 2006, long-term debt included $276,192 for a settlement payable, due in monthly installments of $7,000 based on Judgment from the US District Court, Central District of California dated May 12, 2004 to settle a lawsuit from a creditor on two outstanding promissory notes. The Company settled this long-term debt in April 2006 for a reduced amount of $150,000.

         Based on the acquisition of new contracts to provide inpatient services and the increase outpatients visits overall, we believe that we will be able to finance the costs of our operations, including the payment of obligations as they come due, from existing cash, cash generated by operations and from loans currently in place. However, we experienced losses from operations during the three months ended March 31, 2006. If we do not develop profitable operations, we will require additional financing from external sources to finance ongoing operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

ITEM 3.  CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer, Chief Financial Officer and Controller, to allow timely decisions regarding required disclosure.

         The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006.

         (b)  Changes in Internal control

         Management determined that as of March 31, 2006, there have been no changes in the Company's internal controls over financial reporting that occurred during the first quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On March 27, 2006 the Company has entered into a securities purchase agreement with each of two of its directors, Leonardo Berezovsky, M.D. and Robert M. Snukal, to convert a total of $1,150,000 in existing loans into unsecured convertible promissory notes. These notes are convertible into shares of common stock of the Company at a conversion price of $0.48 per share, which is the five-day average closing price ending on March 24, 2006. The notes bear an interest rate of eight percent and are convertible at any time until their date of maturity, or March 27, 2007.

         In April 2005, we began conducting a private placement of 134 units of our securities. Each Unit consists of: (i) 50,000 shares of our Common Stock, or the Shares, at a purchase price of $0.75 per Share and (ii) 25,000 Class A Common Stock Purchase Warrants, or the Warrants. Each Warrant entitles the holder to purchase one Share at an exercise price of $1.25 per Share from the date of purchase through March 31, 2007. The number of Shares and Warrants which make up each Unit will increase if, on August 31, 2005, the closing price, or the Adjusted Closing Price of our Common Stock on the market on which our Common Stock normally trades is less than $0.75 per share. Upon occurrence of such event, we will issue an additional number of Shares per Unit so that, when added to the original 50,000 Shares, the new total, when multiplied by the Adjusted Closing Price, will equal $37,500 per Unit, PROVIDED, HOWEVER, that the Adjusted Closing Price will in no event be lower than $0.50 per Share. At the same time, an additional number of Warrants equal to fifty percent of the additional number of Shares will be issued. No value will be assigned to the Warrants. Under certain circumstances, we will file a registration statement with the Commission in respect of the Shares and the shares underlying the Warrants, or Warrant Shares. As of March 31, 2006, we have sold 16 Units totaling 1,000,000 shares for proceeds of $485,523 net of offering costs of $114,475. One-half unit representing 31,250 shares was sold during the three months ended March 31, 2006 for proceeds of $16,900 net of offering costs of $1,850.

            During the three months ended March 31, 2006, the Company issued an aggregate of 30,000 shares of its common stock to an employee upon the exercise of stock options at $0.07 per share. The Company received $2,100 of proceeds, net of costs and fees.

         SUBSEQUENT ISSUANCES OF UNREGISTERED SECURITIES

         During April, 2006, the Company issued options to purchase 3,250,000 shares of common stock to employees and directors. These options have an exercise price of $0.65 per share, expire in 10 years, and vest immediately.

         During April, 2006, the Company issued 41,667 shares of its common stock to an investor at $0.60 per share, or $25,000. In conjunction with this issuance of shares, the Company issued warrants to purchase 20,833 shares of common stock. These warrants have an exercise price of $1.25 per share, vest immediately upon issuance, and expire March 31, 2007.

         During May, 2006, the Company issued 300,000 shares of its common stock to an employee upon exercise of stock options at $0.07 per share. The Company received $21,000 of proceeds, net of costs and fees.

         During May, 2006, the Company issued 2,000,000 shares of its common stock to consultants at $0.50 per share in exchange for $1,000,000 of consulting services.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Reports on Form 8-K

                  We filed a current report on Form 8-K on March 27, 2006 announcing that the Company has entered into a securities purchase agreement with each of two of its directors, Leonardo Berezovsky, M.D. and Robert M. Snukal, to convert a total of $1,150,000 in existing loans into unsecured convertible promissory notes. These notes are convertible into shares of common stock of the Company at a conversion price of $0.48 per share, which is the five-day average closing price ending on March 24, 2006. The notes bear an interest rate of eight percent and are convertible at any time until their date of maturity, or March 27, 2007.

                  We filed a current report on Form 8-K on April 19, 2006 announcing the Company's late filing of its annual report on Form 10-KSB for the year ended December 31, 2005.

         (b)      Exhibits

                  31.1 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            NATIONAL QUALITY CARE, INC.

Date:  May 22, 2006                         By:  /s/   ROBERT SNUKAL
                                                 -----------------------------
                                                       ROBERT SNUKAL
                                            INTERIM CHIEF EXECUTIVE OFFICER AND
                                                          DIRECTOR