Form 10QSB
period 2006-06-30
NATIONAL QUALITY CARE INC
filed 2006-08-18
CIK 872544

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                         Commission file number: 0-19031

                           NATIONAL QUALITY CARE, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                  84-1215959
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                 Identification Number.)

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

                                 YES [X]  NO [ ]

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                  Class                          Outstanding at June 30, 2006
----------------------------------------     -----------------------------------
      Common Stock, $0.01 per share                       42,289,215

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

         Item 1.     Condensed Financial Statements...............................................................1

                      Condensed Consolidated Balance Sheets as of  June 30, 2006 (Unaudited) and
                      December 31, 2005...........................................................................1

                      Condensed Consolidated Statements of Operations (Unaudited) for the Three
                      Months and Six Months Ended June 30, 2006 and 2005..........................................3

                      Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months
                      Ended June 30, 2006 and 2005................................................................4

                      Notes To Condensed Consolidated Financial Statements June 30, 2006..........................7

         Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......19

         Item 3.     Controls and Procedures.....................................................................25

Part II - Other Information......................................................................................25

         Item 1.     Legal Proceedings...........................................................................25

         Item 2.     Unregistered Sales of Equity Securities and Use Of Proceeds.................................25

         Item 3.     Defaults Upon Senior Securities.............................................................27

         Item 4.     Submission of Matters to Vote of Security Holders...........................................27

         Item 5.     Other Information...........................................................................27

         Item 6.     Exhibits and Reports on Form 8-K............................................................27

Signatures.......................................................................................................30




                                  PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   NATIONAL QUALITY CARE, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                            AS OF JUNE 30, 2006 AND DECEMBER 31, 2005


                                                                     JUNE 30,       DECEMBER 31,
                                                                       2006             2005
                                                                   ------------     ------------
ASSETS                                                              (UNAUDITED)

CURRENT ASSETS
   Cash and cash equivalents                                       $  1,762,410     $     35,005
   Accounts receivable - net of allowance for doubtful
     accounts of $162,000 in 2006 and $142,000 in 2005
     - discontinued operations                                          367,799          728,322
   Note receivable                                                    2,000,000               --
   Supplies inventory - discontinued operations                              --           50,007
   Prepaid expenses and other assets                                     35,624               --
   Prepaid expenses and other assets - discontinued operations           45,185           27,940
                                                                   ------------     ------------
          Total current assets                                        4,211,018          841,274
                                                                   ------------     ------------

PROPERTY AND EQUIPMENT, NET - discontinued operations                        --          391,209
                                                                   ------------     ------------

OTHER ASSETS
   Guarantee fee, net of accumulated amortization of $90,732
     in 2006 and $24,197 in 2005                                             --           66,535
   Technology rights, net of accumulated amortization of
     $22,714 in 2006 and $19,845 in 2005                                 77,286           80,155
                                                                   ------------     ------------
       Total other assets                                                77,286          146,690
                                                                   ------------     ------------

       Total Assets                                                $  4,288,304     $  1,379,173
                                                                   ============     ============


                                           (Continued)

             See accompanying notes to condensed consolidated financial statements.



                                     NATIONAL QUALITY CARE, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                              AS OF JUNE 30, 2006 AND DECEMBER 31, 2005


                                LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                        JUNE 30,         DECEMBER 31,
                                                                          2006              2005
                                                                     -------------      -------------
                                                                      (UNAUDITED)
CURRENT LIABILITIES

   Accounts payable                                                  $     525,505      $     363,671
   Accounts payable - discontinued operations                              419,945          1,084,662
   Accrued expenses                                                        346,223            355,750
   Accrued expenses - discontinued operations                               66,990            616,954
   Due to stockholders - discontinued operations                           105,966            105,966
   Current portion of long-term debt, net of discount of
       $474,555 at June 30, 2006                                         1,375,445                 --
   Current portion  of long-term debt - discontinued
       operations                                                        1,100,000            150,004
   Derivative Liability                                                  4,108,178          1,367,247
                                                                     -------------      -------------
          Total current liabilities                                      8,048,252          4,044,254

LONG-TERM DEBT                                                                  --            100,000
LONG-TERM DEBT - discontinued operations                                        --            674,725
                                                                     -------------      -------------

          Total liabilities                                              8,048,252          4,818,979
                                                                     -------------      -------------

STOCKHOLDERS' DEFICIT
   Preferred stock, $.01 par value, 5,000,000 shares authorized;
     no shares issued and outstanding                                           --                 --
   Common stock, $.01 par value, 50,000,000 shares authorized;
     42,289,215 and 37,909,072 shares issued and outstanding as
     of June 30, 2006 and December 31, 2005, respectively                  422,892            379,091
   Additional paid-in capital                                            7,979,826          4,268,275
   Receivables from stockholders, net                                      (45,215)           (63,557)
   Accumulated deficit                                                 (12,117,451)        (8,023,615)
                                                                     -------------      -------------

     Total stockholders' deficit                                        (3,759,948)        (3,439,806)
                                                                     -------------      -------------

     Total liabilities and stockholders' deficit                     $   4,288,304      $   1,379,173
                                                                     =============      =============


               See accompanying notes to condensed consolidated financial statements.



                                             NATIONAL QUALITY CARE, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                              JUNE 30,                            JUNE 30,
                                                       2006              2005              2006              2005
                                                   ------------      ------------      ------------      ------------
OPERATING EXPENSES
      Selling, general and administrative,
        including stock-based compensation of
        $12,063 and $2,424,476 for the three
        and six months ended June 30, 2006,
        respectively                               $  3,123,226      $    111,313      $  3,445,569      $    234,555
     Research and Development                           465,928           271,475           786,773           597,467
                                                   ------------      ------------      ------------      ------------
       Total Operating Expenses                       3,589,154           382,788         4,232,342           832,022
                                                   ------------      ------------      ------------      ------------

           Loss from operations                      (3,589,154)         (382,788)       (4,232,342)         (832,022)
                                                   ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
     Interest expense                                  (183,832)               --          (397,301)               --
     Interest income                                     10,018                --            10,122                --
     Loss from change in derivative liability        (1,687,740)               --        (2,697,181)               --
     Loan fee                                                --            (4,538)               --            (9,073)
     Other income (expense)                               6,577                --             6,577                --
                                                   ------------      ------------      ------------      ------------
       Total other expense                           (1,854,977)           (4,538)       (3,077,783)           (9,073)
                                                   ------------      ------------      ------------      ------------

           Loss from continuing operations
             before taxes on income                  (5,444,131)         (387,326)       (7,310,125)         (841,095)

TAXES ON INCOME                                              --                --                --                --
                                                   ------------      ------------      ------------      ------------

    LOSS FROM CONTINUING OPERATIONS                  (5,444,131)         (387,326)       (7,310,125)         (841,095)
                                                   ------------      ------------      ------------      ------------

DISCONTINUED OPERATIONS
   Income from operations of the discontinued
      component, including gain on disposal
      of $3,013,469 in 2006                           3,029,697           154,405         3,216,287           296,626
   Taxes on income                                           --                --                --                --
                                                   ------------      ------------      ------------      ------------
   Net gain on discontinued operations                3,029,697           154,405         3,216,287           296,626
                                                   ------------      ------------      ------------      ------------

         NET LOSS                                  $ (2,414,434)     $   (232,921)     $ (4,093,838)     $   (544,469)
                                                   ============      ============      ============      ============

Earnings (Loss) per weighted average share of
  common stock outstanding - basic and diluted
         From continuing operations                $      (0.14)     $      (0.01)     $      (0.19)     $      (0.02)
         From discontinued operations              $       0.08                --      $       0.09      $       0.01
                                                   ------------      ------------      ------------      ------------
TOTAL BASIC AND DILUTED LOSS PER SHARE             $      (0.06)     $      (0.01)     $      (0.10)     $      (0.01)
                                                   ============      ============      ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  BASIC AND DILUTED                                  40,250,325        37,264,718        39,113,149        37,078,554
                                                   ============      ============      ============      ============


                       See accompanying notes to condensed consolidated financial statements.



NATIONAL QUALITY CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                      2006                2005
                                                                                  -------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Continuing operations

       Loss from continuing operations                                            $  (7,310,125)     $    (841,095)
       Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
         Amortization of finance cost                                                        --              9,073
         Amortization of guarantee fee                                                   66,535                 --
         Amortization of technology rights                                                2,869                 --
         Amortization of loan discount                                                  106,695                 --
         Interest from options grant                                                    204,000                 --
         Stock-based compensation - consultant                                        1,000,000                 --
         Stock-based compensation - directors and employees                           1,433,413                 --
         Amortization of deferred director compensation from options grant                3,126                 --
         Loss from change in derivative liabilities                                   2,697,181                 --
         Extinguished liabilities net of costs                                           (9,877)                --
         Changes in operating assets and liabilities:
           Prepaid expenses and other assets                                            (32,500)             4,041
           Accounts payable and accrued expenses                                        203,116              8,481
                                                                                  -------------      -------------

         Net cash used in continuing operations                                      (1,635,567)          (819,500)
                                                                                  -------------      -------------

   Discontinued operations
       Net gain on discontinued operations                                            3,216,287            296,626
       Adjustments to reconcile net gain from discontinued operations to net cash (used in) provided by discontinued operating activities:
         Depreciation and amortization                                                   34,071             29,415
         Provision for doubtful accounts                                                 20,000                 --
         Gain on disposal of assets                                                  (3,013,469)                --
         Extinguished liabilities net of costs                                         (162,913)                --
         Changes in discontinued operations operating assets and liabilities:
           Accounts receivable                                                          340,523            (25,767)
           Supplies inventory                                                             2,842            (22,955)
           Prepaid expenses and other assets                                            (17,244)             8,082
           Accounts payable and accrued expenses                                       (912,542)            16,962
                                                                                  -------------      -------------
         Net cash (used in) provided by discontinued operations                        (492,445)           302,363
                                                                                  -------------      -------------
         Net cash used in operating activities                                       (2,128,012)          (517,137)
                                                                                  -------------      -------------


                                                    (Continued)



                                        NATIONAL QUALITY CARE, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                              FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005


                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                              2006                2005
                                                                          -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments on notes receivable from stockholders                                 18,341              3,846
  Cash received from the disposal of assets - discontinued operations         1,286,767                 --
                                                                          -------------      -------------

            Net cash provided by investing activities                         1,305,108              3,846
                                                                          -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                                      43,750            438,750
   Payment of offering costs                                                     (8,225)                --
   Exercise of stock options                                                     17,100              5,000
   Exercise of stock warrants                                                   300,000                 --
   Advances from stockholders - discontinued operations                         100,000                 --
   Proceeds from  convertible  notes payable - related  parties
     - $1,000,000 for discontinued operations                                 1,650,000                 --
   Proceeds from notes payable - related parties                              1,200,000                 --
  Repayment of long-term borrowings - discontinued operations                  (752,316)           (88,166)
                                                                          -------------      -------------

         Net cash provided by financing activities                            2,550,309            355,584
                                                                          -------------      -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       1,727,405           (157,707)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                  35,005            157,707
                                                                          -------------      -------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $   1,762,410      $          --
                                                                          =============      =============


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for
     Interest                                                             $      18,214      $      20,252
                                                                          =============      =============
     Income taxes                                                         $          --      $          --
                                                                          =============      =============


                                                (Continued)

                                                    5

                           NATIONAL QUALITY CARE, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     During the first six months of 2006, the Company entered into the following transactions:

          o The Company reclassified $43,750 of additional paid-in capital as a derivative liability.

          o The Company converted $100,000 of amounts due to an officer and director at December 31, 2005 to convertible notes payable on March 27, 2006.

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

          o The Company issued 50,000 options on February 12, 2006 to a director. The fair value of these options on the date of grant amounted to $6,250, was recorded as deferred director compensation, and is being amortized to director compensation (in selling, general and administrative expense) on the straight-line method throughout 2006. Amortization amounted to $3,126 for the six months ended June 30, 2006.

          o The Company issued 150,000 warrants on January 15, 2006 to a consultant for private placement offering costs. The fair value of these warrants on the date of grant amounted to $57,500 and was recorded as offering costs in the equity section of the balance sheet.

          o On May 31, 2006, the Company completed the sale of substantially all of its assets used in the chronic care dialysis clinic. On June 15, 2006, the Company completed the sale of the acute care dialysis unit. Property and equipment with a net book value of $357,138 and inventory amounting to $47,165 were sold for $3,417,772 resulting in a gain on disposal of $3,013,469. A summary of cash received from the disposal of assets is as follows:

               $   3,417,772         Gross sale proceeds
                  (2,000,000)        Less amount representing note receivable
                    (131,005)        Less amount satisfied by existing loan
                                       payable to purchaser including unpaid
                                       accrued interest
               --------------
               $   1,286,767         Cash received from the disposal of assets
               ==============

          o On April 25, 2006, the Company entered into a $600,000 uncollateralized convertible promissory note with a stockholder and recorded a discount for a beneficial conversion feature of $581,250. For the three and six months ended June 30, 2006, the Company recognized $106,695 of amortized discount in interest expense.

          o During the second quarter 2006, one of the Company's directors successfully negotiated settlements with various creditors that resulted in the extinguishment of $372,413 of long-term debt, and $21,940 of accounts payable. The director was issued 443,126 shares of common stock at a market price of $0.50 per share on May 31, 2006 as compensation totaling $221,563. The extinguished debt and accounts payable totaled $172,790 net of the compensation cost and is included in other income on the statement of operations. Of the net amount, $9,877 is from continuing operations, and $162,913 is from discontinued operations.


     See accompanying notes to condensed consolidated financial statements

                           NATIONAL QUALITY CARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


1.       ORGANIZATION

NATURE OF BUSINESS

         National Quality Care, Inc., ("the Company" or "NQCI"), is developing a wearable artificial kidney for dialysis and other medical applications. Continuous dialysis has always been possible for patients through several weekly three to four hour visits to a dialysis clinic being attached to a large machine. However, with a wearable artificial kidney, patients would be able to have 24-hour dialysis, 7 days a week, without requiring the patient to spend long hours attached to a large machine at a clinic, allowing them to maintain a reasonable life style.

         Until May 31, 2006 when the operations of the clinic were discontinued following the sale of substantially all of its assets (See Note 8), the Company, through its subsidiary, Los Angeles Community Dialysis, Inc., the dialysis clinic located in Los Angeles, California, provided dialysis services for patients suffering from chronic kidney failure and for patients suffering acute kidney failure through a visiting nursing program contracted to several Los Angeles County hospitals.


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

BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements represent the financial activity of National Quality Care, Inc. and its subsidiary. The consolidated financial statements for the three and six months ended June 30, 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information in the US and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal three and six months ended June 30, 2006 included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All inter-company transactions were eliminated. The Company's fiscal year ends on December 31 each year. The financial statements and notes are representations of the management and the Board of Directors who are responsible for their integrity and objectivity.

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

         As of June 30, 2006, the $4,108,178 derivative liability is comprised of $624,998 representing the amount of proceeds received from the issuance of common stock under the private placement offering, $13,444 representing the fair value of warrants issued with common stock under the private placement offering, and $3,469,736 representing the fair value of the excess of common shares required to settle all outstanding contracts as of June 30, 2006 over the number of authorized but unissued shares at June 30, 2006. Outstanding contracts include stock options, warrants, and convertible notes payable. The Company recognized a loss from change in derivative liability during the three and six months ended June 30, 2006 in the amount of $1,687,740 and $2,697,181, respectively.

             The fair value of warrants issued with common stock under the private placement offering and the excess of common shares required to settle all outstanding contracts as of June 30, 2006 over the number of authorized but unissued shares at June 30, 2006 was estimated on June 30, 2006 using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics significantly different from those of traded options and warrants, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock option and warrants. The expected dividend yield assumption is based on the Company's expectation of dividend payouts. Expected volatilities are based on historical volatility of the Company's stock. The average risk-free interest rate is based on the U.S. treasury yield curve in effect as of June 30, 2006. The expected life for warrants is based on their nine month remaining life. The expected life of excess shares is based on the estimated weighted average remaining life of the options and warrants outstanding at June 30, 2006. A weighted average exercise price was used to value excess shares. In addition to the assumptions in the table, the Company applies a forfeiture-rate assumption in its estimate of fair value that is primarily based on historical annual forfeiture rates of the Company.

                                                               Six Months Ended
                                                                 June 30, 2006
                                                               -----------------
         Expected dividend yield                                           0.00%
         Expected volatility                                                 73%
         Average risk-free interest rate                          5.12% to 5.23%
         Expected life (in years)                                  0.75 and 3.79
         Weighted average exercise price for excess shares                 $0.73

Components of the derivative liability are presented below for periods ending June 30, 2006 and December 31, 2005.

                                                                 June 30, 2006       December 31, 2005
                                                                 -------------       -----------------
         Derivative Liability
               Issuance of common stock under private
                 placement during 2005                           $    581,248          $    581,248
               Issuance of common stock under private
                 placement during three months ending March
                 31, 2006 at date of issuance                          18,750                    --
               Issuance of common stock under similar
                 terms as the private placement during three
                 months ending June 30, 2006 at date of
                 issuance                                              25,000                    --
               Issuance of warrants under private
                 placement during 2005                                 12,502               271,191
               Issuance of warrants under private
                 placement during three months ending March
               31, 2006                                                   403                    --
               Issuance of warrants under similar terms as
                 the private placement during three months
                 ending June 30, 2006                                     538                    --
               Fair value of the excess of common shares
                 required to settle all outstanding
                 contracts as of December 31, 2005                    779,088               514,808
               Fair value of the excess of common shares
                 required to settle all outstanding
                 contracts issued during the six months
                 ending June 30, 2006                               2,690,649                    --
                                                                 ------------          ------------

         Total Derivative Liability                              $  4,108,178          $  1,367,247
                                                                 ============          ============

REVENUE RECOGNITION

         The Company complies with the provisions of Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements" and recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably assured.

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

ADVERTISING

         Advertising expense for the six months ended June 30, 2006 amounted to approximately $1,190. There was no advertising expense for the six months ended June 30, 2005.

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

STOCK-BASED COMPENSATION

         As of June 30, 2006, the Company has adopted 3 stock option plans for the benefit of officers, directors, employees, independent contractors and consultants of the Company. These plans include: (i) the 1998 Stock Option Plan,
(ii) the 1996 Stock Option Plan, and (iii) the 1996 Employee Compensatory Stock Option Plan. In addition to these plans, the Company grants various other stock options and warrants directly to certain parties. The Company grants all such awards as incentive compensation to officers, directors, and employees, and as compensation for the services of independent contractors and consultants of the Company.

         1998 STOCK OPTION PLAN

         The Company's 1998 Stock Option Plan, which was approved by the board of directors and stockholders, permits the grant of share options to officers, directors, employees, independent contractors and consultants of the Company for up to 1,000,000 shares of common stock. The board of directors has the right to amend, suspend or terminate the 1998 Stock Option Plan at any time. Unless sooner terminated by the board of directors, the 1998 Stock Option Plan will terminate on April 8, 2008. As of June 30, 2006, the Company has granted options to purchase 712,000 shares of common stock under the 1998 Stock Option Plan, 75,000 of which have been exercised, and all of which have vested.

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

         1996 EMPLOYEE COMPENSATORY STOCK OPTION PLAN

         The Company's 1996 Compensatory Stock Option Plan, which was approved by the board of directors, permits the grant of share options to employees for up to 500,000 shares of common stock. As of June 30, 2006, the Company has granted options to purchase 436,000 shares of common stock under the 1996 Employee Compensatory Stock Option Plan.

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

         Stock grants: The Company generally grants stock relating to compensation to employees, directors and consultants at prices equal to the fair market value of the Company's stock at the date of grant. The Company recognizes compensation expense for the fair market value of the stock over the requisite service period.

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

                                                               Six Months Ended
                                                                 June 30, 2006
                                                           --------------------
                    Expected dividend yield                               0.00%
                    Expected volatility                              73% to 81%
                    Average risk-free interest rate              4.82% to 5.21%
                    Expected life (in years)                         0.9 to 6.5

         The Company did not issue stock options or warrants during the six months ended June 30, 2005.

         During the three and six months ended June 30, 2006, $1,434,976 and $1,436,539, respectively, of employee and director compensation cost has been charged against income from the grant of options. During the six months ended June 30, 2006, $57,500 of compensation to a consultant has been charged against equity from the grant of stock warrants. During the three and six months ended June 30, 2006, $1,000,000 of compensation to a consultant has been charged against income from the grant of common stock. During the three and six months ended June 30, 2006, $221,563 of director compensation cost has been charged against income from the grant of common stock. As of June 30, 2006, there was approximately $165,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. Of the amount, approximately $78,000 is employee compensation and approximately $87,000 is compensation to consultants. Of the approximate $78,000 of employee compensation, $17,400 is expected to be recognized throughout 2007, $11,200 is expected to be recognized each year throughout 2008, 2009, and 2010, $5,000 is expected to be recognized throughout 2011, $11,000 is expected to be recognized upon completion of human studies on the wearable artificial kidney device, and $11,000 is expected to be recognized upon first commercial sale of the wearable artificial kidney device in the market. Of the approximate $87,000 of compensation to consultants, $23,500 is expected to be recognized upon completion of human studies on the wearable artificial kidney device, $23,500 is expected to be recognized upon first commercial sale of the wearable kidney device in the market, and $40,000 is expected to be recognized upon the Company obtaining government funding.

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

         Following is the Company's stock option activity during the six months ended June 30, 2006:

         On January 2, 2006, the Company issued options to purchase 25,000 shares of common stock to the directors. The options vested upon issuance, have an exercise price of $0.62 per share, and expire in 10 years. The fair value of these options on the date of grant amounted to $10,500 and was recorded to director compensation.

         On February 12, 2006, the Company issued options to purchase 50,000 shares of common stock to a director due to partial vesting of an award granted February 12, 2003. The options have an exercise price of $0.07 per share and expire in 3 years. The fair value of these options on the date of grant amounted to $6,250, was recorded as deferred director compensation, and is being amortized to director compensation (in selling, general and administrative expense) on the straight-line method throughout 2006. Amortization of this deferred director compensation amounted to $3,126 for the six months ended June 30, 2006.

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

         On April 3, 2006, the Company issued options to purchase 25,000 shares of common stock to the directors. The options vested upon issuance, have an exercise price of $0.62 per share, and expire in 10 years. The fair value of these options on the date of grant amounted to $10,750 and was recorded to director compensation.

         On April 19, 2006, the Company issued options to purchase 3,250,000 shares of common stock to three directors. The options vested upon issuance, have an exercise price of $0.65 per share, and expire in 10 years. The fair value of these options on the date of grant amounted to $1,397,500 and was recorded to director compensation.

         On May 3, 2006, the Company issued options to purchase 130,000 shares of common stock to employees. The options vest over 1 and 5 year periods, have an exercise price of $0.60 per share, and expire in 10 years. The fair value of these options on the date of grant amounted to $55,900 and is being recognized on a straight line basis over the requisite service periods. The Company recorded employee compensation of $6,163 relating to these options during the three months ended June 30, 2006.

           On June 30, 2006, the Company issued options to purchase 25,000 shares of common stock to the directors. The options vested upon issuance, have an exercise price of $0.62 per share, and expire in 10 years. The fair value of these options on the date of grant amounted to $8,500 and was recorded to director compensation.

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

         The following table illustrates the effect on net income and net income per share had the Company recognized compensation expense consistent with the fair value provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" prior to the adoption of SFAS 123R:

                                                            Three Months Ended     Six Months Ended
                                                               June 30, 2005         June 30, 2005
                                                               -------------         -------------
         Net loss
               As reported                                     $   (232,921)         $   (544,469)
               Deduct: reported stock compensation expense
               under APB 25 - net of tax                                 --                    --
               Add:  fair value stock compensation expense
               under SFAS 123 - net of tax                               --                    --
                                                               ------------           -----------
         Pro forma net loss                                    $   (232,921)          $  (544,469)
                                                               ============           ===========

         Basic and diluted loss per share:
               As reported                                     $      (0.01)          $     (0.01)
                                                               ============           ===========
               Pro Forma                                       $      (0.01)          $     (0.01)
                                                               ============           ===========

         A summary of option activity relating to employee and director compensation as of June 30, 2006, and changes during the six months then ended is presented below:

                                                                                 Weighted-Average
                                                                                    Remaining
                                                             Weighted-Average      Contractual          Aggregate
             Options                           Shares         Exercise Price           Term          Intrinsic Value
--------------------------------------    ---------------    ----------------    ----------------    ----------------
Outstanding at January 1, 2006                 7,887,500     $          1.10                         $       593,650
Granted                                        3,455,000     $           .64                                       -
Exercised                                        (30,000)    $          0.07                         $       (18,600)
Forfeited                                              -     $             -
Converted                                              -     $             -
Expired                                         (150,000)    $          1.00                                       -
Canceled                                               -     $             -
                                          ---------------    ----------------
Outstanding at June 30, 2006                  11,162,500     $           .96               3.41      $       459,600
                                          ===============    ================     ==============     ================

Exercisable at June 30, 2006                   8,382,500     $           .88               4.23              435,600
                                          ===============    ================     ==============     ================

         The total intrinsic value of options exercised during the six months ended June 30, 2006 was $18,600.

         A summary of the status of the Company's nonvested option shares relating to employee and director compensation as of June 30, 2006, and changes during the six months then ended is presented below:

                                                                               Weighted-Average
                                                                                  Grant-Date
     Nonvested Options                                        Shares              Fair Value
----------------------------------------------------     ----------------     ------------------
Nonvested at January 1, 2006                                   2,700,000      $            0.01
Granted                                                          130,000      $            0.43
Vested                                                           (50,000)     $            0.13
Forfeited                                                              -      $               -
                                                         ----------------     ------------------
Nonvested at June 30, 2006                                     2,780,000      $            0.03
                                                         ================     ==================

         As of June 30, 2006, there was approximately $78,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements with employees. Of this amount, $17,400 is expected to be recognized throughout 2007, $11,200 is expected to be recognized each year throughout 2008, 2009, and 2010, $5,000 is expected to be recognized throughout 2011, $11,000 is expected to be recognized upon completion of human studies on the wearable artificial kidney device, and $11,000 is expected to be recognized upon first commercial sale of the wearable artificial kidney device in the market.

         A summary of warrant activity relating to employee and director compensation as of June 30, 2006, and changes during the six months then ended is presented below:

                                                                                  Weighted-Average
                                                                                     Remaining
                                                             Weighted-Average       Contractual         Aggregate
           Warrants                            Shares         Exercise Price            Term         Intrinsic Value
--------------------------------------    ---------------    -----------------      -------------    ----------------
Outstanding at January 1, 2006                 2,250,000      $          0.20                        $       945,000
Granted                                                -      $             -
Exercised                                     (1,500,000)     $          0.20                                597,500
Forfeited                                              -      $             -
Converted                                              -      $             -
Expired                                                -      $             -
Canceled                                               -      $             -
                                          ---------------     ----------------
Outstanding at June 30, 2006                     750,000      $          0.20               5.39     $       262,500
                                          ===============     ================      =============    ================

Exercisable at June 30, 2006                     750,000      $          0.20               5.39             262,500
                                          ===============     ================      =============    ================

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

EARNINGS (LOSS) PER SHARE

         The Company utilizes SFAS No. 128, "Earnings per Share." Basic earnings
(loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. For the three and six months ended June 30, 2006 and 2005, 15,267,554 and 13,327,970 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

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

         In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES ("FIN 48"), an interpretation of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and will become effective for the Company for fiscal years beginning after December 15, 2006. The Company has not yet determined the effect of FASB No. 48 on its financial position, operations or cash flows.

3.       NOTE RECEIVABLE

         On May 31, 2006, the Company entered into a note receivable in connection with the sale of assets described in Note 8. The note includes interest payable quarterly at 6% per annum, is collateralized by a personal guarantee of the individual principal of Kidney Dialysis Center of West Los Angeles, LLC ("KDC") and an irrevocable letter of credit in the amount of $2,000,000, and is payable $1,000,000 by August 29, 2006, and principal payments of $30,000 per month commencing January, 2007. All remaining principal and any accrued interest on the note are due and payable within eight calendar days of the receipt by KDC of either (i) the Notice of Issuance to KDC of a California State Department of Health services license for operation by KDC of the dialysis care facility, or (ii) the transfer of the Company's Medicare provider number to KDC for operation by KDC of the facility.

4.       LONG-TERM DEBT

         On March 27, 2006, the Company entered into a $1,100,000 uncollateralized convertible promissory note with an officer and director, bearing interest at 8% per annum, payable on March 27, 2007. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company's common stock at a conversion price of $0.48 per share at any time. The Company evaluated the convertible debenture in accordance with EITF No. 05-02, and it was deemed to be "conventional". The conversion price on the date of issuance was set based on the fair value of the stock on the date of issuance. The proceeds were used for general corporate purposes.

         On March 27, 2006, the Company entered into a $50,000 uncollateralized convertible promissory note with a director, bearing interest at 8% per annum, payable on March 27, 2007. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company's common stock at a conversion price of $0.48 per share at any time. The Company evaluated the convertible debenture in accordance with EITF No. 05-02, and it was deemed to be "conventional". The conversion price on the date of issuance was set based on the fair value of the stock on the date of issuance. The proceeds were used for general corporate purposes.

         On April 25, 2006, the Company entered into a $600,000 uncollateralized convertible promissory note with a stockholder, bearing interest at 8% per annum, payable on April 25, 2007. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company's common stock at a conversion price of $0.32 per share at any time. The Company evaluated the convertible debenture in accordance with EITF No.s 98-5 and 00-27, and it was determined that the embedded conversion option within the debenture is beneficial to the holder because the conversion price of $0.32 per share was lower than the market price on the commitment date. The intrinsic value of the conversion option was calculated to be $581,250 and has been recognized as a reduction to the carrying amount of the debenture and as additional paid-in capital. This reduction to the carrying amount of the debenture, or discount, is being amortized to interest expense on the straight-line method over the term of the convertible promissory note. For the three and six months ended June 30, 2006, the Company recognized $106,695 of amortized discount in interest expense.

         On May 30, 2006, the Company entered into a $765,000 uncollateralized promissory note with a stockholder, bearing interest at 8% per annum, payable on demand.

         On June 9, 2006, the Company entered into a $360,000 uncollateralized promissory note with a stockholder, bearing interest at 8% per annum, payable on demand.

         On June 13, 2006, the Company entered into a $75,000 uncollateralized promissory note with a stockholder, bearing interest at 8% per annum, payable on demand.

5.       GOING CONCERN

         For the past several years, the Company has experienced net operating losses, and as of June 30, 2006 has an accumulated deficit of $12,117,451 and a working capital deficiency (defined as current assets minus current liabilities) of $3,837,234. In addition, total liabilities exceed total assets by $3,759,948. Such deficiencies indicate the Company may not be able to meet its current obligations as they come due without additional financing or positive cash flow from operating activities.

Management has taken certain actions and is pursuing additional measures to support the Company's immediate operating plan, including the following:

     o Conducting a private placement beginning in April, 2005, with maximum possible offering proceeds from the sale of its common stock of $5,025,000. As of June 30, 2006, the Company raised net proceeds of $551,248 relating to this offering. The Company is actively seeking investors under this offering and otherwise.

     o As described in Note 4, stockholders have loaned $2,950,000 to the Company.

     o As described in Notes 3 and 8, the Company discontinued the operations of the chronic and acute care dialysis clinic and sold substantially all of the clinic's assets in exchange for $1,286,767 of cash, a $2,000,000 note receivable, and satisfaction of $131,005 of a stockholder note payable plus accrued interest thereon.

     o The Company is currently negotiating reductions in amounts due its creditors. During the six months ended June 30, 2006, the Company successfully negotiated approximately $173,000 of reductions in amounts due its creditors net of related costs.

6.       SEGMENT INFORMATION

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

         Prior to the discontinued operations discussed in Note 8, the Company's reportable operating segments included dialysis services and development of a wearable artificial kidney. The Company currently operates in one segment, the development of a wearable artificial kidney. The accounting policies of the operating segment are the same as those described in the summary of significant accounting policies.

7.       RELATED PARTY TRANSACTIONS

         OFFICE SPACE

         The Company leases its corporate administrative offices on a month-to-month basis from Medipace Medical Group, Inc., a company in which the Company's chief executive officer is a majority shareholder. Total rent paid by the Company for each of the six months ended June 30, 2006 and 2005 amounted to $8,400.

         TECHNOLOGY PURCHASE AGREEMENT

         In December 2001, the Company entered into an agreement for the purchase of certain technology from its president, Victor Gura, M.D. The $100,000 purchase price was paid by a promissory note bearing interest at 7% per annum, due December 18, 2009, and collateralized by technology rights. The note may be canceled in the event that the per-share price of the Company's common stock equals or exceeds $5.00 per share at any time through the maturity date of the note. On June 15, 2006, the note was used to satisfy the purchase price of assets sold to Dr. Victor Gura and Dr. Ronald Lang as noted under the caption "Sale of assets" below (Also see Note 8). In connection with the purchase agreement, Dr. Gura assigned his rights to two pending United States Patents Applications relating to a Wearable Peritoneal Dialysis System and a Wearable Renal Replacement Therapy Device. The Company issued to Dr. Gura options to purchase up to 5,000,000 shares of Common Stock, with an exercise price of $1.25 per share. Of the 5,000,000 options, 3,000,000 options have vested with the achievement of certain prospective milestones with respect to the development of a marketable product relating to the technology. The remaining options will vest upon the achievement of further milestones. In addition, the Company granted options to purchase up to 1,500,000 shares of Common Stock, with an exercise price of $1.25 per share, to employee Ronald P. Lang for his contributions to the development of the technology. Of the 1,500,000 options, 900,000 options have vested with the achievement of certain prospective milestones with respect to the development of a marketable product relating to the technology. The remaining options will vest upon the achievement of further milestones.

         LABORATORY SERVICES

         The Company obtains laboratory services from an entity controlled by an officer/shareholder of the Company. Laboratory service fees charged by the entity for the six months ended June 30, 2006 amounted to $24,533, included in cost of medical services. Laboratory service fees charged by the entity for the six months ended June 30, 2005 amounted to $27,000, included in cost of medical services.

         DIALYSIS SERVICES

         The Company provided dialysis services to patients at facilities operated by an entity owned approximately 15% by an officer/shareholder of the Company. As of December 27, 2005, the officer/shareholder no longer has ownership in the entity. Fees for dialysis services charged to the entity during the six months ended June 30, 2005, when the officer/shareholder owned 15%, amounted to approximately $177,000.

         DUE TO STOCKHOLDERS

         As of June 30, 2006, the Company owed $105,966 to two of its stockholders which are due on demand. No interest was charged on these advances for the six months ended June 30, 2006.

         INTEREST

         The Company incurs related party interest on several notes with stockholders described in note 4, and the note with Victor Gura, M.D. described above. As of June 30, 2006, accrued expenses included $41,023 of accrued interest on all related party notes payable. For the six months ended June 30, 2006, interest expense included $354,634 of interest charged on the related party notes payable.

         SALE OF ASSETS

         As further described in Note 8, on June 15, 2006 the Company completed the sale of substantially all of its assets used in the acute care dialysis unit with a net book value of $36,030 for $131,005 to Dr. Victor Gura and Dr. Ronald Lang, stockholders, directors, and employees. The assets sold consisted of medical equipment, an automobile, and inventory. The purchase price was satisfied by the Company's obligation to Dr. Victor Gura of the same amount.

8.       DISCONTINUED OPERATIONS - DIALYSIS CLINIC

         On May 31, 2006, Los Angeles Community Dialysis, Inc. (LACD) completed the sale of substantially all of its assets used in the chronic care dialysis clinic. On June 15, 2006, LACD completed the sale of the acute care dialysis unit. The assets sold included property and equipment with a net book value of $357,138 and inventory amounting to $47,165. The decision to sell the dialysis units was based on the determination that it is in the best interest of the stockholders to focus principally on completion of the development and eventual commercial marketing of the wearable artificial kidney for dialysis and other medical applications. The assets used for patients suffering from chronic kidney failure were sold to Kidney Dialysis Center of West Los Angeles, LLC (KDC) pursuant to a purchase and sale agreement for $3,000,000. Of the purchase price, $1,000,000 was received at close, and $2,000,000 will be paid pursuant to a promissory note (See Note 3). In addition to the purchase price, at close, KDC contributed $253,000 towards pay-off of a loan secured by dialysis equipment, and paid $33,767 representing the cost of inventory. The acute care dialysis unit was sold to Dr. Victor Gura and Dr. Ronald Lang for $131,005. The purchase price was satisfied by the Company's obligation to Dr. Victor Gura of the same amount. As a result of the sale of LACD's assets, the Company accounted for the business of LACD as a discontinued operation for all periods presented in accordance with SFAS No. 144. Included in income from operations of the discontinued component on the accompanying condensed consolidated statements of operations (unaudited) is $3,013,469 representing gain on disposal of assets as a result of the sale of LACD assets.

9.       SUBSEQUENT EVENTS

         During July 2006, the Company paid $1,145,000 of convertible promissory notes owed to officers and directors.

         During July 2006, the Company issued 4,000,000 shares of common stock to directors at $0.30 per share, or $1,200,000. The directors purchased the shares using debt of the same amount owed them by the Company.


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

BACKGROUND

         OUR BUSINESS OPERATIONS

         Prior to May 31, 2006, our business consisted of two distinct operations. The first such segment was our dialysis operation, where we acted as a provider of integrated dialysis services for patients suffering from chronic kidney failure, also known as end-stage renal disease, or ESRD. These operations were conducted by the subsidiary Los Angeles Community Dialysis, Inc. ("LACD"). The second such segment is the development of a wearable artificial kidney, or Wearable Kidney, on which we have been working for the last 3 years. The operations of the clinic were discontinued when LACD completed the sale of substantially all of its assets used in the chronic care dialysis clinic on May 31, 2006, and the acute care dialysis unit on June 15, 2006. The decision to sell the dialysis units was based on the determination that it is in the best interest of the stockholders to focus principally on completion of the development and eventual commercial marketing of the wearable artificial kidney for dialysis and other medical applications. Although we have been operating this business for a number of years, we have been unable to grow for a number of reasons:

     o we had not been able to generate adequate cash resources, either from our operations or from outside financing, to fund a major expansion of our business, either by ourselves or with one or more co-venturers;

     o we were limited in our potential revenue-per-patient by federal and state reimbursement rules; and

     o the cap on the level of reimbursements by Medicare tended to inhibit innovation in the dialysis industry.

         The dialysis business did not generate enough positive cash flow to contribute significant amounts to research and development of new technologies, including the Wearable Kidney. We have devoted all available financial and personnel resources to research and development and bringing the Wearable Kidney to market. The majority of funds used for research during the six months ended June 30, 2006 and for the year ended December 31, 2005 has come from sales of our common stock, stockholder and bank financing, cash flow from our dialysis services business through May 31, 2006, and proceeds from the sale of assets used in the chronic and acute care dialysis clinic.

GOING CONCERN

         For the past several years, the Company has experienced net operating losses, and as of June 30, 2006 has an accumulated deficit of $12,117,451 and a working capital deficiency (defined as current assets minus current liabilities) of $3,837,234. In addition, total liabilities exceed total assets by $3,759,948. Such deficiencies indicate the Company may not be able to meet its current obligations as they come due without additional financing or positive cash flow from operating activities.

Management has taken certain actions and is pursuing additional measures to support the Company's immediate operating plan, including the following:

     o Conducting a private placement beginning in April, 2005, with maximum possible offering proceeds from the sale of its common stock of $5,025,000. As of June 30, 2006, the Company raised net proceeds of $551,248 relating to this offering. The Company is actively seeking investors under this offering and otherwise.

     o As described in Note 4 to the condensed consolidated financial statements, stockholders have loaned $2,950,000 to the Company.

     o As described in Notes 3 and 8 to the condensed consolidated financial statements, the Company discontinued the operations of the chronic and acute care dialysis clinic and sold substantially all of the clinic's assets in exchange for approximately $1,287,000 of cash, a $2,000,000 note receivable, and satisfaction of $131,005 of a stockholder note payable plus accrued interest thereon.

     o The Company is currently negotiating reductions in amounts due its creditors. During the six months ended June 30, 2006, the Company successfully negotiated approximately $173,000 of reductions in amounts due its creditors net of related costs.

CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, derivative liabilities, income taxes, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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


RESULTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005.

Discontinued Operations - Dialysis clinic:

         On May 31, 2006, Los Angeles Community Dialysis, Inc. (LACD) completed the sale of substantially all of its assets used in the chronic care dialysis clinic. On June 15, 2006, LACD completed the sale of the acute care dialysis unit. The assets sold included property and equipment with a net book value of $357,138 and inventory amounting to $47,165. The decision to sell the dialysis units was based on the determination that it is in the best interest of the stockholders to focus principally on completion of the development and eventual commercial marketing of the wearable artificial kidney for dialysis and other medical applications. The assets used for patients suffering from chronic kidney failure were sold to Kidney Dialysis Center of West Los Angeles, LLC (KDC) pursuant to a purchase and sale agreement for $3,000,000. Of the purchase price, $1,000,000 was received at close, and $2,000,000 will be paid pursuant to a promissory note. In addition to the purchase price, at close, KDC contributed $253,000 towards pay-off of a loan secured by dialysis equipment, and paid $33,767 representing the cost of inventory. The acute care dialysis unit was sold to Dr. Victor Gura and Dr. Ronald Lang for $131,005. The purchase price was satisfied by the Company's obligation to Dr. Victor Gura of the same amount. As a result of the sale of LACD's assets, the Company accounted for the business of LACD as a discontinued operation for all periods presented in accordance with SFAS No. 144. Included in income from operations of the discontinued component on the accompanying condensed consolidated statements of operations (unaudited) is $3,013,469 representing gain on disposal of assets as a result of the sale of LACD assets.

Continuing operations:

         Operating expenses for the three months ended June 30, 2006 increased by 838% to $3,589,154 from $382,788 for the three months ended June 30, 2005. For the six months ended June 30, 2006, operating expenses increased by 409% to $3,445,569 from $832,022 for the six months ended June 30, 2005. Total operating expenses include (i) selling, general and administrative expenses, and (ii) research and development expenses as follows:

         Selling, general and administrative expenses during the three months ended June 30, 2006 increased 2,706% to $3,123,226 from $111,313 during the three months ended June 30, 2005. For the six months ended June 30, 2006, selling, general and administrative expenses increased 1,369% to $3,445,569 from $234,555 for the six months ended June 30, 2005. This increase was primarily the result of the Company incurring $1,000,000 of non-cash compensation to a consultant during 2006 from the issuance of common stock, the Company incurring $1,436,539 of non-cash director and employee compensation from the grant of options, the accrual of $262,500 of salaries to two director employees who did not earn salary prior to 2006, an increase in accounting fees of approximately $162,000, and an increase in legal fees of approximately $370,000. Accounting and legal fees increased due primarily to increased efforts through the use of consultants in meeting filing requirements and in relation to the sale of LACD assets.

         Research and development expenses during the three months ended June 30, 2006 increased 72% to $465,928 from $271,475 during the three months ended June 30, 2005. For the six months ended June 30, 2006, research and development expenses increased 32% to $786,773 from $597,467 for the six months ended June 30, 2005. These expenses include: legal fees; payments to 3 independent consultants and 3 full time employees working on the project; expenses to conduct internal lab tests; and supplies and materials to construct a model of a wearable artificial kidney. Also, Dr. Gura devotes 100% of his time to the project and his payroll expenses were allocated to research and development expenses. Prior to the research and development endeavor, Dr. Gura's time was devoted primarily to our operations and therefore his salary and related expenses were included in selling, general and administrative expenses. The expenses have increased in relation to the Company's decision to focus principally on completion of the development and eventual commercial marketing of the wearable artificial kidney for dialysis and other medical applications. In addition, Dr. Gura's annual salary was increased from $150,000 during 2005 to $420,000 during 2006.

         As a result of the foregoing and the recognition of a $1,687,740 loss from change in the derivative liability during the three months ended June 30, 2006, and the recognition of a $2,697,181 loss from change in the derivative liability during the six months ended June 30, 2006, we generated a net loss of $2,414,434 and $4,093,838 during the three and six months ended June 30, 2006, respectively, as compared to a net loss of $232,921 and $544,469 during the three and six months ended June 30, 2005, respectively. The Company determined that it is in the best interest of the stockholders to focus principally on completion of the development and eventual commercial marketing of the wearable artificial kidney for dialysis and other medical applications. As a result, losses are expected until such time of commercial marketing of the wearable artificial kidney. We will need to control the amount of our research and development expenses and our selling, general and administrative expenses as we move towards the commercial marketing of the wearable artificial kidney.

         As of June 30, 2006, we had net operating loss carryforwards totaling approximately $12,675,000 for federal tax purposes, expiring through 2025. The federal net operating loss carryforwards include $3,700,000, which are limited by IRC Section 1502; however, the annual effects of such limitations have not been determined. In addition, we had net operating loss carryforwards of approximately $6,134,000 for state tax purposes, which begin to expire in 2015.

LIQUIDITY AND CAPITAL RESOURCES.

         At June 30, 2006, the ratio of current assets to current liabilities was .52 to 1.00 compared to .21 to 1.00 at December 31, 2005.

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

         Our cash flow needs for the six months ended June 30, 2006 were primarily provided from operations, advances from shareholders, and proceeds from the sale of assets used in the chronic and acute care dialysis clinic. We had a working capital deficit of approximately $3,837,234 at June 30, 2006. The working capital deficit at December 31, 2005 was approximately $3,202,980. Until we establish more profitable operations, we may need to obtain a working line of credit and/or additional external financing to satisfy cash flow needs in the future. We are continuing efforts to obtain funds to finance ongoing operations through our 2005 private placement offering, have obtained funds through stockholder loans, and have obtained funds through the sale of assets used in the chronic and acute care dialysis clinic.

         As of June 30, 2006, we had long-term borrowings in the aggregate amount of $2,475,445, all of which was current. As of December 31, 2005, we had aggregate long-term borrowings of $924,729, the current portion of which was $150,004. Long term borrowings as of June 30, 2006 increased by $1,550,716 as compared with December 31, 2005.

         On March 27, 2006, the Company entered into a $1,100,000 uncollateralized convertible promissory note with a stockholder, bearing interest at 8% per annum, payable on March 27, 2007. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company's common stock at a conversion price of $0.48 per share. The Company repaid this loan during July 2006.

         On March 27, 2006, the Company entered into a $50,000 uncollateralized convertible promissory note with a stockholder, bearing interest at 8% per annum, payable on March 27, 2007. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company's common stock at a conversion price of $0.48 per share. The Company repaid $45,000 of this loan during July 2006.

         On May 30, 2006, the Company entered into a $765,000 uncollateralized promissory note with a stockholder, bearing interest at 8% per annum, payable on demand. During July 2006, the Company issued 2,550,000 shares of its common stock at a fair market value $0.30 per share in exchange for this debt.

         On June 9, 2006, the Company entered into a $360,000 uncollateralized promissory note with a stockholder, bearing interest at 8% per annum, payable on demand. During July 2006, the Company issued 1,200,000 shares of its common stock at a fair market value $0.30 per share in exchange for this debt.

         On June 13, 2006, the Company entered into a $75,000 uncollateralized promissory note with a stockholder, bearing interest at 8% per annum, payable on demand. During July 2006, the Company issued 250,000 shares of its common stock at a fair market value $0.30 per share in exchange for this debt.

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

         In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES ("FIN 48"), an interpretation of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and will become effective for the Company for fiscal years beginning after December 15, 2006. The Company has not yet determined the effect of FASB No. 48 on its financial position, operations or cash flows.

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

         The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006.

         (b)  Changes in Internal control

         Management determined that as of June 30, 2006, there have been no changes in the Company's internal controls over financial reporting that occurred during the first and second quarters that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                            PART II OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

         None.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During May 2006, the Company issued 443,126 shares of its common stock to a director at $0.50 per share in exchange for successfully negotiating reductions of liabilities.

         During May 2006, the Company issued options to purchase 130,000 shares of common stock to employees. These options have an exercise price of $0.60 per share, expire in 10 years, and vest over 1 and 5 year periods.

         During May 3, 2006, the Company issued 2,000,000 shares of its common stock to consultants at $0.50 per share in exchange for $1,000,000 of consulting services.

         On April 25, 2006, the Company has entered into a securities purchase agreement with one of its directors, Robert M. Snukal, to convert a total of $600,000 in an existing loan into an unsecured convertible promissory note. The note is convertible into shares of common stock of the Company at a conversion price of $0.32 per share. The note bears an interest rate of eight percent and is convertible at any time until the date of maturity, or April 25, 2007.

         During April 2006, the Company issued 41,667 shares of its common stock to an investor at $0.60 per share, or $25,000. In conjunction with this issuance of shares, the Company issued warrants to purchase 20,833 shares of common stock. These warrants have an exercise price of $1.25 per share, vest immediately upon issuance, and expire March 31, 2007.

         During April 2006, the Company issued options to purchase 3,250,000 shares of common stock to directors. These options have an exercise price of $0.65 per share, expire in 10 years, and vest immediately.

         On March 27, 2006, the Company has entered into a securities purchase agreement with each of two of its directors, Leonardo Berezovsky, M.D. and Robert M. Snukal, to convert a total of $1,150,000 in existing loans into unsecured convertible promissory notes. These notes were initially convertible into shares of common stock of the Company at a conversion price of $0.48 per share, which is the five-day average closing price ending on March 24, 2006. The notes bear an interest rate of eight percent and are convertible at any time until their date of maturity, or March 27, 2007.

         During March 2006, the Company issued options to purchase 600,000 shares of common stock to directors. These options have an exercise price of $0.52 per share, expire in 10 years, and vest immediately.

         During January, April, and June 2006, the Company issued options to purchase 75,000 shares of common stock to directors. These options have an exercise price of $0.62 per share, expire in 10 years, and vest immediately.

         In April 2005, we began conducting a private placement of 134 units of our securities. Each Unit consists of: (i) 50,000 shares of our Common Stock, or the Shares, at a purchase price of $0.75 per Share and (ii) 25,000 Class A Common Stock Purchase Warrants, or the Warrants. Each Warrant entitles the holder to purchase one Share at an exercise price of $1.25 per Share from the date of purchase through March 31, 2007. The number of Shares and Warrants which make up each Unit will increase if, on August 31, 2005, the closing price, or the Adjusted Closing Price of our Common Stock on the market on which our Common Stock normally trades is less than $0.75 per share. Upon occurrence of such event, we will issue an additional number of Shares per Unit so that, when added to the original 50,000 Shares, the new total, when multiplied by the Adjusted Closing Price, will equal $37,500 per Unit, PROVIDED, HOWEVER, that the Adjusted Closing Price will in no event be lower than $0.50 per Share. At the same time, an additional number of Warrants equal to fifty percent of the additional number of Shares will be issued. No value will be assigned to the Warrants. Under certain circumstances, we will file a registration statement with the Commission in respect of the Shares and the shares underlying the Warrants, or Warrant Shares. As of June 30, 2006, we have sold 16 Units totaling 1,000,000 shares for proceeds of $485,523 net of offering costs of $114,475. One-half unit representing 31,250 shares was sold during the six months ended June 30, 2006 for proceeds of $16,900 net of offering costs of $1,850.

         During the six months ended June 30, 2006, the Company issued an aggregate of 330,000 shares of its common stock to an employee and a consultant upon the exercise of stock options at $0.07 and $0.05 per share. The Company received $17,100 of proceeds, net of costs and fees.

         During the six months ended June 30, 2006, the Company issued an aggregate of 1,500,000 shares of its common stock to employees and a director upon the exercise of warrants at $0.20 per share. The Company received $300,000 of proceeds, net of costs and fees.

         SUBSEQUENT ISSUANCES OF UNREGISTERED SECURITIES

         During July 2006, the Company issued 4,000,000 shares of its common stock to directors at $0.30 per share, or $1,200,000. The directors purchased the shares using debt of the same amount owed them by the Company.

         During July 2006, the Company issued 1,284,220 shares of its common stock to a consultant upon the exercise of options at $0.10 per share. The Company received $128,422 of proceeds, net of costs and fees.

         During August 2006, the Company issued 530,303 shares of its common stock to a director at $0.33 per share, or $175,000.

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

                  We filed a current report on Form 8-K on June 5, 2006 announcing that the Company has entered into a Purchase and Sale Agreement (the "Agreement") with Kidney Dialysis Center of West Los Angeles LLC, a California limited liability company ("KDC") for the sale of our chronic care dialysis facility, pursuant to which, and subject to the terms and conditions set forth therein, we agreed to sell substantially all of our assets used in the chronic care dialysis unit operated by us to KDC. The sale closed on June 1, 2006.

                  Under the Agreement, the purchase price aggregates $3,000,000 and will be paid, as follows: (i) $1,000,000 in cash at closing (which has been received), and (ii) a promissory note (the "Note") in the principal amount of $2,000,000, bearing interest at six percent per annum. KDC is obligated to reduce the principal owing under the Note by $1,000,000 by August 29, 2006. In addition, KDC is obligated to make principal payments on the Note of $30,000 per month commencing in January, 2007.

                  All remaining principal and any accrued interest on the Note are due and payable within eight calendar days of the receipt by KDC of either (i) the Notice of Issuance to KDC of a California State Department of Health services license for operation by KDC of the dialysis care facility, or (ii) the transfer of our Medicare provider number to KDC for operation by KDC of the facility. Operation of the dialysis facility requires the holding of various governmental authorizations. Inasmuch as the sale was scheduled to close before KDC has received all of the necessary authorizations, we agreed with KDC that KDC would operate the facility under our existing authorizations in accordance with the terms of a separate Transition Agreement for such purpose. During the term of the Transition Agreement, KDC shall operate the dialysis care facility under our existing authorizations, all revenue generated therefrom shall be for the account of KDC and all costs shall be borne by KDC. Upon issuance of the necessary governmental authorizations, the Transition Agreement shall terminate.

                  The Note is secured by a personal guarantee by the individual principal of KDC, as well as by an irrevocable letter of credit in the amount of $2,000,000.

                  KDC is a newly-formed California limited liability company organized for the purpose of making this acquisition. The dialysis facility itself will be operated under the supervision of Ronald Lang, M.D. and Victor Gura M.D., who will serve as co-medical directors on behalf of KDC. Each co-medical director will be compensated for such services at the rate of $2,500 per month. Since Drs. Lang and Gura are founders, officers, directors and significant shareholders of our company, all decisions taken by NQCI were unanimously approved by the other directors, without the participation of Drs. Lang and Gura and were based on an independent valuation obtained by us. In addition, Drs. Lang and Gura have purchased, in the aggregate, a 20% interest in KDC; the price and other terms and conditions of such purchase were exactly the same as those offered to all unrelated equity investors in KDC.

                  The description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Agreement, which is attached as Exhibit
                  10.1 to Form 8-K.

                  We filed a current report on Form 8-K on August 11, 2006 announcing that the Company has entered into a an Irrevocable Option Agreement with Consolidated National, LLC, a California limited liability company (CNL), pursuant to which we have agreed to enter into the following agreements with a shell company that is reporting under the Securities Exchange Act of 1934, as amended, if CNL obtains a controlling interest in such a company and it executes the agreements within 30 days. The following is a summary of the principal terms of these agreements:

                          LICENSE AGREEMENT

                          We have agreed to enter into a License Agreement
                  granting an exclusive license to all technology relating to our Wearable Artificial Kidney and other medical devices, with no geographic restrictions, that will last for a period of ninety-nine years or until the expiration of our proprietary rights in each item of intellectual property, if earlier. As consideration for granting the license, we will receive a minimum annual royalty of $250,000, or 7% of gross sales less research, development and indirect costs attributable to the technology, if higher. Also, designated costs related to the continuing development of the technology will be covered.

                          MERGER AGREEMENT

                          We have agreed to enter into a Merger Agreement which
                  contemplates that either (i) we will enter into a triangular merger in which we will become a wholly-owned subsidiary of the shell company, or (ii) the shell company will issue us shares of its common stock in consideration of the assignment of the technology relating to our Wearable Artificial Kidney and other medical devices. In the event of the completion of the merger reorganization, all outstanding shares of our common stock (other than any dissenting shares) would automatically be converted into and become validly issued, fully paid and non-assessable shares of common stock of the shell company, such that all holders of all our shares of common stock would collectively receive an aggregate of 48% of all shares of common stock outstanding as of the date of execution of the Merger Agreement, adjusted for any stock splits or dividends prior to the closing. All of our outstanding warrants and options to purchase shares of our common will be converted in accordance with the same ratio. We anticipate that the merger reorganization generally would be tax free to our stockholders, except with respect to any cash received as a result of exercising any dissenters' rights.

                           In the event of the closing of the merger, we will
                  enter into an Asset Assignment and Debt Payment Agreement, pursuant to which our wholly-owned subsidiary, Los Angeles Community Dialysis, Inc. (LACD) will assume all of our and LACD's accounts payable and accounts receivable and arrange for the payment of our obligations to our creditors.

                           The shell company will file a registration statement
                  to cover the shares of its common stock to be issued to our stockholders in connection with the closing of the merger. Either party may terminate the merger reorganization in accordance with the provisions of the agreement. The shell company will not have any obligation to issue or deliver any of its shares after December 31, 2006, unless the parties mutually agree to extend such date.

                           If the merger is terminated , we will transfer all of
                  our technology relating to our Wearable Artificial Kidney and other medical devices to the shell company, which will deliver to us validly issued, fully paid and non-assessable shares of its common stock in the amount provided above, or if we are not responsible for the termination, by reason of a material breach of the Merger Agreement, a 30% stock premium.

                           Subject to acceptance of the option and satisfaction
                  of conditions prior to closing, our directors, who beneficially own approximately two thirds of our issued and outstanding shares of common stock, have agreed to vote their shares in favor of the merger reorganization.

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


                                        NATIONAL QUALITY CARE, INC.


Date:  August 18, 2006                  By: /s/ ROBERT SNUKAL
                                            ------------------------------------
                                            ROBERT SNUKAL
                                            CHIEF EXECUTIVE OFFICER AND DIRECTOR