Form 10QSB
period 2006-09-30
NATIONAL QUALITY CARE INC
filed 2006-11-08
CIK 872544

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

           For the transition period from ____________ to ___________

                         Commission file number: 0-19031

                           NATIONAL QUALITY CARE, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             DELAWARE                                  84-1215959
---------------------------------       ----------------------------------------
  (State or other jurisdiction          (I.R.S. Employer Identification Number.)
of incorporation or organization)


           9033 WILSHIRE BOULEVARD, SUITE 501, BEVERLY HILLS, CA 90211
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 550-6242
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                         YES [X]         NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).

                                                          YES [ ]        NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                             Outstanding at September 30, 2006
-----------------------------                 ---------------------------------
Common Stock, $0.01 per share                              48,678,322


Transitional Small Business Disclosure Format (Check one):    Yes [ ] No [X]

                                NATIONAL QUALITY CARE, INC.

                                     TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
Part I - Financial Information..........................................................1

         Item 1. Condensed Financial Statements.........................................1


                 Condensed Consolidated Balance Sheets as of September 30, 2006
                        (Unaudited) and December 31, 2005...............................1


                 Condensed Consolidated Statements of Operations (Unaudited) for
                        the Three Months and Nine Months Ended September 30,
                        2006 and 2005...................................................3

                 Condensed Consolidated Statements of Cash Flows (Unaudited) for
                        the Nine Months Ended September 30, 2006 and 2005...............5

                 Notes To Condensed Consolidated Financial Statements
                        September 30, 2006..............................................9


         Item 2. Management's Discussion and Analysis of Financial Condition and
                        Results of Operations..........................................22


         Item 3. Controls and Procedures...............................................28

Part II - Other Information............................................................28

         Item 1. Legal Proceedings.....................................................28

         Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds...........28

         Item 3. Defaults Upon Senior Securities.......................................30

         Item 4. Submission of Matters to Vote of Security Holders.....................30

         Item 5. Other Information.....................................................30

         Item 6. Exhibits and Reports on Form 8-K......................................30

Signatures.............................................................................34








                                   PART I FINANCIAL INFORMATION

ITEM 1. .FINANCIAL STATEMENTS

                                   NATIONAL QUALITY CARE, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                          AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005


                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                        2006            2005
                                                                    ------------     ------------
ASSETS                                                              (UNAUDITED)
                                                                    ------------
CURRENT ASSETS
   Cash and cash equivalents                                        $    525,871     $     35,005
   Accounts receivable - net of allowance for doubtful
      accounts of $205,000 in 2006 and $142,000 in 2005 -
     discontinued operations                                             127,696          728,322
   Note receivable                                                     1,000,000               --
   Supplies inventory - discontinued operations                               --           50,007
   Prepaid expenses and other assets                                      71,264               --
   Prepaid expenses and other assets - discontinued operations            19,772           27,940
                                                                    ------------     ------------
          Total current assets                                         1,744,603          841,274
                                                                    ------------     ------------

PROPERTY AND EQUIPMENT, NET - discontinued operations                         --          391,209
                                                                    ------------     ------------

OTHER ASSETS
   Guarantee fee, net of accumulated amortization of $90,732 in
   2006 and $24,197 in 2005                                                   --           66,535
   Technology rights, net of accumulated amortization of
   $24,367 in 2006 and $19,845 in 2005                                    75,633           80,155
                                                                    ------------     ------------
       Total other assets                                                 75,633          146,690
                                                                    ------------     ------------

       Total Assets                                                 $  1,820,236     $  1,379,173
                                                                    ============     ============


                                           (Continued)

See accompanying notes to condensed consolidated financial statements.




                                      NATIONAL QUALITY CARE, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                            AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                                 LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                         2006              2005
                                                                     -------------      -------------
                                                                      (UNAUDITED)
                                                                     -------------
         CURRENT LIABILITIES
   Accounts payable                                                  $     315,469      $     363,671
   Accounts payable - discontinued operations                              279,981          1,084,662
   Accrued expenses                                                        511,265            355,750
   Accrued expenses - discontinued operations                               46,582            616,954
   Due to stockholders - discontinued operations                             5,966            105,966
   Current portion of long-term debt, net of discount of
       $328,048 at September 30, 2006                                      219,585                 --
   Current portion  of long-term debt - discontinued
       operations                                                               --            150,004
   Derivative Liability                                                    628,595          1,367,247
                                                                     -------------      -------------
          Total current liabilities                                      2,007,443          4,044,254

LONG-TERM DEBT                                                                  --            100,000
LONG-TERM DEBT - discontinued operations                                        --            674,725
                                                                     -------------      -------------

          Total liabilities                                              2,007,443          4,818,979
                                                                     -------------      -------------

STOCKHOLDERS' DEFICIT
   Preferred stock, $.01 par value, 5,000,000 shares authorized;
     no shares issued and outstanding                                           --                 --
   Common stock, $.01 par value, 125,000,000 shares authorized;
     48,678,322 and 37,909,072 shares issued and outstanding as
     of September 30, 2006 and December 31, 2005, respectively             486,783            379,091
   Additional paid-in capital                                            9,634,249          4,268,275
   Receivables from stockholders, net                                      (36,276)           (63,557)
   Accumulated deficit                                                 (10,271,963)        (8,023,615)
                                                                     -------------      -------------

     Total stockholders' deficit                                          (187,207)        (3,439,806)
                                                                     -------------      -------------

     Total liabilities and stockholders' deficit                     $   1,820,236      $   1,379,173
                                                                     =============      =============

See accompanying notes to condensed consolidated financial statements.




                                                 NATIONAL QUALITY CARE, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                               FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


                                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                        SEPTEMBER 30,
                                                                  2006              2005            2006              2005
                                                               -----------      -----------      -----------      -----------
                                                               (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
                                                               -----------      -----------      -----------      -----------
OPERATING EXPENSES
      Selling, general and administrative, including
        stock-based compensation of $124,309 and
        $2,560,848 for the three and nine months
        ended September 30, 2006, respectively                 $   596,422      $   288,469      $ 4,041,990      $   522,802
     Research and Development                                      705,463          330,352        1,491,192          927,819
                                                               -----------      -----------      -----------      -----------
       Total Operating Expenses                                  1,301,885          618,821        5,533,182        1,450,621
                                                               -----------      -----------      -----------      -----------

           Loss  from operations                                (1,301,885)        (618,821)      (5,533,182)      (1,450,621)
                                                               -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE)
     Interest expense                                             (232,565)          (4,538)        (629,866)         (13,611)
     Interest income                                                24,971               --           35,093               --
     Gain from change in derivative liability                    3,479,583               --          782,402               --
     Other income (expense)                                         (1,445)              --            5,132               --
                                                               -----------      -----------      -----------      -----------
       Total other income (expense)                              3,270,544           (4,538)         192,761          (13,611)
                                                               -----------      -----------      -----------      -----------

           Income (loss) from continuing operations before
           taxes on income                                       1,968,659         (623,359)      (5,340,421)      (1,464,232)

TAXES ON INCOME                                                         --               --               --               --
                                                               -----------      -----------      -----------      -----------

    INCOME (LOSS) FROM CONTINUING OPERATIONS                     1,968,659         (623,359)      (5,340,421)      (1,464,232)
                                                               -----------      -----------      -----------      -----------

DISCONTINUED OPERATIONS
   Income (loss) from operations of the discontinued
      component, including gain on disposal
      of $3,013,469 in 2006                                       (123,167)         257,017        3,092,120          553,422
   Taxes on income                                                      --               --               --               --
                                                               -----------      -----------      -----------      -----------
   Net gain (loss) on discontinued operations                     (123,167)         257,017        3,092,120          553,422
                                                               -----------      -----------      -----------      -----------

         NET INCOME (LOSS)                                     $ 1,845,492      $  (366,342)     $(2,248,301)     $  (910,810)
                                                               ===========      ===========      ===========      ===========


                                                         (Continued)

See accompanying notes to condensed consolidated financial statements.




                                                  NATIONAL QUALITY CARE, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (CONTINUED)
                                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


                                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                                                  2006             2005              2006             2005
                                                               -----------      -----------      -----------      -----------
                                                               (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
                                                               -----------      -----------      -----------      -----------
Earnings (Loss) per weighted average share of common stock
     outstanding - basic
         From continuing operations                            $      0.04      $     (0.02)     $     (0.13)     $     (0.04)
         From discontinued operations                                   --      $      0.01      $      0.08      $      0.02
                                                               -----------      -----------      -----------      -----------
TOTAL BASIC EARNINGS (LOSS) PER SHARE - BASIC                  $      0.04      $     (0.01)     $     (0.05)     $     (0.02)
                                                               ===========      ===========      ===========      ===========

Earnings (Loss) per weighted average share of common stock
     outstanding - diluted
         From continuing operations                            $      0.04      $     (0.02)     $     (0.13)     $     (0.04)
         From discontinued operations                                   --      $      0.01      $      0.08      $      0.02
                                                               -----------      -----------      -----------      -----------
TOTAL DILUTED EARNINGS (LOSS) PER SHARE - DILUTED              $      0.04      $     (0.01)     $     (0.05)     $     (0.02)
                                                               ===========      ===========      ===========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
         Basic                                                  47,436,703       37,820,530       41,780,290       37,345,530
         Diluted                                                50,623,532       37,820,530       41,780,290       37,345,530


See accompanying notes to condensed consolidated financial statements.




NATIONAL QUALITY CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                                                                                    NINE MONTHS ENDED
                                                                                                       SEPTEMBER 30,
                                                                                                 2006                 2005
                                                                                              -----------         -----------
                                                                                              (UNAUDITED)         (UNAUDITED)
                                                                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Continuing operations
    Loss from continuing operations                                                           $(5,340,421)        $(1,464,232)
    Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
      Amortization of finance cost                                                                     --              13,611
      Amortization of guarantee fee                                                                66,535                  --
      Amortization of technology rights                                                             4,522                  --
      Amortization of loan discount                                                               253,202                  --
      Interest from options grant                                                                 204,000                  --
      Stock-based compensation - consultant                                                     1,000,000                  --
      Stock-based compensation - directors and employees                                        1,556,159                  --
      Amortization of deferred director compensation from options grant                             4,689                  --
      Amortization of prepaid interest                                                             67,516                  --
      Gain from change in derivative liabilities                                                 (782,402)                 --
      Extinguished liabilities net of costs                                                        (9,877)                 --
      Changes in operating assets and liabilities:
        Prepaid expenses and other assets                                                         (46,171)              9,101
        Accounts payable and accrued expenses                                                     333,124              89,345
                                                                                              -----------         -----------

      Net cash used in continuing operations                                                   (2,689,124)         (1,352,175)
                                                                                              -----------         -----------

Discontinued operations
    Net gain on discontinued operations                                                         3,092,120             553,422
    Adjustments to reconcile net gain from discontinued operations to net cash (used in) provided by discontinued operating activities:
      Depreciation and amortization                                                                34,071              42,719
      Provision for doubtful accounts                                                              63,000                  --
      Gain on disposal of assets                                                               (3,013,469)                 --
      Extinguished liabilities net of costs                                                      (162,913)                 --
      Changes in discontinued operations operating assets and liabilities:
        Accounts receivable                                                                       537,626                (267)
        Supplies inventory                                                                          2,842             (12,904)
        Prepaid expenses and other assets                                                           8,169              18,202
        Accounts payable and accrued expenses                                                  (1,072,867)            178,689

                                                                                              -----------         -----------
      Net cash (used in) provided by discontinued operations                                     (511,421)            779,861
                                                                                              -----------         -----------
      Net cash used in operating activities                                                    (3,200,545)           (572,314)
                                                                                              -----------         -----------


                                                          (Continued)

See accompanying notes to condensed consolidated financial statements.




                                                  NATIONAL QUALITY CARE, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


CASH FLOWS FROM INVESTING ACTIVITIES
  Payment on note receivable                                                                     1,000,000                 --
  Payments on notes receivable from stockholders                                                    27,280              5,000
  Cash received from the disposal of assets - discontinued operations                            1,286,767                 --
                                                                                               -----------        -----------

            Net cash provided by investing activities                                            2,314,047              5,000
                                                                                               -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                                                         44,750            532,347
   Payment of offering costs                                                                        (8,225)                --
   Exercise of stock options                                                                       145,522              6,000
   Exercise of stock warrants                                                                      300,000                 --
   Advances from stockholders - discontinued operations                                            100,000                 --
   Repayment of advances from stockholders - discontinued operations                              (100,000)                --
   Proceeds from convertible notes payable - related parties - $1,000,000 for
     discontinued operations                                                                     1,650,000                 --
   Proceeds from notes payable - related parties                                                 1,200,000                 --
   Repayment of long-term borrowings                                                              (102,367)                --
   Repayment of long-term borrowings - discontinued operations                                  (1,852,316)          (102,995)
                                                                                               -----------        -----------

         Net cash provided by financing activities                                               1,377,364            435,352
                                                                                               -----------        -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                            490,866           (131,962)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                     35,005            157,707
                                                                                               -----------        -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                      $    525,871        $   25,745
                                                                                               ===========        ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for
     Interest                                                                                  $    18,214        $    55,557
                                                                                               ===========        ===========
     Income taxes                                                                              $     2,400        $        --
                                                                                               ===========        ===========


                                                          (Continued)

See accompanying notes to condensed consolidated financial statements.


                                                              6

                           NATIONAL QUALITY CARE, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

 During the first nine months of 2006, the Company entered into the following transactions:

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

         o The Company issued 50,000 options on February 12, 2006 to a director. The fair value of these options on the date of grant amounted to $6,250, was recorded as deferred director compensation, and is being amortized to director compensation (in selling, general and administrative expense) on the straight-line method throughout 2006. Amortization amounted to $4,689 for the nine months ended September 30, 2006.

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

                     $ 3,417,772     Gross sale proceeds
                      (2,000,000)    Less amount representing note receivable
                        (131,005)    Less amount satisfied by existing loan
                                        payable to purchaser including unpaid
                                        accrued interest
                     -----------
                     $ 1,286,767    Cash received from the disposal of assets
                     ===========


                                   (Continued)

See accompanying notes to condensed consolidated financial statements.

                           NATIONAL QUALITY CARE, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED):

         o On April 25, 2006, the Company entered into a $600,000 uncollateralized convertible promissory note with a stockholder and recorded a discount for a beneficial conversion feature of $581,250. For the three and nine months ended September 30, 2006, the Company recognized $146,507 and $253,202, respectively, of amortized discount in interest expense.

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

         o During July 2006, the Company issued 200,000 shares of common stock to a director as a bonus. The fair market value of the common stock on the date of issuance amounted to $112,000 and was recorded to compensation expense.

         o During July 2006, the Company issued 4,000,000 shares of common stock to directors at a fair market value of $0.30 per share, or $1,200,000. The directors purchased the shares using debt of the same amount owed them by the Company.

         o During July 2006, the Company issued 364,584 shares of common stock to two directors for purchasing convertible debt. The fair market value of the common stock on the date of issuance amounted to $91,146 and was recorded as prepaid interest which is being amortized to interest expense over the life of the related convertible debt.

         o During July 2006, the Company issued 10,000 shares of common stock to an employee at $0.10 per share, or $1,000, in exchange for services. The fair market value of the common stock on the date of issuance amounted to $2,500. The difference between the amount paid and the fair market value of the common stock amounted to $1,500 and was recorded to compensation expense.

         o During August 2006, the Company issued 530,303 shares of common stock to a director at $0.33 per share, or $175,000. The director purchased the shares using a bonus payable of the same amount owed the director by the Company.


See accompanying notes to condensed consolidated financial statements

                           NATIONAL QUALITY CARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

         On September 1, 2006, the Company granted an exclusive license to all technology relating to the wearable artificial kidney and other medical devices, with no geographic restrictions, to Xcorporeal, Inc. for ninety-nine years or until the expiration of the Company's proprietary rights in the technology, if earlier. As of September 30, 2006, no revenue has been recognized from this license.

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

BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements represent the financial activity of National Quality Care, Inc. and its subsidiary. The consolidated financial statements for the three and nine months ended September 30, 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information in the US and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal three and nine months ended September 30, 2006 included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All inter-company transactions were eliminated. The Company's fiscal year ends on December 31 each year. The financial statements and notes are representations of the management and the Board of Directors who are responsible for their integrity and objectivity.

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

         As of September 30, 2006, the $628,595 derivative liability is comprised of $624,998 representing the amount of proceeds received from the issuance of common stock under the private placement offering, and $3,597 representing the fair value of warrants issued with common stock under the private placement offering. A portion of this liability previously represented the fair value of the excess of common shares required to settle all outstanding contracts as of each period end over the number of authorized but unissued shares at each period end. Outstanding contracts include stock options, warrants, and convertible notes payable. During the third quarter, the Company obtained an increase in the authorized number of common shares from 50,000,000 to 125,000,000 which eliminated the excess of common shares required to settle all outstanding contracts as of each period end over the number of authorized but unissued shares at each period end. The Company recognized a gain from change in derivative liability during the three and nine months ended September 30, 2006 in the amount of $3,479,583 and $782,402, respectively.

         The fair value of warrants issued with common stock under the private placement offering was estimated on September 30, 2006 using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics significantly different from those of traded options and warrants, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock option and warrants. The expected dividend yield assumption is based on the Company's expectation of dividend payouts. Expected volatilities are based on historical volatility of the Company's stock. The average risk-free interest rate is based on the U.S. treasury yield curve in effect as of September 30, 2006. The expected life for warrants is based on their six month remaining life. In addition to the assumptions in the table, the Company applies a forfeiture-rate assumption in its estimate of fair value that is primarily based on historical annual forfeiture rates of the Company.

                                                            Nine Months Ended
                                                            September 30, 2006
                                                            ------------------
        Expected dividend yield                                         0.00%
        Expected volatility                                               72%
        Average risk-free interest rate                                 5.02%
        Expected life (in years)                                         0.50

Components of the derivative liability are presented below for periods ending September 30, 2006 and December 31, 2005.

                                                              September 30, 2006       December 31, 2005
                                                              ------------------       -----------------
          Derivative Liability
                Issuance of common stock under private
                placement during 2005                         $          581,248       $         581,248
                Issuance of common stock under private
                placement during three months ending March
                31, 2006 at date of issuance                              18,750                       -
                Issuance of common stock under similar
                terms as the private placement during three
                months ending June 30, 2006 at date of
                issuance                                                  25,000                       -
                Issuance of warrants under private
                placement during 2005                                      3,345                 271,191
                Issuance of warrants under private
                placement during three months ending March
                31, 2006                                                     108                       -
                Issuance of warrants under similar terms as
                the private placement during three months
                ending June 30, 2006                                         144                       -
                Fair value of the excess of common shares
                required to settle all outstanding
                contracts as of December 31, 2005                          -                     514,808
                                                              ------------------       -----------------
          Total Derivative Liability                          $          628,595       $       1,367,247
                                                              ==================       ==================

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

         Until May 31, 2006 when the operations of the dialysis clinic were discontinued following the sale of substantially all of its assets (See Note 8), medical service revenue was recognized in the period in which the service was performed. The amount of revenue recognized was based on approved fee schedules of third-party payors of the patient receiving dialysis services, including Medicare, Medi-Cal, commercial insurance companies and contracted hospitals for inpatient dialysis services.

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

ADVERTISING

         Advertising expense for the nine months ended September 30, 2006 and 2005 amounted to approximately $1,190 and $1,979, respectively.

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

STOCK-BASED COMPENSATION

         As of September 30, 2006, the Company has adopted 3 stock option plans for the benefit of officers, directors, employees, independent contractors and consultants of the Company. These plans include: (i) the 1998 Stock Option Plan,
(ii) the 1996 Stock Option Plan, and (iii) the 1996 Employee Compensatory Stock Option Plan. In addition to these plans, the Company grants various other stock options and warrants directly to certain parties. The Company grants all such awards as incentive compensation to officers, directors, and employees, and as compensation for the services of independent contractors and consultants of the Company.

         1998 STOCK OPTION PLAN

         The Company's 1998 Stock Option Plan, which was approved by the board of directors and stockholders, permits the grant of share options to officers, directors, employees, independent contractors and consultants of the Company for up to 1,000,000 shares of common stock. The board of directors has the right to amend, suspend or terminate the 1998 Stock Option Plan at any time. Unless sooner terminated by the board of directors, the 1998 Stock Option Plan will terminate on April 8, 2008. As of September 30, 2006, the Company has granted options to purchase 712,000 shares of common stock under the 1998 Stock Option Plan, 75,000 of which have been exercised, and all of which have vested.

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

         1996 EMPLOYEE COMPENSATORY STOCK OPTION PLAN

         The Company's 1996 Compensatory Stock Option Plan, which was approved by the board of directors, permits the grant of share options to employees for up to 500,000 shares of common stock. As of September 30, 2006, the Company has granted options to purchase 436,000 shares of common stock under the 1996 Employee Compensatory Stock Option Plan.

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

                                                             Nine Months Ended
                                                            September 30, 2006
                                                            ------------------
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

         During the three and nine months ended September 30, 2006, $124,309 and $1,560,848, respectively, of employee and director compensation cost has been charged against income from the grant of options. During the nine months ended September 30, 2006, $57,500 of compensation to a consultant has been charged against equity from the grant of stock warrants. During the nine months ended September 30, 2006, $1,000,000 of compensation to a consultant has been charged against income from the grant of common stock. During the three and nine months ended September 30, 2006, $67,516 and $289,079, respectively, of director compensation cost has been charged against income from the grant of common stock. As of September 30, 2006, there was approximately $156,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. Of the amount, approximately $69,000 is employee compensation and approximately $87,000 is compensation to consultants. Of the approximate $69,000 of employee compensation, $9,300 is expected to be recognized throughout the remainder of 2006, $21,700 is expected to be recognized throughout 2007, $4,800 is expected to be recognized each year throughout 2008, 2009, and 2010, $1,600 is expected to be recognized throughout 2011, $11,000 is expected to be recognized upon completion of human studies on the wearable artificial kidney device, and $11,000 is expected to be recognized upon first commercial sale of the wearable artificial kidney device in the market. Of the approximate $86,700 of compensation to consultants, $23,500 is expected to be recognized upon completion of human studies on the wearable artificial kidney device, $23,500 is expected to be recognized upon first commercial sale of the wearable kidney device in the market, and $40,000 is expected to be recognized upon the Company obtaining government funding.

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

         Following is the Company's stock option activity during the nine months ended September 30, 2006:

         On January 2, 2006, the Company issued options to purchase 25,000 shares of common stock to the directors. The options vested upon issuance, have an exercise price of $0.62 per share, and expire in 10 years. The fair value of these options on the date of grant amounted to $10,500 and was recorded to director compensation.

         On February 12, 2006, the Company issued options to purchase 50,000 shares of common stock to a director due to partial vesting of an award granted February 12, 2003. The options have an exercise price of $0.07 per share and expire in 3 years. The fair value of these options on the date of grant amounted to $6,250, was recorded as deferred director compensation, and is being amortized to director compensation (in selling, general and administrative expense) on the straight-line method throughout 2006. Amortization of this deferred director compensation amounted to $4,689 for the nine months ended September 30, 2006.

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

         On May 3, 2006, the Company issued options to purchase 130,000 shares of common stock to employees. The options vest over 1 and 5 year periods, have an exercise price of $0.60 per share, and expire in 10 years. The fair value of these options on the date of grant amounted to $55,900 and is being recognized on a straight line basis over the requisite service periods. The Company recorded employee compensation of $15,409 relating to these options during the nine months ended September 30, 2006.

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

         The following table illustrates the effect on net income and net income per share had the Company recognized compensation expense consistent with the fair value provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" prior to the adoption of SFAS 123R:

                                                               Three Months Ended      Nine Months Ended
                                                               September 30, 2005      September 30, 2005
                                                               ------------------      ------------------
        Net loss
               As reported                                     $        (366,342)      $         (910,810)
               Deduct: reported stock compensation expense
               under APB 25 - net of tax                                      --                       --
               Add:  fair value stock compensation expense
               under SFAS 123 - net of tax                                    --                       --
                                                               ------------------      ------------------
         Pro forma net loss                                    $        (366,342)      $         (910,810)
                                                               ==================      ==================

         Basic and diluted loss per share:
               As reported                                     $            (0.01)     $            (0.02)
                                                               ==================      ==================
               Pro Forma                                       $            (0.01)     $            (0.02)
                                                               ==================      ==================

         A summary of option activity relating to employee and director compensation as of September 30, 2006, and changes during the nine months then ended is presented below:

                                                                                 Weighted-
                                                              Weighted-           Average
                                                               Average           Remaining        Aggregate
                                                              Exercise          Contractual       Intrinsic
                Options                       Shares            Price              Term             Value
-------------------------------------------------------     -------------      -------------    -------------
Outstanding at January 1, 2006                7,887,500     $        1.10                       $     593,650
Granted                                       3,455,000     $         .64                                   -
Exercised                                       (30,000)    $        0.07                       $     (18,600)
Forfeited                                           -       $         -                                     -
Converted                                           -       $         -                                     -
Expired                                        (150,000)    $        1.00                                   -
Canceled                                            -       $         -                                     -
                                          -------------     -------------
Outstanding at September 30, 2006            11,162,500     $         .96               3.16    $     421,300
                                          =============     =============      =============    =============

Exercisable at September 30, 2006             8,382,500     $         .88               3.98    $     399,300
                                          =============     =============      =============    =============

         The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $18,600.

         A summary of the status of the Company's nonvested option shares relating to employee and director compensation as of September 30, 2006, and changes during the nine months then ended is presented below:

                                                             Weighted-Average
                                                                Grant-Date
         Nonvested Options                     Shares           Fair Value
-------------------------------------------- -----------      --------------
Nonvested at January 1, 2006                   2,700,000      $         0.01
Granted                                          130,000      $         0.43
Vested                                           (50,000)     $         0.13
Forfeited                                              -      $            -
                                             -----------      --------------
Nonvested at September 30, 2006                2,780,000      $         0.02
                                             ===========      ==============

         As of September 30, 2006, there was approximately $69,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements with employees. Of this amount, $9,300 is expected to be recognized throughout the remainder of 2006, $21,700 is expected to be recognized throughout 2007, $4,800 is expected to be recognized each year throughout 2008, 2009, and 2010, $1,600 is expected to be recognized throughout 2011, $11,000 is expected to be recognized upon completion of human studies on the wearable artificial kidney device, and $11,000 is expected to be recognized upon first commercial sale of the wearable artificial kidney device in the market.

         A summary of warrant activity relating to employee and director compensation as of September 30, 2006, and changes during the nine months then ended is presented below:

                                                                                Weighted-
                                                              Weighted-          Average
                                                               Average          Remaining         Aggregate
                                                              Exercise         Contractual        Intrinsic
              Warrants                        Shares            Price             Term              Value
-------------------------------------------------------     -------------     -------------     -------------
Outstanding at January 1, 2006                 2,250,000    $       0.20                         $    945,000
Granted                                             -       $        -                                    -
Exercised                                     (1,500,000)   $       0.20                              597,500
Forfeited                                           -       $        -                                    -
Converted                                           -       $        -                                    -
Expired                                             -       $        -                                    -
Canceled                                            -       $        -                                    -
                                          --------------    ------------                         ------------
Outstanding at September 30, 2006                750,000    $       0.20               5.14      $    232,500
                                          ==============    ============      =============      ============

Exercisable at September 30, 2006                750,000    $       0.20               5.14      $    232,500
                                          ==============    ============      =============      ============

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

EARNINGS (LOSS) PER SHARE

         The Company utilizes SFAS No. 128, "Earnings per Share." Basic earnings
(loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, and exercise of convertible debt except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. For the nine months ended September 30, 2006 and 2005, 13,883,334 and 13,406,095 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

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

         In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements, the board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This statement is effective for all financial instruments issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

3.       NOTE RECEIVABLE

         On May 31, 2006, the Company entered into a note receivable in connection with the sale of assets described in Note 8. The note includes interest payable quarterly at 6% per annum, is collateralized by a personal guarantee of the individual principal of Kidney Dialysis Center of West Los Angeles, LLC ("KDC") and an irrevocable letter of credit in the amount of $2,000,000, and is payable $1,000,000 by August 29, 2006, and principal payments of $30,000 per month commencing January, 2007. All remaining principal and any accrued interest on the note are due and payable within eight calendar days of the receipt by KDC of either (i) the Notice of Issuance to KDC of a California State Department of Health services license for operation by KDC of the dialysis care facility, or (ii) the transfer of the Company's Medicare provider number to KDC for operation by KDC of the facility. As of September 30, 2006, the remaining balance of this note receivable amounted to $1,000,000.

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

         On March 27, 2006, the Company entered into a $50,000 uncollateralized convertible promissory note with a director, bearing interest at 8% per annum, payable on March 27, 2007. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company's common stock at a conversion price of $0.48 per share at any time. The Company evaluated the convertible debenture in accordance with EITF No. 05-02, and it was deemed to be "conventional". The conversion price on the date of issuance was set based on the fair value of the stock on the date of issuance. The proceeds were used for general corporate purposes. The Company repaid $45,000 of this loan during July 2006.

         On April 25, 2006, the Company entered into a $600,000 uncollateralized convertible promissory note with a stockholder, bearing interest at 8% per annum, payable on April 25, 2007. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company's common stock at a conversion price of $0.32 per share at any time. The Company evaluated the convertible debenture in accordance with EITF No.s 98-5 and 00-27, and it was determined that the embedded conversion option within the debenture is beneficial to the holder because the conversion price of $0.32 per share was lower than the market price on the commitment date. The intrinsic value of the conversion option was calculated to be $581,250 and has been recognized as a reduction to the carrying amount of the debenture and as additional paid-in capital. This reduction to the carrying amount of the debenture, or discount, is being amortized to interest expense on the straight-line method over the term of the convertible promissory note. For the three and nine months ended September 30, 2006, the Company recognized $146,507 and $253,202, respectively, of amortized discount in interest expense.

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

5.       GOING CONCERN

         For the past several years, the Company has experienced net operating losses, and as of September 30, 2006 has an accumulated deficit of $10,271,963 and a working capital deficiency (defined as current assets minus current liabilities) of $262,840. In addition, total liabilities exceed total assets by $187,207. Such deficiencies indicate the Company may not be able to meet its current obligations as they come due without additional financing or positive cash flow from operating activities.

Management has taken certain actions and is pursuing additional measures to support the Company's immediate operating plan, including the following:

         o Conducting a private placement beginning in April, 2005, with maximum possible offering proceeds from the sale of its common stock of $5,025,000. As of September 30, 2006, the Company raised net proceeds of $551,248 relating to this offering. The Company is actively seeking investors under this offering and otherwise.

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

         o The Company is currently negotiating reductions in amounts due its creditors. During the nine months ended September 30, 2006, the Company successfully negotiated approximately $173,000 of reductions in amounts due its creditors net of related costs.

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

7.       RELATED PARTY TRANSACTIONS

         OFFICE SPACE

         The Company leases its corporate administrative offices on a month-to-month basis from Medipace Medical Group, Inc., a company in which the Company's chief executive officer is a majority shareholder. Total rent paid by the Company for each of the nine months ended September 30, 2006 and 2005 amounted to $12,600.

         TECHNOLOGY PURCHASE AGREEMENT

         In December 2001, the Company entered into an agreement for the purchase of certain technology from its president, Victor Gura, M.D. The $100,000 purchase price was paid by a promissory note bearing interest at 7% per annum, due December 18, 2009, and collateralized by technology rights. The note may be canceled in the event that the per-share price of the Company's common stock equals or exceeds $5.00 per share at any time through the maturity date of the note. On June 15, 2006, the note and accumulated interest thereon was used to satisfy the purchase price of assets sold to Dr. Victor Gura and Dr. Ronald Lang as noted under the caption "Sale of assets" below (Also see Note 8). In connection with the purchase agreement, Dr. Gura assigned his rights to two pending United States Patents Applications relating to a Wearable Peritoneal Dialysis System and a Wearable Renal Replacement Therapy Device. The Company issued to Dr. Gura options to purchase up to 5,000,000 shares of Common Stock, with an exercise price of $1.25 per share. Of the 5,000,000 options, 3,000,000 options have vested with the achievement of certain prospective milestones with respect to the development of a marketable product relating to the technology. The remaining options will vest upon the achievement of further milestones. In addition, the Company granted options to purchase up to 1,500,000 shares of Common Stock, with an exercise price of $1.25 per share, to employee Ronald P. Lang for his contributions to the development of the technology. Of the 1,500,000 options, 900,000 options have vested with the achievement of certain prospective milestones with respect to the development of a marketable product relating to the technology. The remaining options will vest upon the achievement of further milestones.

         LABORATORY SERVICES

         The Company obtains laboratory services from an entity controlled by an officer/shareholder of the Company. Laboratory service fees charged by the entity for the nine months ended September 30, 2006 amounted to $26,789, included in cost of medical services. Laboratory service fees charged by the entity for the nine months ended September 30, 2005 amounted to $41,500, included in cost of medical services.

         DIALYSIS SERVICES

         The Company provided dialysis services to patients at facilities operated by an entity owned approximately 15% by an officer/shareholder of the Company. As of December 27, 2005, the officer/shareholder no longer has ownership in the entity. Fees for dialysis services charged to the entity during the nine months ended September 30, 2005, when the officer/shareholder owned 15%, amounted to approximately $228,000.

         DUE TO STOCKHOLDERS

         As of September 30, 2006, the Company owed $5,966 to one of its stockholders which is due on demand. No interest was charged on this advance for the nine months ended September 30, 2006.

         INTEREST

         The Company incurs related party interest on several notes with stockholders described in note 4, and the note with Victor Gura, M.D. described above. As of September 30, 2006, accrued expenses included $64,147 of accrued interest on all related party notes payable. For the nine months ended September 30, 2006, interest expense included $591,781 of interest charged on the related party notes payable.


         SALE OF ASSETS

         As further described in Note 8, on June 15, 2006 the Company completed the sale of substantially all of its assets used in the acute care dialysis unit with a net book value of $36,030 for $131,005 to Dr. Victor Gura and Dr. Ronald Lang, stockholders, directors, and employees. The assets sold consisted of medical equipment, a pick-up truck, and inventory. The purchase price was satisfied by the Company's obligation to Dr. Victor Gura of the same amount.

8.       DISCONTINUED OPERATIONS - DIALYSIS CLINIC

         On May 31, 2006, Los Angeles Community Dialysis, Inc. (LACD) completed the sale of substantially all of its assets used in the chronic care dialysis clinic. On June 15, 2006, LACD completed the sale of the acute care dialysis unit. The assets sold included property and equipment with a net book value of $357,138 and inventory amounting to $47,165. The decision to sell the dialysis units was based on the determination that it is in the best interest of the stockholders to focus principally on completion of the development and eventual commercial marketing of the wearable artificial kidney for dialysis and other medical applications. The assets used for patients suffering from chronic kidney failure were sold to Kidney Dialysis Center of West Los Angeles, LLC (KDC) pursuant to a purchase and sale agreement for $3,000,000. Of the purchase price,

$1,000,000 was received at close, and $2,000,000 will be paid pursuant to a promissory note (See Note 3). As of September 30, 2006, the remaining balance of this note receivable amounted to $1,000,000. In addition to the purchase price, at close, KDC contributed $253,000 towards pay-off of a loan secured by dialysis equipment, and paid $33,767 representing the cost of inventory. The acute care dialysis unit was sold to Dr. Victor Gura and Dr. Ronald Lang for $131,005. The purchase price was satisfied by the Company's obligation to Dr. Victor Gura of the same amount. As a result of the sale of LACD's assets, the Company accounted for the business of LACD as a discontinued operation for all periods presented in accordance with SFAS No. 144. Included in income from operations of the discontinued component on the accompanying condensed consolidated statements of operations (unaudited) is $3,013,469 representing gain on disposal of assets as a result of the sale of LACD assets.

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

         For the last two years, we have devoted all available financial and personnel resources to research and development and bringing the Wearable Kidney to market. The majority of funds used for research during the nine months ended September 30, 2006 and for the year ended December 31, 2005 has come from sales of our common stock, stockholder and bank financing, cash flow from our dialysis services business through May 31, 2006, and proceeds from the sale of assets used in the chronic and acute care dialysis clinic.

         On September 1, 2006, the Company granted an exclusive license to all technology relating to the wearable artificial kidney and other medical devices, with no geographic restrictions, to Xcorporeal, Inc. for ninety-nine years or until the expiration of the Company's proprietary rights in the technology, if earlier. As of September 30, 2006, no revenue has been recognized from this license.

GOING CONCERN

         For the past several years, the Company has experienced net operating losses, and as of September 30, 2006 has an accumulated deficit of $10,271,963 and a working capital deficiency (defined as current assets minus current liabilities) of $262,840. In addition, total liabilities exceed total assets by $187,207. Such deficiencies indicate the Company may not be able to meet its current obligations as they come due without additional financing or positive cash flow from operating activities.

Management has taken certain actions and is pursuing additional measures to support the Company's immediate operating plan, including the following:

         o Conducting a private placement beginning in April, 2005, with maximum possible offering proceeds from the sale of its common stock of $5,025,000. As of September 30, 2006, the Company raised net proceeds of $551,248 relating to this offering. The Company is actively seeking investors under this offering and otherwise.

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

         o The Company is currently negotiating reductions in amounts due its creditors. During the nine months ended September 30, 2006, the Company successfully negotiated approximately $173,000 of reductions in amounts due its creditors net of related costs.

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

Until May 31, 2006, when the operations of the dialysis clinic were discontinued following the sale of substantially all of its assets, medical service revenue was recognized in the period in which the service was performed. The amount of revenue recognized was based on approved fee schedules of third-party payors of the patient receiving dialysis services, including Medicare, Medi-Cal, commercial insurance companies and contracted hospitals for inpatient dialysis services.

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

RESULTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005.

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

Continuing operations:

         Operating expenses for the three months ended September 30, 2006 increased by 110% to $1,301,885 from $618,821 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, operating expenses increased by 281% to $5,533,182 from $1,450,621 for the nine months ended September 30, 2005. Total operating expenses include (i) selling, general and administrative expenses, and (ii) research and development expenses as follows:

         Selling, general and administrative expenses during the three months ended September 30, 2006 increased 107% to $596,422 from $288,469 during the three months ended September 30, 2005. For the nine months ended September 30, 2006, selling, general and administrative expenses increased 673% to $4,041,990 from $522,802 for the nine months ended September 30, 2005. This increase was primarily the result of the Company incurring $1,000,000 of non-cash compensation to a consultant during 2006 from the issuance of common stock, the Company incurring $1,560,848 of non-cash director and employee compensation from the grant of options, the accrual of $393,750 of salaries to two director employees who did not earn salary prior to 2006, the accrual of a bonus of $175,000 to one of the two director employees who did not earn salary prior to 2006, an increase in accounting fees of approximately $75,000, and an increase in legal fees of approximately $335,000. Accounting and legal fees increased due primarily to increased efforts through the use of consultants in meeting filing requirements and in relation to the sale of LACD assets.

         Research and development expenses during the three months ended September 30, 2006 increased 114% to $705,463 from $330,352 during the three months ended September 30, 2005. For the nine months ended September 30, 2006, research and development expenses increased 61% to $1,491,192 from $927,819 for the nine months ended September 30, 2005. These expenses include: legal fees; payments to 3 independent consultants and 3 full time employees working on the project; expenses to conduct internal lab tests; and supplies and materials to construct a model of a wearable artificial kidney. Also, Dr. Gura devotes 100% of his time to the project and his payroll expenses were allocated to research and development expenses. Prior to the research and development endeavor, Dr. Gura's time was devoted primarily to our operations and therefore his salary and related expenses were included in selling, general and administrative expenses. The expenses have increased in relation to the Company's decision to focus principally on completion of the development and eventual commercial marketing of the wearable artificial kidney for dialysis and other medical applications. In addition, Dr. Gura's annual salary was increased from $150,000 during 2005 to $420,000 during 2006.

         As a result of the foregoing and the recognition of a $3,479,583 gain from change in the derivative liability during the three months ended September 30, 2006, and the recognition of a $782,402 gain from change in the derivative liability during the nine months ended September 30, 2006, we generated net income and a net loss of $1,968,659 and $5,340,421 during the three and nine months ended September 30, 2006, respectively, as compared to a net loss of $623,359 and $1,464,232 during the three and nine months ended September 30, 2005, respectively. The Company determined that it is in the best interest of the stockholders to focus principally on completion of the development and eventual commercial marketing of the wearable artificial kidney for dialysis and other medical applications. As a result, losses are expected until such time of commercial marketing of the wearable artificial kidney. We will need to control the amount of our research and development expenses and our selling, general and administrative expenses as we move towards the commercial marketing of the wearable artificial kidney.

         As of September 30, 2006, we had net operating loss carryforwards totaling approximately $14,309,000 for federal tax purposes, expiring through 2025. The federal net operating loss carryforwards include $3,700,000, which are limited by IRC Section 1502; however, the annual effects of such limitations have not been determined. In addition, we had net operating loss carryforwards of approximately $7,768,000 for state tax purposes, which begin to expire in 2015.

LIQUIDITY AND CAPITAL RESOURCES.

         At September 30, 2006, the ratio of current assets to current liabilities was .87 to 1.00 compared to .21 to 1.00 at December 31, 2005.

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

         Our cash flow needs for the nine months ended September 30, 2006 were primarily provided from operations, advances from shareholders, and proceeds from the sale of assets used in the chronic and acute care dialysis clinic. We had a working capital deficit of approximately $262,840 at September 30, 2006. The working capital deficit at December 31, 2005 was approximately $3,202,980. Until we establish more profitable operations, we may need to obtain a working line of credit and/or additional external financing to satisfy cash flow needs in the future. We are continuing efforts to obtain funds to finance ongoing operations through our 2005 private placement offering, have obtained funds through stockholder loans, and have obtained funds through the sale of assets used in the chronic and acute care dialysis clinic.

         As of September 30, 2006, we had long-term borrowings in the aggregate amount of $219,585, all of which was current. As of December 31, 2005, we had aggregate long-term borrowings of $924,729, the current portion of which was $150,004. Long term borrowings as of September 30, 2006 decreased by $705,144 as compared with December 31, 2005.

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

         On April 25, 2006, the Company entered into a $600,000 uncollateralized convertible promissory note with a stockholder, bearing interest at 8% per annum, payable on April 25, 2007. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company's common stock at a conversion price of $0.32 per share at any time. The Company evaluated the convertible debenture in accordance with EITF No.s 98-5 and 00-27, and it was determined that the embedded conversion option within the debenture is beneficial to the holder because the conversion price of $0.32 per share was lower than the market price on the commitment date. The intrinsic value of the conversion option was calculated to be $581,250 and has been recognized as a reduction to the carrying amount of the debenture and as additional paid-in capital. This reduction to the carrying amount of the debenture, or discount, is being amortized to interest expense on the straight-line method over the term of the convertible promissory note. For the three and nine months ended September 30, 2006, the Company recognized $146,507 and $253,202, respectively, of amortized discount in interest expense.

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

         In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements, the board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This statement is effective for all financial instruments issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

         The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006.

         (b)  Changes in Internal control

         Management determined that as of September 30, 2006, there have been no changes in the Company's internal controls over financial reporting that occurred during the first and second quarters that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                            PART II OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

         None.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During August 2006, the Company issued 530,303 shares of common stock to a director at $0.33 per share, or $175,000. The director purchased the shares using a bonus payable of the same amount owed the director by the Company.

         During July 2006, the Company issued 364,584 shares of common stock with a fair market value of $91,146 to two directors for purchasing convertible debt.

         During July 2006, the Company issued 10,000 shares of common stock with a fair market value of $2,500 to an employee at $0.10 per share, or $1,000, in exchange for services.

         During July 2006, the Company issued 4,000,000 shares of common stock to directors at a fair market value of $0.30 per share, or $1,200,000. The directors purchased the shares using debt of the same amount owed them by the Company.

         During July 2006, the Company issued 200,000 shares of its common stock with a fair market value of $112,000 to a director as a bonus.

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

         On March 27, 2006, the Company has entered into a securities purchase agreement with each of two of its directors, Leonardo Berezovsky, M.D. and Robert M. Snukal, to convert a total of $1,150,000 in existing loans into unsecured convertible promissory notes. These notes were initially convertible into shares of common stock of the Company at a conversion price of $0.48 per share, which is the five-day average closing price ending on March 24, 2006. The notes bear an interest rate of eight percent and are convertible at any time until their date of maturity, or March 27, 2007. The Company repaid $1,145,000 of these loans during July 2006.

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

         In April 2005, we began conducting a private placement of 134 units of our securities. Each Unit consists of: (i) 50,000 shares of our Common Stock, or the Shares, at a purchase price of $0.75 per Share and (ii) 25,000 Class A Common Stock Purchase Warrants, or the Warrants. Each Warrant entitles the holder to purchase one Share at an exercise price of $1.25 per Share from the date of purchase through March 31, 2007. The number of Shares and Warrants which make up each Unit will increase if, on August 31, 2005, the closing price, or the Adjusted Closing Price of our Common Stock on the market on which our Common Stock normally trades is less than $0.75 per share. Upon occurrence of such event, we will issue an additional number of Shares per Unit so that, when added to the original 50,000 Shares, the new total, when multiplied by the Adjusted Closing Price, will equal $37,500 per Unit, PROVIDED, HOWEVER, that the Adjusted Closing Price will in no event be lower than $0.50 per Share. At the same time, an additional number of Warrants equal to fifty percent of the additional number of Shares will be issued. No value will be assigned to the Warrants. Under certain circumstances, we will file a registration statement with the Commission in respect of the Shares and the shares underlying the Warrants, or Warrant Shares. As of September 30, 2006, we have sold 16 Units totaling 1,000,000 shares for proceeds of $485,523 net of offering costs of $114,475. One-half unit representing 31,250 shares was sold during the six months ended June 30, 2006 for proceeds of $16,900 net of offering costs of $1,850.

         During the nine months ended September 30, 2006, the Company issued an aggregate of 330,000 shares of its common stock to an employee and a consultant upon the exercise of stock options at $0.07 and $0.05 per share. The Company received $17,100 of proceeds, net of costs and fees.

         During the nine months ended September 30, 2006, the Company issued an aggregate of 1,500,000 shares of its common stock to employees and a director upon the exercise of warrants at $0.20 per share. The Company received $300,000 of proceeds, net of costs and fees.

         SUBSEQUENT ISSUANCES OF UNREGISTERED SECURITIES

         Not applicable

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

                  We filed a current report on Form 8-K on September 1, 2006 announcing that the Company has entered into a License Agreement and Merger Agreement with Xcorporeal, Inc. as follows:

                           LICENSE AGREEMENT

                           On September 1, 2006, we entered into a License
                  Agreement with Xcorporeal, Inc. granting an exclusive license to all technology relating to our Wearable Artificial Kidney and other medical devices, with no geographic restrictions, that will last for a period of ninety-nine years or until the expiration of our proprietary rights in each item of intellectual property, if earlier. As consideration for granting the license, we will receive a minimum annual royalty of $250,000, or 7% of gross sales less research, development and indirect costs attributable to the technology, if higher. Also, designated costs related to the continuing development of the technology will be covered.

                           MERGER AGREEMENT

                           On September 1, 2006, we entered into a Merger
                  Agreement with Xcorporeal, Inc. which contemplates that either
                  (i) we will enter into a triangular merger in which we will become a wholly-owned subsidiary of Xcorporeal, or (ii) Xcorporeal will issue us shares of its common stock in consideration of the assignment of the technology relating to our Wearable Artificial Kidney and other medical devices.

                           In the event of the completion of the merger
                  reorganization, all outstanding shares of our common stock (other than any dissenting shares) would automatically be converted into and become validly issued, fully paid and non-assessable shares of common stock of Xcorporeal, such that all holders of all our shares of common stock would collectively receive an aggregate of 48% of all shares of common stock outstanding as of the date of execution of the Merger Agreement, adjusted for any stock splits or dividends prior to the closing. All of our outstanding warrants and options to purchase shares of our common will be converted in accordance with the same ratio. We anticipate that the merger reorganization generally would be tax free to our stockholders, except with respect to any cash received as a result of exercising any dissenters' rights.

                           In the event of the closing of the merger, we will
                  enter into an Asset Assignment and Debt Payment Agreement, pursuant to which our wholly-owned subsidiary, Los Angeles Community Dialysis, Inc. (LACD) will assume all of our and LACD's accounts payable and accounts receivable and arrange for the payment of our obligations to our creditors.

                           Xcorporeal will file a registration statement to
                  cover the shares of its common stock to be issued to our stockholders in connection with the closing of the merger. Either party may terminate the merger reorganization in accordance with the provisions of the agreement. Xcorporeal will not have any obligation to issue or deliver any of its shares after December 31, 2006, unless the parties mutually agree to extend such date.

                           If the merger is terminated, we will transfer all of
                  our technology relating to our Wearable Artificial Kidney and other medical devices to Xcorporeal, which will deliver to us validly issued, fully paid and non-assessable shares of its common stock in the amount provided above, or if we are not responsible for the termination by reason of a material breach of the Merger Agreement, a 30% stock premium.

                           Subject to satisfaction of conditions prior to
                  closing, our directors, who beneficially own approximately two thirds of our issued and outstanding shares of common stock, have agreed to vote their shares in favor of the merger reorganization.

                           As a result, we believe that the number of shares
                  required to approve the merger reorganization have committed to vote to approve the merger and that the merger will be approved by our stockholders. We intend to file either a proxy statement with respect to a meeting of our stockholders to approve the merger reorganization or an information statement with respect to a notice of the approval of the merger reorganization.

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



                                             NATIONAL QUALITY CARE, INC.

Date: November 7, 2006                       By: /s/ ROBERT SNUKAL.
                                                 ---------------------------
                                                 ROBERT SNUKAL.
                                                 CHIEF EXECUTIVE OFFICER AND
                                                 DIRECTOR