Form 10KSB
period 2006-12-31
NATIONAL QUALITY CARE INC
filed 2007-04-17
CIK 872544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-19031
NATIONAL QUALITY CARE, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	84-1215959

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number.)
9454 Wilshire Boulevard, Penthouse 6, Beverly Hills, CA 90212

(Address of principal executive offices)
(310) 860-9936

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)
Securities registered under Section 12(b) of the Exchange Act: None.
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.01 par value per share
(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
YES ☐          NO ☑
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑          NO ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐          NO ☑
The issuer’s revenues for the fiscal year ended December 31, 2006 were $1,787,451.
The aggregate market value of the issuer’s common stock held by non-affiliates, based on the closing market price $0.24 of the common stock as of March 30, 2007, was $3,590,226.
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at March 30, 2007
Common Stock, $0.01 per share	48,919,222
Transitional Small Business Disclosure Format (Check one): Yes ☐          No ☑

 ii

Unless the context otherwise requires, the terms “NQCI,” “the Company,” “we,” “us” or “our” refer to National Quality Care, Inc, a Delaware corporation, and its wholly-owned subsidiary, Los Angeles Community Dialysis, Inc., a California corporation, or “LACD.”
FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These include statements about anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words “budgeted,” “anticipate,” “project,” “estimate,” “expect,” “may,” “believe,” “potential” and similar statements are intended to be among the statements that are forward-looking statements. Because such statements reflect the risk and uncertainty that is inherent in our business, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of these risks and uncertainties are related to our current business situation and include, but are not limited to, our lack of revenues, our history of operating losses, our need for additional financing, and the uncertainty about our ability to continue as a going concern, as well as those set forth in this Annual Report beginning on page 9. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission. Readers are advised that we undertake no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.
PART I
Item 1. Description of Business
Nature of Business
We are a research and development company. Our platform technology is a wearable artificial kidney for dialysis and other medical applications (the “Wearable Kidney”). This device treats the blood of patients through a pulsating, dual-chambered pump. Continuous dialysis has always been possible for patients who are able to make several weekly visits to a dialysis clinic to be attached to a large machine for three to four hours at a time. With a wearable artificial kidney, patients would be able to have 24-hour dialysis, seven days a week, without having to spend long hours attached to a large machine at a clinic, allowing them to maintain a reasonable life style.
National Quality Care, Inc. was incorporated in Delaware in 1989 under the name “Emory Capital Corp.” The Company changed its name to Sargent, Inc. in 1991 and to National Quality Care, Inc. in 1996. Until May 31, 2006, the Company, through LACD, the dialysis clinic located in Los Angeles, California, provided dialysis services for patients suffering from chronic kidney failure and for patients suffering acute kidney failure through a visiting nursing program contracted to several Los Angeles County hospitals. On May 31, 2006, LACD completed the sale of substantially all of its assets used in the chronic care dialysis clinic. On June 15, 2006, LACD completed the sale of the acute care dialysis unit. The Company decided to sell the dialysis units in order to focus principally on completion of the development and eventual commercial marketing of the Wearable Kidney.
Current Developments
On September 1, 2006, we entered into a merger agreement (the “Merger Agreement”) with Xcorporeal, Inc. (“Xcorporeal”) which contemplated that either (i) we would enter into a triangular merger in which we would become a wholly-owned subsidiary of Xcorporeal, or (ii) Xcorporeal would issue to us shares of its common stock in consideration of the assignment of the technology relating to our wearable artificial kidney and other medical devices. In connection with the Merger Agreement, also on September 1, 2006, we entered into a license agreement (the “License Agreement”) with Xcorporeal granting an exclusive license for ninety-nine years or until the expiration of our proprietary rights in the technology, if earlier, to all technology relating to our wearable artificial kidney and other medical devices. Under the terms of the agreements and in accordance with the intent of the agreements and the representations made to us, the License Agreement was not to remain effective after the failure of the merger or Xcorporeal’s issuance to us of its shares. Effective as of December 29, 2006, we had terminated the Merger Agreement and License Agreement and all transactions contemplated thereby due to Xcorporeal’s continuing, uncured and incurable breaches of the Merger Agreement and its fraudulent and other wrongful conduct related to the Merger Agreement, the License Agreement and certain related matters. Xcorporeal did not dispute the termination of the Merger Agreement, but has disputed our termination of the License Agreement, which Xcorporeal alleges to be in full force and effect.

On December 1, 2006, Xcorporeal filed a demand for arbitration against us, alleging an unspecified anticipatory breach of the License Agreement. On December 29, 2006, at the same time we terminated the Merger Agreement and the License Agreement, we filed a lawsuit against Xcorporeal and against Victor Gura, former Chief Financial Officer and Chief Scientific Officer and a director of the Company. In the lawsuit, we allege that Xcorporeal wrongfully induced Gura to become a member of Xcorporeal’s board of directors at the same time that he was an officer and director of the Company, and that both parties have misappropriated our valuable rights and committed other wrongful acts in connection with the transactions and agreements with Xcorporeal that we ultimately terminated because of Xcorporeal’s fraud and misconduct. We allege in the lawsuit that Xcorporeal, in its dealings with us, has engaged in intentional interference with prospective economic advantage, intentional interference with contractual relations, misappropriation of trade secrets, unfair business practices, unfair competition and conversion. In addition, we have made allegations against Gura of breach of contract, breach of fiduciary duty, intentional interference with prospective economic advantage, intentional interference with contractual relations, misappropriation of trade secrets, unfair business practices, unfair competition, conversion and violation of California Labor Code Section 2860. Terren S. Peizer, Xcorporeal’s Chairman of the Board, and Gura have since stipulated to our filing of our claims against them as part of the arbitration proceeding related to the License Agreement, and we have dismissed our lawsuit without prejudice.
On January 22, 2007, Xcorporeal filed a statement of claims in the arbitration proceeding. In this statement, Xcorporeal alleges that we breached several provisions of the Merger Agreement and engaged in interference with Xcorporeal’s contractual relations and prospective economic business advantage. In addition, Xcorporeal has alleged that we improperly terminated the License Agreement and that it has retained the exclusive right to use our technology. We have filed a response to Xcorporeal’s statement of claims denying that we breached the Merger Agreement and asserting, among other things, that we properly terminated the License Agreement and that the License Agreement does not by its own terms and the meaning of the agreements survive the failure of the merger or Xcorporeal’s issuance to us of its shares. We have further made a number of claims and counterclaims in our response, including that Xcorporeal and Peizer conspired with Gura to misappropriate our trade secrets and to commit a variety of business torts and statutory and other legal violations. In addition, we have alleged that Xcorporeal and Peizer engaged in a fraudulent scheme to obtain our technology. We have further alleged that as part of this scheme, Xcorporeal and Peizer entered into the Merger Agreement and the License Agreement with us at the same time and represented to us that the License Agreement was designed solely to facilitate the transactions set forth in the Merger Agreement and would not survive a termination of the Merger Agreement or the success or failure of the merger or Xcorporeal’s issuance to us of its shares, but that following execution of the Merger Agreement, Xcorporeal and Peizer manufactured alleged breaches by us of the Merger Agreement and otherwise made it clear that they did not intend to proceed with the merger or any similar transaction. Before and after we terminated all agreements and transactions with Xcorporeal because of this conduct, which we allege to have been fraudulent, Xcorporeal claimed that the License Agreement comprised a separate and distinct transaction that was not terminable upon termination of the Merger Agreement. We believe that Xcorporeal and Peizer intended from the outset to fabricate alleged breaches by us in order to excuse their own non-performance under the Merger Agreement, and then to nonetheless obtain control of our technology by disclaiming the true nature of the License Agreement, which was that it was inextricably linked to the Merger Agreement, and by asserting instead that the License Agreement grants them a continuing right to exploit our intellectual property rights. We intend to vigorously pursue our rights and remedies in order to defeat Xcorporeal’s and Peizer’s attempt to acquire rights to our technology through a license that we believe to have been fraudulently obtained.
Pending resolution of the arbitration with Xcorporeal, Peizer and Gura, we have elected to suspend our research and development efforts with respect to the wearable artificial kidney and have no active business operations. However, we believe we will ultimately prevail on the merits of the arbitration and are continuing to prosecute our patents and are taking other steps to perfect our intellectual property rights.

Our Wearable Artificial Kidney
End-Stage Renal Disease (ESRD) and Dialysis
Healthy kidneys clean the blood by filtering out extra water and waste. They also make hormones that keep bones strong and blood healthy. When kidneys fail, the body retains fluid and harmful waste, blood pressure rises and red blood cell production falls off dramatically, resulting in the immediate need for dialysis or for a replacement kidney.
Kidney disease has become a leading cause of death, both in the United States and globally. It is also one of the most expensive chronic diseases to treat, with costs increasing every year. Kidney disease can range from mild dysfunction to severe failure and is often progressive, sometimes taking 10 to 20 years before the reduction in function requires replacement of kidney function to preserve life.
Because there is no cure for chronic renal failure (except for a kidney transplant), treatment focuses on controlling the symptoms, minimizing complications and slowing the progression of the disease. Typical treatments include addressing blood sugar and blood pressure issues with medication; implementing dietary changes to reduce potassium, phosphorus, sodium and protein; and restricting fluid intake to minimize the work required of the kidneys. However, over time, kidney damage will advance until function essentially ceases. At this point, the patient is classified as having end-stage renal disease and will require either a kidney transplant or regular dialysis to avoid complications that are life threatening.
Most ESRD patients in the U.S. undergo dialysis three times per week, with each session lasting three to four hours. Inside a dialysis machine, blood is passed into a filter lined with a selectively permeable membrane. A complex arrangement of many hollow fibers made of this membrane is used to increase the effective surface area and enhance the exchange. On one side of the membrane is blood and on the other is dialysis fluid; the process involves an osmotic interchange between the two fluids. Due to differences in concentration, urea and other wastes (molecularly smaller than membrane pores) cross the membrane from the blood to the dialysis fluid. As the dialysis fluid accumulates waste, it is purified and recycled or replaced with fresh, clean fluid. This necessitates a constant flow of purified water to each dialysis station. Due to the numerous hospitalizations, surgeries and large quantities of drugs required, with significantly higher costs during the initiation of treatment and immediately prior to death, costs of dialysis treatment are extremely high to Medicare, and even higher to private insurance.
Although spending several hours per day for three or four days each week places an enormous burden on patients and caregivers alike, it is clear that the high mortality and poor quality of life of patients permanently on dialysis may be significantly mitigated by actually increasing the amount of time they spend on the dialysis machines. However, such an increase in dialysis time is largely impractical as well as financially and logistically impossible to accomplish for the large majority of this population due, among other reasons, to the huge expense required and the shortage of nurses. More importantly, dialysis, as currently practiced, is ultimately only a stopgap. A limited number of individuals qualify for renal transplant and many investigators report that persons suffering from chronic kidney failure in the U.S. have an average death rate in excess of 20% per year. Thus, barriers of cost and practicality serve to make a treatment, which is only partially effective, even less helpful to patients in the long run.
The Wearable Kidney Solution
Continuous dialysis has always been possible. But we believe that instead of multiple, lengthy dialysis sessions each week at a clinic, patients can have 24-hour dialysis while still maintaining a reasonable life style. We have developed a prototype device that can provide dialysis 24 hours a day, seven days a week, without requiring the patient to spend long hours attached to a large machine. We believe that this device would drastically improve the effectiveness of treatment and reduce mortality in the ESRD population and significantly reduce the costs associated with providing care to these patients.
The Wearable Kidney is designed to be worn on a patient’s belt or carried in a small backpack. We anticipate that the final version will weigh less than five pounds. We believe that the design of the Wearable Kidney addressed the three key challenges that have historically impeded the viability of a wearable artificial kidney, namely:
•	an efficient blood and dialysate circulation circuit that minimizes the amount of power consumption, allowing the use of batteries to power the system;

•	a lightweight dialysate regeneration system that minimizes the amount of dialysate required to cleanse the blood efficiently; and

•	an ergonomic design of components that should enable patients to wear the device continuously without discomfort.
Background of the Wearable Kidney
We began filing patent applications covering aspects of the Wearable Kidney technology in 2001 and expect to continue to pursue focused research and development of the Wearable Kidney. On November 15, 2004, we announced that we had developed a working prototype of the Wearable Kidney (the “Prototype”). The Prototype was designed to be powered by a battery and to operate substantially continuously 24 hours a day while in use. A version of the Prototype was successfully tested in bench studies and performed safely and effectively in animal testing studies conducted at the research facilities of Cedars Sinai Medical Center in Los Angles, California. The results of our testing and research were presented at the annual meeting of the American Society of Nephrology in November 2004. An abstract of the presentation was published in the Journal of the American Society of Nephrology. We demonstrated the feasibility of our Prototype by testing it on 12 pigs. We do not currently plan to do further animal studies because we believe that the testing and experiments performed constitute all the animal studies normally required prior to beginning clinical studies on human subjects.
In late 2006, we conducted research on new and enhanced techniques for removing blood impurities, such as urea and creatinine, using our Wearable Kidney technology. These enhanced techniques for removing blood impurities also provide an additional benefit of decreasing the power requirements of our Wearable Kidney without sacrificing its operational effectiveness. The findings from these lab studies were presented on November 18, 2006 at the annual meeting of the American Society of Nephrology and an abstract of the findings is expected to be published in the Journal of the American Society of Nephrology in 2007.
We are continuing to evaluate our applications for initiating human clinical trials, which we began preparing in November 2005. Management continues to believe that the FDA will classify our Wearable Kidney as a Class III device requiring one or more clinical trials on human subjects before we may obtain approval to bring the Wearable Kidney to market.
As of February 10, 2007, we have one issued U.S. patent for the Wearable Kidney, seven pending U.S. patent applications for various aspects of both our Wearable Kidney and another device that we refer to as a Wearable Ultrafiltration Device. We have also filed one provisional U.S. patent application that will be converted into one or more utility patent applications this year. In February 2007, we received a Notice of Grant for a Swedish patent covering the Wearable Kidney. We also have 4 additional patent applications pending in various countries including Japan, Mexico, the European Community, and Brazil. We recently filed another patent application under the Patent Cooperation Treaty (PCT). This recently filed patent application relates to a specialized pumping system and mechanism for use in the Wearable Kidney or in the Wearable Ultrafiltration Device.
The Wearable Ultrafiltration Device removes excess fluid from patients with Congestive Heart Failure (CHF) and is intended to be worn as a belt and operated by batteries. The Wearable Ultrafiltration Device, like the Wearable Kidney, is intended to be substantially continuously operational 24 hours a day while in use. Ultrafiltration is increasingly being used in the treatment of CHF, but to date is always performed inside a medical facility. There is currently no marketed device that allows performance of an ultrafiltration treatment on a patient in an outpatient, continuous, ambulatory setting. A prototype of our Wearable Ultrafiltration Device has been successfully tested on animals in our research laboratory facility at Cedars Sinai Hospital in Los Angeles, California. The main benefit offered by this device is that it is intended to keep CHF patients free of salt and fluid overload, which is a major cause of hospitalizations and death for these patients. It is anticipated that the use of this device will result in significant improvements in patients’ quality of life and longevity while significantly reducing the enormous costs associated with treating the ever-growing CHF population.
During 2006, we researched and developed a protocol for installing, servicing and maintaining a Wearable Kidney. Such a protocol may replace the present day dialysis clinics as well as significantly decrease the medical and insurance costs associated with the care of patients with renal failure. The protocol eliminates the requirement for patients with renal failure to spend three to five hours every few days at a dialysis clinic. The protocol may enable a Wearable Kidney wearer to be more active in society and to maintain a higher quality of life and longevity meanwhile reducing the medical and insurance costs associated with such patients.

Market and Marketing
We have targeted chronic kidney failure or ESRD as the first application of our new technology. At its most basic level, once the Wearable Kidney is connected to a patient’s blood supply, it can remove certain chemicals or toxins and excess fluids from the blood before returning the blood to the body, thus replacing many of the essential functions of a damaged kidney. At the same time, it can also be used to infuse the blood stream with drugs, hormones or nutritional components, as the clinical circumstances may require. While there are other devices to accomplish these tasks, only our device is actually wearable. Accordingly, the Wearable Kidney is anticipated to be able to provide patients with continuous, 24-hours operation, which will not only increase significantly the amount of treatment time but is also anticipated to enable patients to achieve a quality of life much closer to that of a healthy individual.
If successful, the use of the Wearable Kidney could radically alter the use of existing dialysis equipment by dialysis service centers presently in operation. However, these same centers are a natural outlet for the Wearable Kidney, and we believe that such centers may come to recognize the Wearable Kidney as a business opportunity rather than as a competitor. We intend to exploit the Wearable Kidney by generating revenue from sales and leases and from recurring sale of consumables associated with the Wearable Kidneys, such as pumps, sorbents, filters and rechargeable batteries. In the U.S., we intend to lease the Wearable Kidney mainly to existing dialysis centers. We believe this strategy has the following advantages:
•	a relationship with a dialysis center represents the most cost-effective and rapid path to introducing the Wearable Kidney to prospective patients since the majority of dialysis patients receive their treatment through a clinic. Only clinics with proper licensing are eligible to receive Medicare reimbursement;

•	many nephrologists (responsible for a patient’s primary care) also hold ownership stakes in one or more dialysis clinics;

•	leasing the Wearable Kidney minimizes the initial cost of adopting the device;

•	patients using the Wearable Kidney will require ongoing physician care and product support and dialysis clinics are well equipped to provide such services; and

•	worldwide, there are 5,500 dialysis centers. Significant consolidation has occurred in the last decade, as industry leaders attempt to achieve economies of scale and leverage operation expertise.
Of equal, if not greater, importance will be the education of representatives of government at all levels, as well as insurance companies, on the benefits of the Wearable Kidney. In effect, our real market will be patients on Medicare and Medi-Cal, as well as insurance companies and HMOs, in their role as the principal sources of funding for the costs of dialysis.
Research and Development; Manufacturing
We believe that the Wearable Kidney can be manufactured in a lightweight, low-cost design. The Prototype was assembled with a proprietary design that cost comparatively little to produce. The commercial version is projected to cost substantially less to manufacture in quantity and is expected to weigh less than five pounds. We will require significant funds and efforts to advance the design from its current state to the final product design.
We intend to continue our research and development efforts, with goals that include the following:
•	Improving the chemicals used in the dialysis process; the current chemicals have been used for decades. We believe that new chemicals that last longer and can be used in small quantities would further reduce the cost and weight of the Wearable Kidney.

•	Developing software that allows physicians to customize the function of the Wearable Kidney to meet the specific dialysis needs of each patient.

•	Adapting the technology underlying the Wearable Kidney to other medical uses.

During the years ended December 31, 2006 and 2005, we incurred a total of approximately $691,000 and $1,309,000, respectively, in connection with our research and development activities. The amount incurred for the year ended December 31, 2006 includes share-based compensation of $112,000 and is net of $1,066,401 reimbursed under the License Agreement.
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
Patents and Proprietary Technology
We protect our proprietary rights from unauthorized use by third parties to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Patents and other proprietary rights are an essential element of our business. Our policy is to file patent applications and to protect our technology, inventions and improvements to inventions that are commercially important to the development of our business. We also rely on trade secret, employee and third-party nondisclosure agreements and other protective measures to protect our intellectual property rights pertaining to our products and technology.
In November 2005, we were issued a U.S. patent covering the design of the Wearable Kidney. Due to U.S. Patent Office delays, the U.S. Patent Office extended the term of this patent by 261 days such that the patent’s expiration date is August 4, 2022. In addition to the issued patent, we presently have eight pending patent applications in the U.S. Copies of the U.S. patent applications have been filed under the Patent Cooperation Treaty (PCT), and then in various foreign countries including, Brazil, the European Community, Japan, Mexico and Sweden. We have received a Notice of Patent Grant from Sweden for a patent covering the basic design of the Wearable Kidney. These patent applications, in general, explain the overall Wearable Kidney and Wearable Ultrafiltration Device systems, as well as specific parts thereof and methods associated therewith, including device configurations and size, microprocessor control, fluid and chemical requirements, specialized features, fluid pumping features, methods of maintaining the Wearable Kidney, and its relative ease of operation.
Government Regulation
Due to the relatively early nature of our development efforts, we have not yet confirmed with the FDA its view of the regulatory status of the Wearable Kidney or which center of the FDA might have primary responsibility for review of the regulatory submissions we intend to make. Depending on the claims made and the FDA’s ruling regarding the regulatory status of the Wearable Kidney, it may be designated as a device, a biologic or as a combination product. However, we anticipate that regardless of regulatory designation, we will need to conduct pre-clinical and clinical studies on humans before being able to market the Wearable Kidney.
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
U.S. Regulation of Products. In the U.S., medical devices are classified into three different classes, Class I, II and III, on the basis of controls deemed reasonably necessary to ensure the safety and effectiveness of the device. Class I devices are subject to general controls (i.e. labeling, pre-market notification and adherence to the FDA’s Good Manufacturing Practices or GMP), Class II devices are subject to general and special controls (i.e. performance standards, post-market surveillance, patient registries and FDA guidelines). Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness, that is, life-sustaining, life-supporting and implantable devices, or new devices, which have been found not to be substantially equivalent to legally marketed devices. We believe the Wearable Kidney for the treatment of ESRD is likely to be classified as a Class III device.
Clearance Procedure. Before a new medical device can be marketed, such as the Wearable Kidney for the treatment of ESRD, marketing clearance must be obtained through either the pre-market approval (“PMA”) process, or a shorter process under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDC Act”). Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to authorize the marketing of new products or to allow us to enter into supply contracts and criminal prosecution. The PMA process is more formal and requires more panel time for trials, more information and a review period of 180 days (as compared to 90 days for 510(k)). The route required for a specific device depends on the class of the device and/or the similarity of the new decide to existing approved devices. The FDA has been requiring an increasingly rigorous demonstration of such similarity, which may include a requirement to submit human clinical trial data. Class III is the most stringent regulatory category for medical decides, since those devices support or sustain human life or prevent impairment to health. As such, these devices generally require PMA approval.
Human Clinical Trials. An investigational device exemption (“IDE”) allows an investigational device to be used in a clinical study in order to collect safety and effectiveness data required to support a PMA application to the FDA. Clinical studies are most often conducted to support a PMA. Investigational use also includes clinical evaluation of certain modifications or new intended uses of legally marketed devices. All clinical evaluations of investigational devices, unless exempt, must have an approved IDE before the study is initiated. An approved IDE permits a device to be shipped lawfully for the purpose of conducting investigations of the device without complying with other requirements of the FDC Act that would apply to devices in commercial distribution.
If human clinical trials of a device are required for a PMA application, or, in the opinion of the FDA, if the device presents a “significant risk,” the sponsor of the trial (usually the manufacturer or the distributor of the device) must file an IDE application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards (“IRBs), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a “nonsignificant risk” to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs without the need for FDA approval.
Ongoing Regulation. If clearance or approval is obtained, any device manufactured or distributed by us will be subject to pervasive and continuing regulation by the FDA. We will be subject to routine inspection by the FDA and will have to comply with the host of regulatory requirements that usually apply to medical devices marketed in the U.S. including labeling regulations, good manufacturing practices requirements, Medical Device Reporting (“MDR”) regulation (which requires a manufacturer to report to the FDA certain types of adverse events involving its products), and the FDA’s prohibitions against promoting products for unapproved or “off-label” uses.
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
International Product Regulation
International Organization for Standards (“ISO”) standards were developed by the European Community, or EC, as a tool for companies interested in increasing productivity, decreasing cost and increasing quality. The EC uses ISO standards to provide a universal framework for quality assurance and to ensure the good quality of products and services across borders. The ISO 9000 standards have facilitated trade throughout the EC, and businesses and governments throughout the world are recognizing the benefit of the globally accepted uniform standards. Any manufacturer utilized for purposes of manufacturing our products (including us, if we manufacture our own Wearable Kidney) will be required to obtain ISO certification to facilitate the highest quality products and the easiest market entry in cross-border marketing. This will enable us to market our products in all of the member countries of the EU. We also will be required to comply with additional individual national requirements that are outside the scope of those required by the European Economic Area.
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
Employees
As of March 20, 2007, we had no employees and several consultants in administration.
Available Information
We are a reporting company and file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”). You may inspect and copy these materials at the Public Reference Room maintained by the Commission at 100 F Street, N.E., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for more information on the Public Reference Room. You can also find our Commission filings at the Commission’s website at www.sec.gov.
RISK FACTORS
Each of the following risks could adversely affect our business and the accuracy of the forward-looking statements contained in this Annual Report. Persons who may own or intend to purchase shares of common stock in any market where the common stock may trade should consider the following risk factors, together with other information contained elsewhere in our reports, proxy statements and other available public information, as filed with the Commission, prior to purchasing shares of our common stock.
Risks related to our business
We are a party to pending arbitration proceedings relating to the Wearable Kidney technology and, if the arbitration is decided adversely to us, we may no longer have rights to develop that technology, which could require us to cease operations altogether. Xcorporeal has disputed our termination of the license agreement entered into in connection with our merger agreement on September 1, 2006. The license agreement would have granted an exclusive license relating to the Wearable Kidney and other medical devices. Effective as of December 29, 2006, we terminated the merger and license agreements due to Xcorporeal’s continuing, uncured and incurable breaches of the merger agreement and its fraudulent and other wrongful conduct related to the merger and license agreements and certain related matters. Xcorporeal initiated the proceeding by submitting a demand for arbitration, in accordance with the terms of the license agreement, on December 1, 2006. Xcorporeal initially alleged an unspecified anticipatory breach by the Company of the license agreement, and subsequently filed a statement of claims alleging that we breached the merger agreement, engaged in tortious interference with contract and prospective economic advantage and that our termination of the license agreement on December 29, 2006 was ineffective. On February 5, 2007, we filed a response to Xcorporeal’s statement of claims disputing Xcorporeal’s allegations and asserting counterclaims for fraud, rescission, reformation, breach of contract, unjust enrichment and defamation. On March 9, 2007, we amended our response to add our claims against Terren S. Peizer, Xcorporeal’s Chairman of the Board, and Victor Gura, a former officer and director of the Company. In this amended response we have stated claims and counterclaims against Xcorporeal and Peizer for fraud and defamation; against Gura for fraudulent concealment and violation of California Labor Code Section 2860; against Xcorporeal for rescission, reformation and breach of contract; and against Xcorporeal, Peizer and Gura for conversion, intentional interference with prospective economic advantage, intentional interference with contractual relations, unfair business practices, unfair competition, misappropriation of trade secrets and conspiracy. We believe that the failure to complete the merger, Xcorporeal’s failure to issue us its shares and our proper termination of the license agreement means that Xcorporeal has no rights to the Wearable Kidney technology. However, if the arbitrator decides that the license agreement was not properly terminated and remains in full effect, we would no longer have rights to develop our Wearable Kidney, which is our sole business focus. In that case, we would likely have to cease business operations entirely.
Pending resolution of the arbitration proceedings, we are not actively pursuing research and development of the Wearable Kidney.
Pending resolution of the arbitration, we have suspended our research and development efforts with respect to the Wearable Kidney and expect to have no active business operations, although we are continuing to prosecute our patent applications and pursue other steps to protect our intellectual property rights. The arbitration could take months or years to be decided, during which time our financial resources may be depleted. Even if the arbitration is ultimately decided in our favor, we may not have the resources at that time to resume our intended business plan. We could require additional financing to fund the arbitration, which we might not be able to obtain on favorable terms, or at all.
We have discontinued our sole revenue-generating operation and have shifted our business focus to unproven product development. In June 2006, we sold our chronic care dialysis business, which had generated 100% of our revenue since inception. Our business is now focused solely on research and development of the Wearable Kidney. This development has generated no revenue to date and is not anticipated to do so for at least two years, if at all. There can be no assurance that our Wearable Kidney will be developed into a marketable product from which we will generate revenue. Our future revenues and success will depend upon our successful research and development and ultimate marketing of our proposed Wearable Kidney for the treatment of ESRD, which is unproven at this time and has not yet been submitted for any required FDA approval. We anticipate that we will need to raise significant amounts of money to be able to bring the Wearable Kidney to the point where successful human clinical trials have been completed and regulatory approval can be obtained. Our ability to complete the development of the Wearable Kidney and to successfully introduce our new products into the market may be adversely affected by a number of factors, such as our ability to raise the required capital to complete the project, unforeseen costs and expenses, regulatory approvals, technological changes, economic downturns, competitive factors or other events beyond our control.
Our historic operating results are not a meaningful indicator of future performance, and you have limited information with which to evaluate our business and our prospects. Until the sale of our dialysis business in June 2006, 100% of our revenue since inception had been generated by that business. Consequently, our historical operating results cannot be relied upon as an indicator of our future performance, and we cannot predict whether we will obtain or sustain positive operating cash flow or even gross revenue in the future.
We are not profitable and will have to raise additional capital to finance our operations. We generated net losses of $1,538,387 and $2,344,525 during the years ended December 31, 2006 and 2005, respectively. At December 31, 2006, we had an accumulated deficit of $9,562,002 and working capital of $457,157. Our cash flow needs for the year ended December 31, 2006 were primarily provided from operations of the chronic and acute care dialysis clinic, advances from shareholders, proceeds from the exercise of options and warrants, the sale of common stock, proceeds from the sale of assets used in the chronic and acute care dialysis clinic, and reimbursement of expenses from Xcorporeal under the License Agreement We will need additional financing, in the form of debt and/or equity, in order to continue to develop the Wearable Kidney. We cannot assure you that we will be able to obtain such additional financing in the future on terms acceptable to us or at all. Our failure to obtain such financing may have a material adverse effect on our business and could result in our inability to meet our obligations, which could result in a cessation of our operations. Moreover, if we are unable to develop the Wearable Kidney to the point of being commercially marketable, we may have to cease our business operations completely.

The audited financial statements included as part of this Annual Report contain a “going concern” opinion from our independent auditor. The report of our independent auditors issued in connection with our audited financial statements included in this Annual Report on Form 10-KSB for the year ended December 31, 2006 includes a paragraph which generally provides that the financial statements accompanying such auditor’s report were prepared assuming that we will continue as a going concern, that expresses that our historical operating losses and accumulated deficit raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of our recorded assets and classification of liabilities that might be necessary in the event that we cannot continue in existence. The independent auditor’s report assumes that the establishment of our continued business operations are dependent upon receipt of significant additional outside financing and our ability to complete the development of the Wearable Kidney and bringing to market. We cannot assure you that that we will be able to obtain such outside financing on terms favorable to us or at all, or establish future profitable operations from the Wearable Kidney or otherwise. If we do not succeed, then we may be forced to discontinue our operations and close our business.
We will need to hire key personnel to complete the development and eventual marketing of the Wearable Kidney. We currently have no employees and several consultants in administration. Our success will depend upon the ability to obtain and retain the services of key medical, engineering, financial and marketing personnel. The inability to attract or retain qualified personnel or delays in hiring required personnel, particularly engineers, could seriously delay, or even prevent, the development and introduction of the Wearable Kidney.
We must clear a number of hurdles, including human clinical trials, before our Wearable Kidney is approved. If human clinical trials of our device are required for a PMA application, or, in the opinion of the FDA, if our device presents a “significant risk,” the sponsor of the trial (probably us) must file an IDE application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA, then one or more appropriate IRB, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. Submission of an IDE does not give assurance that the FDA will approve the IDE and, if it is approved, there can be no assurance that the FDA will determine that the data derived from the studies support the safety and efficacy of the device or warrant the continuation of clinical studies. Our failure to obtain such approval would have a material adverse effect on our capability to continue in business.
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

Defending against intellectual property infringement claims could be time-consuming and expensive, and if we are not successful, could cause substantial expenses and disrupt our business. We cannot assure you that the products, services, technologies and advertising we employ in our business do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. We may be subject in the ordinary course of our business to legal proceedings and claims from time to time relating to the intellectual property of others. Any legal action against us claiming damages or seeking to enjoin commercial activities relating to the affected products or our methods or processes could have a material adverse effect on our business by:
•	requiring us, or our collaborators, to obtain a license to continue to use, manufacture or market the affected products, methods or processes, and such a license may not be available on commercially reasonable terms, if at all;

•	preventing us from making, using or selling the subject matter claimed in patents held by others and subject us to potential liability for damages;

•	consuming a substantial portion of our managerial and financial resources; or

•	resulting in litigation or administrative proceedings that may be costly, whether we win or lose.
We may not be able to protect our intellectual property rights outside the U.S. Intellectual property law outside the U.S. is uncertain and in many countries is currently undergoing review and revision. The laws of some countries do not protect our intellectual property rights to the same extent as laws in the U.S. The intellectual property rights we enjoy in one country or jurisdiction may be rejected in other countries or jurisdictions, or, if recognized there, the rights may be significantly diluted. It may be necessary or useful for us to participate in proceedings to determine the validity of our, or our competitors’, foreign intellectual property rights, which could result in substantial cost and divert our efforts and attention from other aspects of our business. If we are unable to defend our intellectual property rights internationally, we may face increased competition outside the U.S., which could materially adversely affect our future business, operating results and financial condition.
We face competition from existing products, and new products may be developed that compete with the Wearable Kidney or render it obsolete. We directly and indirectly compete with other businesses, including those in the dialysis industry, many of which are larger and more firmly established and have greater financial resources than us. The dialysis industry is fragmented and highly competitive, particularly in terms of developing relationships with referring physicians. The medical devices industry is subject to rapid and substantial technological development and product innovations. To be successful, we must respond to new developments in technology, new applications of existing technology and new treatment methods. Even if we are responsive, there may be other companies able to design a product which will provide dialysis treatment in a convenient portable form and able to bring such a product market quickly enough to constitute a major competitor to the Wearable Kidney. Such competition may adversely affect our business and financial condition.
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
We expect to be dependent on Medicare, Medi-Cal and other sources of reimbursement for our revenues when the Wearable Kidney is developed and in use. We are unable to predict how and at what rate Medicare, Medi-Cal and the other sources for reimbursement will pay for the costs of usage of the Wearable Kidney, if at all. We believe that once the Wearable Kidney is introduced to the market, payment for its use will be governed by these systems. We do not know what rates of reimbursement will be available and whether those rates will result in profitable operations for us. In the event that the amount reimbursed for the use of the Wearable Kidney is inadequate, it may not be feasible to execute our business plan profitably.

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
Once we have sufficient information to design our pre-clinical and clinical development plans, we will seek the FDA’s input on those plans and, more specifically, are subject to the FDA’s requirements for approval. However, even if such a plans are developed and agreed to with the FDA, the FDA may insist upon changes to a development plan previously agreed to, if new information shows that the plans may present safety or effectiveness concerns. The FDA also retains considerable leverage to require changes in study protocols from the sponsors of clinical investigations even after an FDA meeting and agreement has been reached.
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
Even if our Wearable Kidney is approved for market, we will be subject to continuing regulation. If clearance or approval is obtained so that we may bring the Wearable Kidney to market, any device manufactured or distributed by us will be subject to pervasive and continuing regulation by the FDA. We will continuously be subject to routine inspection by the FDA and will have to comply with the host of regulatory requirements that usually apply to medical devices marketed in the U.S. including labeling regulations, GMP requirements, MDR regulation (which requires a manufacturer to report to the FDA certain types of adverse events involving its products), and the FDA’s prohibitions against promoting products for unapproved or “off-label” uses. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on our business, financial condition and results of operations.
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
Finally, any loss by us of our various federal certifications, our authorization to participate in the Medicare or Medi-Cal programs or our licenses under the laws of any state or other governmental authority or a change resulting from healthcare reform reducing reimbursement or reducing or eliminating coverage, would have a material adverse effect on our business. We cannot assure you that our activities will not be reviewed and challenged or that healthcare reform will not result in a material adverse change to us.
Risks related to owning our common stock
The issuance of new shares of common stock or preferred stock, as well as resales of our outstanding common stock, could cause dilution and depress the market price of our common stock. Future sales of shares of common stock by us and our stockholders could adversely affect the prevailing market price of our common stock. We expect to rely in significant part on equity financing to generate cash for research and development costs over at least the next two years. We will need to raise additional financing to continue operations, and such financing could be in the form of equity. Pursuant to our Certificate of Incorporation, we have the authority to issue additional shares of common stock and preferred stock. The issuance of such new shares would result in the dilution of the voting power of our currently issued and outstanding common stock and could also reduce the market price of our common stock. In addition, sales of substantial amounts of common stock in the public market, or the perception that such sales may occur, could have a material adverse effect on the market price of our common stock.
There is a limited public market for our common stock, and our stock price has been and continues to be volatile. Because of the limited public trading market for our common stock, and because of its price volatility, holders of our common stock may not be able to sell their shares should they decide to do so. Such limited market may also cause us difficulty in obtaining future financing. In addition, there can be no assurances that such markets will continue or that any shares, which may be purchased, may be sold without incurring a loss. The market price for our common stock could fluctuate due to various factors, including but not limited to:
•	announcements related to the pending arbitration;

•	announcements related to our efforts to develop the Wearable Kidney;

•	changes in government regulations;

•	fluctuations in our quarterly and annual operating results; and

•	general market conditions.
In addition, the stock markets have, in recent years, experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Market fluctuations, as well as economic conditions, have adversely affected, and may continue to adversely affect, the market price of our common stock.
We are not required to meet or maintain any listing standards for our common stock to be quoted on the OTC Bulletin Board or in the Pink Sheets, which could affect our stockholders’ ability to access trading information about our common stock.
The OTC Bulletin Board and the Pink Sheets are each separate and distinct from the Nasdaq Stock Market and any national stock exchange, such as the New York Stock Exchange or the American Stock Exchange. Although the OTC Bulletin Board is a regulated quotation service operated by the National Association of Securities Dealers (“NASD”), that displays real-time quotes, last sale prices, and volume information in over-the-counter (“OTC”) equity securities like our common stock, and although Pink Sheets’ Electronic Quotation Service is an Internet-based, real-time quotation service for OTC equities for market makers and brokers that provides pricing and financial information for the OTC securities markets, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be quoted on either the OTC Bulletin Board or in the Pink Sheets. Our common stock does not presently meet the minimum listing standards for listing on the Nasdaq Stock Market or any national securities exchange, which could affect our stockholders’ ability to access trading information about our common stock. Additionally, we are required to satisfy the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). If we fail to do so, our shares may no longer be quoted on the OTC Bulletin Board.
Our common stock is subject to “penny stock rules,” which may make it more difficult for investors to sell their common stock. Our securities are subject to the “penny stock rules” under the Exchange Act that apply to companies, other than companies that trade on certain national securities exchanges or whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if we have been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the OTC market, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) for companies whose shares are traded in the OTC market to obtain needed capital.

Our directors, executive officers and principal stockholders have voting control. Our directors, executive officers and principal stockholders beneficially own approximately 74% of our outstanding common stock. As a result of such ownership, such persons will be in a position to exercise significant control with respect to our affairs and the election of directors and may delay or prevent an acquisition. If these stockholders were to sell a substantial number of shares of our common stock, the market price of our common stock could decline.
Certain provisions of our charter documents may have potential anti-takeover effects. Our Certificate of Incorporation includes certain provisions, which are intended to protect our stockholders by rendering it more difficult for a person or persons to obtain control of us without cooperation of our management. These provisions include certain super-majority requirements for the amendment of our Certificate of Incorporation and Bylaws. Such provisions are often referred to as “anti-takeover” provisions. The inclusion of such “anti-takeover” provisions in the Certificate of Incorporation may delay, deter or prevent a takeover which our stockholders may consider to be in their best interests, thereby possibly depriving holders of our securities of certain opportunities to sell or otherwise dispose of their securities at above-market prices, or limit the ability of stockholders to remove incumbent directors as readily as the stockholders may consider to be in their best interests.
We do not intend to pay dividends on our common stock. We have paid no dividends on our common stock to date and there are no plans for paying dividends on our common stock in the foreseeable future. We intend to retain earnings, if any, to provide funds for the expansion of our business.
Item 2. Description of Property
We lease office space located at 9454 Wilshire Boulevard, Penthouse 6, Beverly Hills, CA 90212, which serves as our principal executive offices, on a month-to-month basis at $1,605 per month.
Item 3. Legal Proceedings
On December 1, 2006, Xcorporeal filed a demand for arbitration at JAMS in Santa Monica, California against us, alleging an unspecified anticipatory breach of a license agreement that we entered into with Xcorporeal on September 1, 2006. At the same time we entered into the license agreement, we entered into an interrelated and inter-dependent merger agreement with Xcorporeal. Effective as of December 29, 2006, we terminated the merger and license agreements due to Xcorporeal’s continuing, uncured and incurable breaches of the merger agreement and its fraudulent and other wrongful conduct related to the merger and license agreements and certain related matters. At the same time we terminated the merger agreement and the license agreement, we filed a lawsuit against Xcorporeal and against Victor Gura, a former officer and director of the Company. In the lawsuit, we allege that Xcorporeal wrongfully induced Gura to become a member of Xcorporeal’s board of directors at the same time that he was an officer and director of the Company, and that both parties have misappropriated our valuable rights and committed other wrongful acts in connection with the transactions and agreements with Xcorporeal that we ultimately terminated because of Xcorporeal’s fraud and misconduct. We allege in the lawsuit that Xcorporeal, in its dealings with us, has engaged in intentional interference with prospective economic advantage, intentional interference with contractual relations, misappropriation of trade secrets, unfair business practices, unfair competition and conversion. In addition, we made allegations against Gura of breach of contract, breach of fiduciary duty, intentional interference with prospective economic advantage, intentional interference with contractual relations, misappropriation of trade secrets, unfair business practices, unfair competition, conversion and violation of California Labor Code Section 2860. Terren S. Peizer, Xcorporeal’s Chairman of the Board, and Gura have since stipulated to our filing of our claims against them as part of the arbitration proceeding related to the license agreement, and we have dismissed our lawsuit without prejudice.
On January 22, 2007, Xcorporeal filed a statement of claims in the arbitration proceeding. In this statement, Xcorporeal alleges that we breached several provisions of the merger agreement and engaged in interference with Xcorporeal’s contractual relations and prospective economic business advantage. In addition, Xcorporeal has alleged that we improperly terminated the license agreement and that it has retained the exclusive right to use our technology. On February 5, 2007, we filed a response to Xcorporeal’s statement of claims denying that we breached the merger agreement and asserting, among other things, that we properly terminated the license agreement and that the license agreement does not by its own terms and the meaning of the agreements survive the success or failure of the merger or Xcorporeal’s issuance to us of its shares. In this response, we asserted counterclaims against Xcorporeal for fraud, rescission, reformation, breach of contract, unjust enrichment and defamation. We amended our response on March 9, 2007 to add our claims against Peizer and Gura and have now stated claims and counterclaims against Xcorporeal and Peizer for fraud and defamation; against Gura for fraudulent concealment and violation of California Labor Code Section 2860; against Xcorporeal for rescission, reformation and breach of contract; and against Xcorporeal, Peizer and Gura for conversion, intentional interference with prospective economic advantage, intentional interference with contractual relations, unfair business practices, unfair competition, misappropriation of trade secrets and conspiracy.
In the arbitration, we are contending that Xcorporeal and Peizer conspired with Gura to misappropriate our trade secrets and to commit a variety of business torts and statutory and other legal violations. In addition, we have alleged that Xcorporeal and Peizer engaged in a fraudulent scheme to obtain our technology. We further allege that as part of this scheme, Xcorporeal and Peizer entered into the merger agreement and the license agreement with us at the same time and represented to us that the license agreement was designed solely to facilitate the transactions set forth in the merger agreement and would not survive a termination of the merger agreement or the success or failure of the merger or Xcorporeal’s issuance to us of its shares, but that following execution of the merger agreement, Xcorporeal and Peizer manufactured alleged breaches by us of the merger agreement and otherwise made it clear that they did not intend to proceed with the merger or any similar transaction. Before and after we terminated all agreements and transactions with Xcorporeal because of this conduct, which we allege to have been fraudulent, Xcorporeal claimed that the license Agreement comprised a separate and distinct transaction that was not terminable upon termination of the merger agreement. We believe that Xcorporeal and Peizer intended from the outset to fabricate alleged breaches by us in order to excuse their own non-performance under the merger agreement, and then to nonetheless obtain control of our technology by disclaiming the true nature of the license agreement, which was that it was inextricably linked to the merger agreement, and by asserting instead that the license agreement grants them a continuing right to exploit our intellectual property rights. We believe that our termination of the license agreement was proper and we intend to vigorously pursue our rights and remedies in order to defeat Xcorporeal’s and Peizer’s attempt to acquire control of our technology through a license that we believe to have been fraudulently obtained.
Item 4. Submission of Matters to a Vote of Security Holders
None.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities
Our common stock is listed for trading in the over-the-counter market on the NASD Bulletin Board under the symbol “NQCI.OB”. Our common stock has a very limited trading history.
The following table sets forth quotations for the high and low closing sale prices for the common stock for the periods indicated below, based upon quotations between dealers, without adjustments for stock splits, dividends, retail mark-ups, mark-downs or commissions, and therefore, may not represent actual transactions:

	High	Low
Year Ended December 31, 2006
First Quarter	$0.82	$0.43
Second Quarter	$0.72	$0.45
Third Quarter	$0.70	$0.25
Fourth Quarter	$0.61	$0.28
Year Ended December 31, 2005
First Quarter	$0.45	$0.40
Second Quarter	$0.63	$0.63
Third Quarter	$0.69	$0.33
Fourth Quarter	$0.69	$0.40

As of March 30, 2007, our authorized capital stock consisted of 50,000,000 shares of common stock, par value $0.01 per share and 5,000,000 shares of preferred stock, par value $0.01 per share. As of March 30, 2007, there were issued and outstanding 48,919,222 shares of common stock held by approximately 439 holders of record. There were no shares of preferred stock issued and outstanding.
Equity Compensation Plan Information
The following is a summary of all of our equity compensation plans and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2006:

			(C)
			Number of Securities
	(A)	(B)	Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding	Plans (excluding
	Outstanding Options,	Options, Warrants	securities reflected in
	Warrants and Rights	and Rights	column (A))
Equity compensation plans approved by security holders	0	$0	1,000,000 (1)
Equity compensation plans not approved by security holders	4,700,000	$0.58	N/A
Totals	4,700,000	$0.58	1,000,000
(1) Represents shares available under the Company’s 1998 Stock Option Plan.
Dividend Policy
We have not declared or paid any dividend since inception on our common stock. We do not anticipate that any dividends will be declared or paid in the future on our common stock.
Our transfer agent is Colonial Stock Transfer, 66 Exchange Place, Salt Lake City, Utah 84111, (801) 355-5740.
Recent Sales of Unregistered Securities
In July 2006, we issued an aggregate 364,584 shares of common stock to our Chairman of the Board and our Chief Executive Officer in connection with the issuance of convertible notes to them in March 2006.
In July 2006, we issued an aggregate 4,000,000 shares of common stock to our Chairman of the Board, our Chief Executive Officer and a director in exchange for satisfaction of an aggregate $1,200,000 of debt owed them directors by us.
In April 2006, we issued 41,667 shares of common stock and warrants to purchase 20,833 shares of common stock to an investor for an aggregate purchase price of $25,000. The warrants have an exercise price of $1.25 per share, vested immediately upon issuance, and expire March 31, 2007.
In March 2006, we issued options to purchase an aggregate 600,000 shares of common stock to our Chairman of the Board and our Chief Executive Officer in connection with cash advances made to us by them during 2005 and the first quarter of 2006. The 10-year options vested upon issuance and have an exercise price of $0.52 per share.
In February 2006, we issued 31,250 shares of common stock and warrants to purchase 15,625 shares of common stock to an investor for an aggregate purchase price of $18,750. The warrants have an exercise price of $1.25 per share, vested immediately upon issuance, and expire March 31, 2007.

All of the above offerings and sales were deemed by the Company to be exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof and/or Rule 506 of Regulation D promulgated thereunder. No advertising or general solicitation was employed in offering any of the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors or directors, and transfer was restricted in accordance with the requirements of the Securities Act of 1933 (including by legending of certificates representing the securities). In each instance, we also provided the above-referenced persons with information regarding our business, operations and financial condition and gave them the opportunity to make further inquiries of management. In addition to relying on representations by the above-referenced persons, we made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment.
Item 6. Management’s Discussion and Analysis or Plan of Operation
Our plan of operation is to complete the clinical studies in humans with the Wearable Artificial Kidney in order to apply to the FDA for permission to market the device.
Short Term Goals
•	achieve a favorable outcome in the arbitration with Xcorporeal, Inc. (“Xcorporeal”).

•	continue the research and development of the Wearable Kidney.

•	continue to pursue financing opportunities, including from our existing directors and shareholders.
Long Term Goals
•	recapitalize our company by selling equity securities.

•	introduce the first generation of the Wearable Kidney to the marketplace.
We believe that we do not have sufficient working capital from operations to meet our obligations in the next twelve months. Therefore, we will seek funding from outside sources to meet our commitments. Historically we have been successful in securing working capital through private placements of our common stock. But we cannot assure you that we will be successful in the future in obtaining any additional capital on terms favorable to us or at all. The failure to obtain such capital could have a material adverse effect on our financial condition and operations.
Results of Operations for the Years Ended December 31, 2006 and December 31, 2005.
Discontinued Operations — Dialysis clinic:
On May 31, 2006, Los Angeles Community Dialysis, Inc. (LACD) completed the sale of substantially all of its assets used in the chronic care dialysis clinic. On June 15, 2006, LACD completed the sale of the acute care dialysis unit. The assets sold included property and equipment with a net book value of $357,138 and inventory amounting to $47,165. The decision to sell the dialysis units was based on the determination that it is in the best interest of the stockholders to focus principally on completion of the development and eventual commercial marketing of the wearable artificial kidney for dialysis and other medical applications. The assets used for patients suffering from chronic kidney failure were sold to Kidney Dialysis Center of West Los Angeles, LLC (KDC) pursuant to a purchase and sale agreement for $3,000,000. Of the purchase price, $1,000,000 was received at close, and $2,000,000 was to be paid pursuant to a promissory note which was paid-in-full as of December 31, 2006. In addition to the purchase price, at close, KDC contributed $253,000 towards pay-off of a loan secured by dialysis equipment, and paid $33,767 representing the cost of inventory. The acute care dialysis unit was sold to Dr. Victor Gura and Dr. Ronald Lang for $131,005. The purchase price was satisfied by the Company’s obligation to Dr. Victor Gura of the same amount. As a result of the sale of LACD’s assets, the Company accounted for the business of LACD as a discontinued operation for all periods presented in accordance with SFAS No. 144. Included in income from operations of the discontinued component on the accompanying consolidated statements of operations is $3,013,469 representing gain on disposal of assets as a result of the sale of LACD assets.

Continuing operations:
Operating expenses for the year ended December 31, 2006 increased by 114% to $4,672,665 from $2,182,785 for the year ended December 31, 2005. Total operating expenses include (i) selling, general and administrative expenses, and (ii) research and development expenses as follows:
Selling, general and administrative expenses for the year ended December 31, 2006 increased 356% to $3,981,962 from $873,713 for the year ended December 31, 2005. These expenses are net of an approximate $116,000 reimbursement from Xcorporeal, Inc. made in accordance with the terms of the license agreement during 2006. This net increase was primarily the result of the Company incurring $1,007,000 of non-cash share-based compensation to consultants during 2006 from the issuance of common stock, the Company incurring $1,442,500 of non-cash share-based director and employee compensation from the grant of options and issuances of common stock, a net decrease in officer and director salaries of $63,000 resulting from reclassification of 80% of the former chief financial officer’s salary to research and development due to a change in responsibilities and the payment of a $175,000 bonus to a director for new services acting in the capacity of chief executive officer, an increase in accounting fees of approximately $101,000, and an increase in legal fees of approximately $644,000. Accounting and legal fees increased due primarily to increased efforts through the use of consultants in meeting filing requirements, in relation to the sale of LACD assets, and in relation to the merger and license agreements with Xcorporeal, Inc.
Research and development expenses for the year ended December 31, 2006 decreased 47% to $690,703 from $1,309,072 for the year ended December 31, 2005. These expenses include: legal fees; payments to 3 independent consultants and 3 full time employees working on the project; expenses to conduct internal lab tests; and supplies and materials to construct a model of a wearable artificial kidney. Also, Dr. Gura devoted 80% of his time to the project and 80% of his payroll expenses were allocated to research and development expenses. Prior to the research and development endeavor, Dr. Gura’s time was devoted primarily to our operations and therefore his salary and related expenses were included in selling, general and administrative expenses. These expenses have decreased in relation to an approximate $1,066,400 reimbursement from Xcorporeal, Inc. made in accordance with the terms of the license agreement during 2006. Prior to the reimbursement, these expenses have increased in relation to the Company’s decision to focus principally on completion of the development and eventual commercial marketing of the wearable artificial kidney for dialysis and other medical applications. In addition, the Company incurred $112,000 of non-cash share based bonus compensation to Dr. Gura, and Dr. Gura’s annual salary was increased from $150,000 during 2005 to $420,000 during 2006.
As a result of the foregoing, the recognition of a $785,999 gain from change in the derivative liability during the year ended December 31, 2006, and incurring interest expense totaling $798,957 on the debt described in the liquidity and capital resources section below during the year ended December 31, 2006, we generated a net loss from continuing operations of $4,631,397 during 2006 as compared to a net loss of $3,014,764 during 2005. The Company determined that it is in the best interest of the stockholders to focus principally on completion of the development and eventual commercial marketing of the wearable artificial kidney for dialysis and other medical applications. As a result, losses are expected until such time of commercial marketing of the wearable artificial kidney. We will need to control the amount of our research and development expenses and our selling, general and administrative expenses as we move towards the commercial marketing of the wearable artificial kidney.
At December 31, 2006, the Company had net operating loss carryforwards of approximately $11,965,000 for federal tax purposes, expiring through 2026. The federal net operating loss carryforwards include $3,700,000, which are limited by IRC Section 1502; however, the annual effects of such limitations have not been determined. In addition, the Company had net operating loss carryforwards of approximately $5,422,000 for state tax purposes, which begin to expire in 2016.
Liquidity and Capital Resources.
Cash and cash equivalents were $1,730,907 as of December 31, 2006, as compared to $35,005 as of December 31, 2005. We believe that this cash will be sufficient to fund our operations for at least the next twelve months. Our cash flow needs for the year ended December 31, 2006 were primarily provided from operations of the chronic and acute care dialysis clinic, advances from shareholders, proceeds from the exercise of options and warrants, and the sale of common stock, proceeds from the sale of assets used in the chronic and acute care dialysis clinic, and reimbursement of expenses from Xcorporeal, Inc. (“Xcorporeal”) in accordance with the terms of the license agreement. We had working capital of $457,157 at December 31, 2006. The working capital deficit at December 31, 2005 was $3,202,980.

We are currently a party to arbitration proceedings whereby Xcorporeal disputes, among other things, our termination of the license agreement entered into in connection with our merger agreement on September 1, 2006. We believe Xcorporeal’s arbitration claims are without merit and intend to vigorously defend our position. We believe that our cash and cash equivalents will be sufficient to fund our activities in connection with the arbitration proceedings, but may need to obtain financing if we incur unexpected costs. Even if the arbitration is decided in our favor, until we establish more profitable operations, we may need to obtain a working line of credit and/or additional external financing to satisfy cash flow needs in the future. We cannot be certain that such additional financing will be available on a timely basis, on favorable terms, or at all.
At December 31, 2006, the ratio of current assets to current liabilities was 1.31 to 1.00 compared to .87 to 1.00 at December 31, 2005.
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
As of December 31, 2006, we had borrowings in the aggregate amount of $366,092 net of a discount of $181,541, all of which was current. As of December 31, 2005, we had aggregate long-term borrowings of $924,729, the current portion of which was $150,004. Long term borrowings as of December 31, 2006 decreased by $558,637 compared to December 31, 2005.
During the second quarter 2006, an officer and director of the Company successfully negotiated settlements with various creditors that resulted in the extinguishment of $372,413 of long-term debt, and $21,940 of accounts payable. The officer/director was issued 443,126 shares of common stock at a market price of $0.50 per share on May 31, 2006 as compensation totaling $221,563. The extinguished debt and accounts payable totaled $172,790 net of the compensation cost and is included in other income on the statement of operations. Of the net amount, $9,877 is from continuing operations, and $162,913 is from discontinued operations.
On March 27, 2006, the Company entered into a $1,100,000 uncollateralized convertible promissory note with an officer and director, bearing interest at 8% per annum, payable on March 27, 2007. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company’s common stock at a conversion price of $0.48 per share. The Company repaid this loan during July 2006.
On March 27, 2006, the Company entered into a $50,000 uncollateralized convertible promissory note with a director, bearing interest at 8% per annum, payable on March 27, 2007. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company’s common stock at a conversion price of $0.48 per share. The Company repaid $45,000 of this loan during July 2006.
On April 25, 2006, the Company entered into a $600,000 uncollateralized convertible promissory note with a director, bearing interest at 8% per annum, payable on April 25, 2007. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company’s common stock at a conversion price of $0.32 per share at any time. The Company evaluated the convertible debenture in accordance with EITF No.s 98-5 and 00-27, and it was determined that the embedded conversion option within the debenture is beneficial to the holder because the conversion price of $0.32 per share was lower than the market price on the commitment date. The intrinsic value of the conversion option was calculated to be $581,250 and has been recognized as a reduction to the carrying amount of the debenture and as additional paid-in capital. This reduction to the carrying amount of the debenture, or discount, is being amortized to interest expense on the straight-line method over the term of the convertible promissory note. For the year ended December 31, 2006, the Company recognized $399,709 of amortized discount in interest expense. The unamortized discount as of December 31, 2006 amounted to $181,541.

On May 30, 2006, the Company entered into a $765,000 uncollateralized promissory note with an officer and director, bearing interest at 8% per annum, payable on demand. During July 2006, the Company issued 2,550,000 shares of its common stock at a fair market value $0.30 per share in exchange for this debt.
On June 9, 2006, the Company entered into a $360,000 uncollateralized promissory note with a director, bearing interest at 8% per annum, payable on demand. During July 2006, the Company issued 1,200,000 shares of its common stock at a fair market value $0.30 per share in exchange for this debt.
On June 13, 2006, the Company entered into a $75,000 uncollateralized promissory note with a director, bearing interest at 8% per annum, payable on demand. During July 2006, the Company issued 250,000 shares of its common stock at a fair market value $0.30 per share in exchange for this debt.
Significant Accounting Policies
The accounting policies applied in the financial reporting process are described in Note 2 to the financial statements included as part of this Report. We consider those accounting policies to be appropriate, and such accounting policies have been consistently applied. The accounting policies considered most significant to our operations include the following:
Derivative liabilities — We have issued common stock with detachable warrants under a private placement offering and account for such securities in accordance with Emerging Issues Task Force (“EITF”) Issue Nos. 00-19 and 05-04, and Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”). In 2005 and 2006, certain common stock and warrants sold by the Company granted the holder’s mandatory registration rights which were contained in the terms governing the private placement offering. The mandatory rights provision results in share settlement not being controlled by the Company, accordingly they qualify as derivative instruments in accordance with EITF 00-19. At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity.
Revenue recognition — We comply with the provisions of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements” and recognize revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably assured.
Until May 31, 2006 when the operations of the dialysis clinic were discontinued following the sale of substantially all of its assets, medical service revenue was recognized in the period the service is performed. The amount of revenue recognized was based on approved fee schedules of third-party payors of the patient receiving dialysis services, including Medicare, Medi-Cal, commercial insurance companies and contracted hospitals for inpatient dialysis services.
Income taxes — We account for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.
Share-based compensation — In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which revised SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. SFAS 123R requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, the

Company (1) did not restate any prior periods; (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the Company’s SFAS 123 pro-forma disclosures; and (3) is applying SFAS 123R to new awards and to awards modified, repurchased, or cancelled after the effective date. The Company recognizes the fair value of stock-based compensation awards in selling, general and administrative expense, and research and development expense in the consolidated statement of operations on a straight line basis over the requisite service periods, or, for awards with performance conditions, when the performance condition is met.
Recently Issued Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and will become effective for the Company for fiscal years beginning after December 15, 2006. The Company has not yet determined the effect of FASB No. 48 on its financial position, operations or cash flows.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements, the board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This statement is effective for all financial instruments issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants quantify the impact on the current year’s financial statements of correcting all misstatements, including the carryover and reversing effects of prior years’ misstatements, as well as the effects of errors arising in the current year. SAB 108 is effective as of the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. There was no impact on our consolidated financial statements with respect to the adoption of SAB No. 108.
In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The Company has not yet determined the effect of SFAS No. 159 on its financial position, operations or cash flows.

Item 7. Financial Statements
The financial statements required by this Item 7 are included elsewhere in this Annual Report and incorporated herein by this reference.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
On January 30, 2007, we were informed by Pohl,McNabola, Berg & Co., LLP, then our independent registered public accounting firm, that it had consummated a merger with Helin, Donovan, Trubee & Wilkinson, LLP and, as a result, we appointed the merged successor firm, PMB Helin Donovan, LLP, as our independent registered accounting firm. The information required by this Item 8 has been previously reported on Form 8-K, as amended.
Item 8A Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.
There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 8B Other Information
None.
PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Executive Officers and Directors
The directors of the Company currently have terms which will end at the next annual meeting of the stockholders of the Company or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers.
The following sets forth the names, ages and principal positions of our current directors and executive officers:

Name	Age	Position
Leonardo Berezovsky, M.D.	63	Chairman of the Board of Directors
Robert M. Snukal	64	Chief Executive Officer, President and Director
Ronald P. Lang, M.D.	57	Executive Vice-President, Secretary and Director
Jose Spiwak, M.D.	62	Director

Leonardo Berezovsky, M.D., has been a director since 2003 and Chairman since 2005. Dr. Berezovsky is the Chairman and CEO of AssistMed, Inc., which utilizes proprietary technology to deliver integrated solutions for online clinical documentation and related business processes within the healthcare industry. In addition, Dr. Berezovsky was the Co-Founder, Chairman and CEO of AHI Healthcare Systems, Inc., a managing company for primary care physicians and comprehensive healthcare delivery networks. AHI completed a public offering and was later sold via merger to FPA Medical Management, Inc. in 1997. Dr. Berezovsky was also the co-founder, Chairman and CEO of Fiberspace, Inc., an optical networking concern that manufactured innovative fiber optic components for the telecommunications and oil and gas industries. Dr. Berezovsky completed his training in Internal Medicine and Cardiology at the Cleveland Clinic in Cleveland, Ohio, and practiced at Cedars Sinai Medical Center in Los Angeles, California. Dr. Berezovsky received his bachelor’s degree in 1960 and M.D. in 1968 from the Universidad de Rosario in Rosario, Argentina.
Robert M. Snukal has been a director since February 2003 and CEO and President since December 2005. From 1997 to 2002, he served as a member of the Board of Directors, Chief Executive Officer and President of Fountain View, Inc., a healthcare provider providing physical therapy, occupational therapy, speech therapy and pharmacy services as well as operating skilled nursing facilities and assisted living facilities. Mr. Snukal holds a Bachelors Degree and a Masters Degree in English Literature from the University of Manitoba. Mr. Snukal has been a lecturer and an assistant professor at several universities, including the University of British Columbia, the University of Sussex in England and the University of Calgary.
Ronald P. Lang, M.D. has been a director and the Secretary of the Company since May 1996. Dr. Lang is a medical doctor who is board certified in internal medicine/nephrology. He has been a physician with Medipace Medical Group, Inc. since 1983. Dr. Lang graduated from the Ohio State University College of Medicine in 1973, completed his residency at St. Luke’s Medical Center in Chicago, Illinois, and was a fellow in the nephrology department at UCLA-Center for the Health Sciences/Wadsworth Veterans Hospital. Dr. Lang also serves as a Clinical Assistant Professor of Medicine at UCLA School of Medicine. Dr. Lang also received M.A. and M.Ph. degrees in economics from Yale University and was an Economist — Program Analyst for the U.S. Department of Health, Education and Welfare (office of the Assistant Secretary for Planning and Education) from 1973 to 1974.
Jose Spiwak M.D. has been a director since February 1998. Dr. Spiwak is a board certified thoracic and cardiovascular surgeon, and serves as Chairman of the Cardiovascular Thoracic Section of St. Francis Medical Center and Presbyterian Intercommunity Hospital in Los Angeles, California. He served as Vice-Chairman of American Health, Inc., a managing company of primary care physicians and comprehensive healthcare delivery networks, which was sold to FPA Medical Management, Inc. in April 1997. Dr. Spiwak graduated from the Universidad Javeriana Medical School (Bogotá, Columbia) in 1968 and performed his residency in Israel and the United States. Dr. Spiwak is a member of the Board of Directors of the American Cancer Society.
Audit Committee Financial Expert
The Audit Committee of our Board of Directors currently does not have a member that qualifies as an “audit committee financial expert” as that term is defined in Item 401(e) of Regulation S-B.
Code of Ethics
We have adopted a code of ethics for directors, executive officers and other employees. We will provide to any person without charge, upon request, a copy of our code of ethics. Such copy may be obtained by writing to Secretary, National Quality Care, Inc., 9454 Wilshire Boulevard, Penthouse 6, Beverly Hills, CA 90212.
Compliance with Section 16(a) of the Securities Exchange Act of 1934.
Section 16(a) of the Exchange Act requires its directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on a review of copies of such forms we have received and other information provided to us, the following reports were not timely filed by our directors and executive officers for the year ended December 31, 2006: Leonardo Berezovsky filed three delinquent Form 4s reporting one transaction, five transactions and three transactions, respectively; Robert Snukal filed three delinquent Form 4s reporting one transaction, five transactions and seven transactions, respectively; Ronald Lang filed two delinquent Form 4s reporting three transactions and two transactions, respectively; Jose Spiwak filed one delinquent Form 4 reporting three transactions; and Victor Gura filed two delinquent Form 4s reporting two transactions and three transactions, respectively. None of these transactions represented sales of securities by the insiders.

Item 10. Executive Compensation
Summary Compensation Table
The following table sets forth certain information concerning compensation of our Chairman of the Board, Chief Executive Officer, former Chief Financial Officer and Executive Vice President and Secretary (collectively, the “named executive officers”) for the years ended December 31, 2006 and 2005:

										Nonqualified
									Non-Equity	Deferred	All
					Stock		Option		Incentive Plan	Compensation	Other
		Salary	Bonus		Awards		Awards		Compensation	Earnings	Compensation		Total
Name	Year	($)	($)		($)		($)*		($)	($)	($)		($)
Leonardo Berezovsky (Chairman of the Board)	2006	0	0		0		437,450	(1)(10)	0	0	0		437,450
	2005	0	0		0		0		0	0	0		0
Robert M. Snukal (CEO, President, Director)(2)	2006	0	175,000	(3)	221,563	(4)	873,700	(5)(10)	0	0	0		1,270,263	(6)
	2005	0	0		0		0		0	0	0		0
Victor Gura (Former CFO and Chief Scientific Officer)	2006	385,000	0		112,000	(7)	7,450	(10)	0	0	12,288	(8)	516,738
	2005	150,000	0		0		0		0	0	0		150,000
Ronald Lang, M.D. (Executive V.P., Secretary, Director)	2006	10,431	0		0		114,950	(9)(10)	0	0	0		125,381
	2005	24,000	0		0		0		0	0	0		24,000

*	Represents dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year in accordance with FAS 123(R). See the 2006 Consolidated Financial Statements for a discussion of valuation assumptions.

(1)	Includes options to purchase 1,000,000 shares of common stock at an exercise price of $0.65 per share. These options are currently underwater.

(2)	Mr. Snukal was appointed as Chief Executive Officer and President in December 2005.

(3)	At his election, in August 2006, Mr. Snukal accepted 530,303 shares of the Company’s common stock in exchange for a cash payment of this bonus.

(4)	Represents 443,126 shares of common stock issued to Mr. Snukal in exchange for his successfully negotiating settlements with creditors that resulted in extinguishment of over $370,000 of long-term debt and over $21,000 of trade payables.

(5)	Includes ten-year options to purchase 2,000,000 and 50,000 shares of common stock at exercise prices of $0.65 and $0.07 per share, respectively. Of these options, 2,000,000 are currently underwater and the other 50,000 (which vested in 2006) were issued in connection with Mr. Snukal’s joining our Board of Directors in 2003.

(6)	Represents all non-cash compensation. See footnotes 2-4 above.

(7)	Represents 200,000 shares of common stock issued to Dr. Gura in July 2006 as a bonus.

(8)	Represents 2006 health insurance premiums.

(9)	Includes 10-year options to purchase 250,000 shares of common stock at an exercise price of $0.65 per share. These options are currently underwater.

(10)	Includes $7,450 relating to options to purchase 20,000 shares of common stock at an exercise price of $0.62, which were granted to each director in exchange for services in that capacity. These options are currently underwater.
We have no employment agreements with our current executive officers. Until November 30, 2006, when Dr. Gura resigned from his positions at the Company, he was compensated pursuant to an employment agreement that provided for a base salary of $420,000 per year, payable as follows: (i) $150,000 annualized as a base amount; (ii) $300,000 annualized after the date on which we have received at least $2,000,000 in net proceeds from a placement of our securities; (iii) $350,000 annualized after the date on which we have received at least $3,000,000 in net proceeds; and (iv) $420,000 annualized after the date on which we have received at least $4,000,000 in net proceeds. Any amounts accrued but not paid to Dr. Gura will be paid as and when we receive the appropriate amount of net proceeds. On April 19, 2006, the board waived the general conditions of additional equity funding noted in items (i) through (iv) above and determined revised annual salary for Dr. Gura under the employment agreement of $420,000 per annum retroactive to January 1, 2005.
The following table sets forth certain information concerning outstanding equity awards held by our named executive officers at December 31, 2006:
Outstanding Equity Awards at 2006 Fiscal Year-End

Option Awards						Stock Awards
									Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
			Equity				Market	Awards:	Market or
			Incentive				value of	Number of	Payout value
			Plan Awards:				Shares or	Unearned	of Unearned
	Number of	Number of	Number of			Number of	Units of	shares,	Shares,
	Securities	Securities	Securities			Shares or	Stock	Units or	Units or
	Underlying	Underlying	Underlying			Units of	That	Other Rights	Other Rights
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Have Not	That Have	That Have
	Options (#)	Options (#)	Unearned	Exercise	Expiration	have Not	Vested	Not Vested	Not Vested
Name	Exercisable(1)	Unexercisable	options (#)	Price ($)	date	Vested (#)	($)	(#)	($)
Leonardo Berezovsky	200,000	0	0	0.52	3/4/16	0	0	0	0
	1,000,000	0	0	0.65	4/19/16	0	0	0	0
	5,000	0	0	0.62	1/2/2016	0	0	0	0
	5,000	0	0	0.62	4/3/2016	0	0	0	0
	5,000	0	0	0.62	7/1/2016	0	0	0	0
	5,000	0	0	0.62	10/1/2016	0	0	0	0
Robert Snukal	150,000	100,000	0	0.07	2/12/09	0	0	0	0
	400,000	0	0	0.52	3/4/16	0	0	0	0
	2,000,000	0	0	0.65	4/19/16	0	0	0	0
	5,000	0	0	0.62	1/2/2016	0	0	0	0
	5,000	0	0	0.62	4/3/2016	0	0	0	0
	5,000	0	0	0.62	7/1/2016	0	0	0	0
	5,000	0	0	0.62	10/1/2016	0	0	0	0
Victor Gura	5,000	0	0	0.62	1/2/2016	0	0	0	0
	5,000	0	0	0.62	4/3/2016	0	0	0	0
	5,000	0	0	0.62	7/1/2016	0	0	0	0
	5,000	0	0	0.62	10/1/2016	0	0	0	0
Ronald Lang	250,000	0	0	0.65	4/19/16	0	0	0	0
	5,000	0	0	0.62	1/2/2016	0	0	0	0
	5,000	0	0	0.62	4/3/2016	0	0	0	0
	5,000	0	0	0.62	7/1/2016	0	0	0	0
	5,000	0	0	0.62	10/1/2016	0	0	0	0

(1)	All of these options are currently underwater, except for 150,000 of those held by Mr. Snukal.

The following table sets forth certain information concerning compensation paid for services as our directors during the fiscal year December 31, 2006:
2006 Director Compensation

	Fees Earned or
	paid in
	Cash		All Other	Options		Total
Name	($)	Stock Awards	Compensation	Awards(2)		($)
Leonard Berezovsky (1)	0	0	0	0		0
Robert Snukal (1)	0	0	0	0		0
Ronald Lang (1)	0	0	0	0		0
Jose Spiwak	6,000	0	0	7,450	(3)	13,450
Victor Gura (former director) (1)	0	0	0	0		0

(1)	See “Summary Compensation Table” for compensation paid to these executive officers named therein.

(2)	At December 31, 2006, there were the number of outstanding option awards held by the directors as follows: L. Berezovsky — 1,220,000, R. Snukal — 2,670,000, R. Lang — 270,000, J. Spiwak — 270,000, V. Gura — 20,000.

(3)	Represents options to purchase 20,000 shares of common stock at an exercise price of $0.65 per share.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table reflects, as of March 30, 2007, based on 48,919,222 shares outstanding, the beneficial ownership of our common stock by: (a) each director of the Company, (b) each executive officer named in the Summary Compensation Table in this Annual Report, (c) each person (or group of affiliated persons) known by us to be the beneficial owner of 5% or more of our common stock, and (d) all current executive officers and directors of the Company as a group:

	Number of		Percentage of
	Shares		Shares
	Beneficially		Beneficially
Name and Address of Beneficial Owner	Owned(1)		Owned
Victor Gura	15,747,250	(2)	32.0%
Robert M. Snukal	14,664,276	(3)	28.5%
Leonard Berezovsky	4,349,973	(4)	8.4%
Ronald P. Lang	3,608,449	(5)	7.3%
Jose Spiwak	1,520,000	(6)	3.1%
Executive officers and directors as a group (4 persons)	24,142,698	(7)	45.2%

(1)	Such persons have sole voting and investment power with respect to all shares of Common Stock shown as being beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table.

(2)	Includes 800,000 shares held by Medipace Medical Group, Inc., an affiliate of Dr. Gura. Also includes 250,000 shares subject to warrants held by Dr. Gura which are currently exercisable.

(3)	Includes 2,620,000 shares subject to options held by Mr. Snukal which are exercisable or become exercisable within 60 days after March 30, 2007.

(4)	Includes 1,319,556 shares held by the Leonardo Berezovsky Revocable Family Trust of which Dr. Berezovsky is a trustee and as to which he has voting and investment power. Also includes 1,220,000 shares subject to options held by Dr. Berezovsky which are exercisable or become exercisable within 60 days after March 30, 2007 and 100,000 shares subject to warrants held by the Family Trust which are currently exercisable.

(5)	Includes 800,000 shares held by Medipace Medical Group, Inc., an affiliate of Dr. Lang. Also includes 270,000 shares subject to options held by Dr. Lang which are exercisable or become exercisable within 60 days after March 30, 2007.

(6)	Includes 270,000 shares subject to options held by Dr. Spiwak which are exercisable or become exercisable within 60 days after March 30, 2007.

(7)	Includes 4,480,000 shares subject to options held by current officers and directors as a group which are exercisable or become exercisable within 60 days after March 30, 2007.
Item 12. Certain Relationships and Related Transactions and Director Independence
Sale of Dialysis Center. On June 1, 2006, we closed on the sale of substantially all of the assets used in our chronic care dialysis facility, Los Angeles Community Dialysis, Inc., to Kidney Dialysis Center of West Los Angeles LLC (“KDC”). KDC was a newly-formed California limited liability company organized for the purpose of making the acquisition. Victor Gura, our then chief financial officer, and Ronald Lang, our executive vice president, secretary and a director, owned an aggregate 20% interest in KDC. In addition, Drs. Gura and Lang were co-medical directors on behalf of KDC and compensated for such services at the rate of $2,500 per month. The $3,000,000 purchase price was paid as follows: (i) $1,000,000 in cash at closing and (ii) a promissory note in the principal amount of $2,000,000, bearing interest at six percent per annum. In addition to the purchase price, at close, KDC contributed $253,000 towards pay-off of a loan secured by dialysis equipment, and paid $33,767 representing the cost of inventory. As required, KDC reduced the principal owing under the note by $1,000,000 by August 29, 2006. The last payment under the note was made in late 2006.
On June 15, 2006, we closed on the sale of substantially all of the assets used in our acute care dialysis facility to Drs. Gura and Lang for $131,005. The purchase price was satisfied by repayment in full of the same amount of principal and accrued interest under our 2001 promissory note to Dr. Gura. The note would have matured on December 18, 2009 and was secured by some of our technology.

2006 Convertible Notes. In March 2006, we issued $50,000 principal amount of convertible notes to Dr. Berezovsky, our Chairman of the Board, and $1,100,000 principal amount of convertible notes to Mr. Snukal, our Chief Executive Officer and a director. The notes, which are due March 27, 2007, bear interest at a rate of 8% per annum and are convertible into common stock at $0.48 per share. As of March 20, 2007, $5,000 was owed to Dr. Berezovsky under the notes. The note held by Mr. Snukal was repaid in July 2006.
In April 2006, we issued a $600,000 principal amount convertible note to Mr. Snukal. The note bears interest at 8% per annum, is convertible into common stock at $0.32 per share and is due April 25, 2007. As of march 20, 2007, $542,633 was owed to Mr. Snukal under the note.
2006 Equity Issuances.
In August 2006, we issued 530,303 shares of common stock to Mr. Snukal in exchange for a cash bonus payable of $175,000 owed him by us.
In July 2006, we issued 354,167 and 10,417 shares of common stock to Mr. Snukal and Dr. Berezovsky, respectively, in connection with the issuance of the March 2006 convertible notes.
In July 2006, we issued 1,200,000, 2,550,000 and 250,000 shares of common stock to Dr. Berezovsky, Mr. Snukal and Mr. Spiwak, a director, respectively, in exchange for satisfaction of $360,000, $765,000 and $75,000, respectively, of debt owed to the directors by us.
In May 2006, we issued 443,126 shares of common stock issued to Mr. Snukal in exchange for his successfully negotiating settlements with creditors that resulted in extinguishment of over $370,000 of long-term debt and over $21,000 of trade payables.
In March 2006, we issued options to purchase 200,000 and 400,000 shares of common stock to Dr. Berezovsky and Mr. Snukal, respectively, in connection with cash advances made to us by them during 2005 and the first quarter of 2006. The 10-year options vested upon issuance and have an exercise price of $0.52 per share.
Loans to and Transactions with Affiliates. In November 2001 the debts owing by Medipace Medical Group, Inc. (“Medipace”), of which Drs. Gura and Lang are principals, to us were consolidated into a single promissory note in the principal amount of $218,919, bearing interest at the rate of 8% per annum. Under the note, Medipace is obligated to make monthly interest payments in the amount of $1,480 commencing December 31, 2001 for 24 months, with principal and accrued interest due at maturity on December 31, 2006. Medipace has continued to make monthly payments of from $4,500 to $5,000 and as of March 20, 2006 owed principal of approximately $42,195 on this obligation.
Laboratory services. We obtained laboratory services from an entity controlled by Dr. Gura. Laboratory service fees charged by the entity for the year ended December 31, 2006 were $26,789.
Office space. We leased our corporate administrative offices on a month-to-month basis from Medipace. Total rent paid by us for the years ended December 31, 2006 and 2005 amounted to $15,400 and $16,800, respectively.
Director Independence
Jose Spiwak qualifies as an independent director under the independence standards of the Nasdaq Stock Market (Rule 4200(a)(15)).

Item 13. Exhibits

Exhibit No.	Description
2.1	Agreement for Exchange of Stock dated May 11, 1996, by and among the Company, Los Angeles Community Dialysis, Inc., Victor Gura, M.D., Avraham H. Uncyk, M.D. and Ronald P. Lang, M.D. (1)
3.1	Restated Certificate of Incorporation (2)
3.2	Bylaws (2)
10.1	Employment Agreement between the Company and Victor Gura, M.D., April 12, 1996 (3)
10.2	1996 Employee Compensation Stock Option Plan (4)
10.3	1996 Stock Option Plan (5)
10.4	1998 Stock Option Plan (6)
10.5	Technology Purchase Agreement, dated as of December 18, 2001, between the Company and Victor Gura, M.D. (7)
10.6	Non-Qualified Stock Option Agreement, dated as of December 18, 2001, between the Company and Victor Gura, M.D. (7)
10.7	Non-Qualified Stock Option Agreement, dated as of December 18, 2001, between the Company and Ronald P. Lang, M.D. (7)
10.8	Employment Agreement, dated as of January 1, 2005, between the Company and Victor Gura. (10)
10.9	Purchase and Sale Agreement, dated May 31, 2006, between Los Angeles Community Dialysis, Inc., a California corporation, Ronald Lang, M.D. and Victor Gura, M.D., on the one hand, and Los Angeles Kidney Dialysis Center, LLC. on the other hand. (8)
10.10	License Agreement, dated as of September 1, 2006, between the Company and Xcorporeal, Inc.
10.11	Merger Agreement, dated as of September 1, 2006, among the Company, NQCI Acquisition Corporation and Xcorporeal, Inc.
14.1	Code of Ethics. (9)
23.1	Consent of PMB Helin Donovan, LLP.
31.1	Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

1.	Incorporated by reference herein to its Current Report on Form 8-K dated May 24, 1996.

2.	Incorporated by reference herein to its Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1996.

3.	Incorporated by reference herein to its Annual Report on Form 10-KSB for the year ended December 31, 1996.

4.	Incorporated by reference herein to its Registration Statement on Form S-8 dated April 6, 1996.

5.	Incorporated by reference herein to its Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1996.

6.	Incorporated by reference herein to its Registration Statement on Form S-8 dated March 5, 1999.

7.	Incorporated by reference herein to its Annual Report on Form 10-KSB for the year ended December 31, 2001.

8.	Incorporated by reference herein to its Current Report on Form 8-K dated June 5, 2006.

9.	Incorporated by reference herein to its Annual Report on Form 10-KSB for the year ended December 31, 2003.

10.	Incorporated by reference herein to its Annual Report on Form 10-KSB for the year ended December 31, 2004

Item 14. Principal Accountant Fees and Services
The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, Pohl, McNabola, Berg & Co., LLP (now known as PMB Helin Donovan, LLP) (“PMB”):

	For the Year Ended December 31,
	2006	2005
Audit fees	$60,112	$70,000
Audit-related fees	$19,500	$43,670
Tax fees	$8,000	$0
All other fees	$0	$0

Total fees	$87,612	$113,670

“Audit-related fees” consisted of fees for the review of financial statements included in the Company’s quarterly reports on Form 10-QSB.
“Tax fees” consisted of fees for the preparation of the Company’s 2005 federal and state income tax returns.
The Audit Committee of our Board of Directors is responsible for approving every engagement of PMB to perform audit or non-audit services for us before PMB is engaged to provide those services. The Audit Committee’s pre-approval policy provides as follows:
•	First, once a year when the base audit engagement is reviewed and approved, management will identify all other services (including fee ranges) for which management knows it will engage PMB for the next 12 months. Those services typically include quarterly reviews, specified tax matters, certifications to the lenders as required by financing documents, consultation on new accounting an disclosure standards and, in future years, reporting on management’s internal controls assessment.

•	Second, if any new “unlisted” proposed engagement comes up during the year, engagement will require specific approval of the Audit Committee.

National Quality Care, Inc.
Consolidated Financial Statements
December 31, 2006
C O N T E N T S

Report of Independent Registered Public Accounting Firm
To the Stockholders’
National Quality Care, Inc.
Beverly Hills, California
We have audited the accompanying consolidated balance sheet of National Quality Care, Inc. (“NQCI”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statement is free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Quality Care, Inc. as of December 31, 2006 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, for the year ended December 31, 2006 the Company experienced a net loss from operations of $1,538,387, and the Company has an accumulated deficit of $9,562,002. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also discussed in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP
San Francisco, California
April 13, 2007

National Quality Care, Inc.
Consolidated Balance Sheet
December 31, 2006

2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,730,907
Accounts receivable, net of allowance for doubtful accounts of $235,000 — discontinued operations	14,715
Prepaid expenses and other assets	58,466
Prepaid expenses and other assets — discontinued operations	138,519

TOTAL CURRENT ASSETS	1,942,607

OTHER ASSETS
Technology rights, net of accumulated amortization of $25,582	74,418

TOTAL ASSETS	$2,017,025

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$387,635
Accounts payable and accrued expenses— discontinued operations	100,759
Due to stockholders — discontinued operations	5,966
Debt, net of discount of $181,541	366,092
Derivative liability	624,998

TOTAL CURRENT LIABILITIES	1,485,450

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $.01 par value; 125,000,000 shares authorized; 48,919,222 issued and outstanding	489,192
Additional paid-in capital	9,650,780
Receivables from stockholders, net	(46,395)
Accumulated deficit	(9,562,002)

TOTAL STOCKHOLDERS’ EQUITY	531,575

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,017,025

The accompanying notes are an integral part of these consolidated financial statements.

National Quality Care, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2006 and 2005

	2006	2005
OPERATING EXPENSES
Selling, general and administrative, including share-based compensation of $2,412,250 for the year ended December 31, 2006, and net of $115,958 reimbursed under the license agreement for the year ended December 31, 2006	$3,981,962	$873,713
Research and development, including share-based compensation of $112,000 for the year ended December 31, 2006, and net of $1,066,401 reimbursed under the license agreement for the year ended December 31, 2006	690,703	1,309,072

TOTAL OPERATING EXPENSES	4,672,665	2,182,785

LOSS FROM OPERATIONS	(4,672,665)	(2,182,785)

OTHER INCOME (EXPENSE)
Interest expense	(798,957)	(46,154)
Interest income	45,840	—
Gain (loss) from change in derivative liability	785,999	(785,999)
Other income	8,386	174

TOTAL OTHER INCOME (EXPENSE)	41,268	(831,979)

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES ON INCOME	(4,631,397)	(3,014,764)

TAXES ON INCOME	—	—

LOSS FROM CONTINUING OPERATIONS	(4,631,397)	(3,014,764)

DISCONTINUED OPERATIONS
Income from operations of the discontinued component, including gain on disposal of $3,013,469 in 2006	3,093,010	670,239
Taxes on income	—	—

Net gain on discontinued operations	3,093,010	670,239

NET LOSS	$(1,538,387)	$(2,344,525)

Earnings (Loss) per weighted average share of common stock outstanding — basic and diluted
From continuing operations	$(0.10)	$(0.08)
From discontinued operations	0.07	0.02

TOTAL BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic and Diluted	43,500,435	37,479,897

The accompanying notes are an integral part of these consolidated financial statements.

National Quality Care, Inc.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2006 and 2005

				Receivables		Total
	Common Stock		Additional	From	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Stockholders	Deficit	Equity (Deficit)

Balance at December 31, 2004	36,890,322	$368,903	$4,322,213	$(90,297)	$(5,679,090)	$(1,078,271)
Sale of common stock	968,750	9,688	571,560	—	—	581,248
Offering costs	—	—	(48,750)	—	—	(48,750)
Reclassification of derivative liability	—	—	(581,248)	—	—	(581,248)
Payments from stockholders	—	—	—	26,740	—	26,740
Stock issued for exercise of options	50,000	500	4,500	—	—	5,000
Net loss	—	—	—	—	(2,344,525)	(2,344,525)

Balance at December 31, 2005	37,909,072	$379,091	$4,268,275	$(63,557)	$(8,023,615)	$(3,439,806)

Sale of common stock	4,613,220	46,132	1,375,118	—	—	1,421,250
Offering costs	—	—	(65,725)	—	—	(65,725)
Stock issued for consulting services	2,020,000	20,200	988,800	—	—	1,009,000
Stock issued for a director successfully negotiating reductions of liabilities	443,126	4,431	217,132	—	—	221,563
Stock issued for CFO bonus	200,000	2,000	110,000	—	—	112,000
Stock issued for director purchase of convertible debt	364,584	3,646	87,500	—	—	91,146
Reclassification of derivative liability	—	—	(43,750)	—	—	(43,750)
Payments from stockholders, net	—	—	—	21,362	—	21,362
Receivables from stockholder	—	—	—	(4,200)	—	(4,200)
Stock issued for exercise of options	1,869,220	18,692	144,680	—	—	163,372
Options issued with convertible debt	—	—	204,000	—	—	204,000
Options issued for director services	—	—	1,441,000	—	—	1,441,000
Stock issued for exercise of warrants	1,500,000	15,000	285,000	—	—	300,000
Warrants issued for consulting services	—	—	57,500	—	—	57,500
Convertible debt beneficial conversion Feature	—	—	581,250	—	—	581,250
Net loss	—	—	—	—	(1,538,387)	(1,538,387)

Balance at December 31, 2006	48,919,222	$489,192	$9,650,780	$(46,395)	$(9,562,002)	$531,575

The accompanying notes are an integral part of these consolidated financial statements.

National Quality Care, Inc.
Consolidated Statements Of Cash Flows
December 31, 2006

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing operations
Net loss from continuing operations	$(4,631,397)	$(3,014,764)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Amortization of guarantee fee	66,535	18,148
Amortization of technology rights	5,737	19,845
Amortization of loan discount	399,709	—
Interest from options grant	204,000	—
Stock-based compensation — consultant	1,007,000	—
Stock-based compensation — directors and employees	1,548,250	—
Amortization of deferred director compensation from options grant	6,250	—
Amortization of prepaid interest	78,096	—
(Gain) loss from change in derivative liability	(785,999)	785,999
Extinguished liabilities net of costs	(9,877)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(45,416)	6,900
Accounts payable and accrued expenses	(105,975)	351,251

Net cash used in continuing operations	(2,263,087)	(1,832,621)

Discontinued operations
Net gain on discontinued operations	3,093,010	670,239
Adjustments to reconcile net gain from discontinued operations to net cash (used in) provided by discontinued operating activities:
Depreciation and amortization	34,071	60,494
Provision for doubtful accounts	93,000	17,750
Gain on disposal of assets	(3,013,469)	—
Extinguished liabilities net of costs	(162,913)	—
Changes in discontinued operations operating assets and liabilities:
Accounts receivable	620,607	(170,383)
Supplies inventory	2,842	(12,288)
Prepaid expenses and other assets	(110,578)	35,235
Accounts payable and accrued expenses	(1,298,723)	881,584

Net cash (used in) provided by discontinued operations	(742,153)	1,482,631

Net cash used in operating activities	(3,005,240)	(349,990)

(Continued)
The accompanying notes are an integral part of these consolidated financial statements.

National Quality Care, Inc.
Consolidated Statements Of Cash Flows (Continued)
December 31, 2006

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment on note receivable	2,000,000	—
Payments on notes receivable from stockholders	21,361	26,740
Cash received from the disposal of assets — discontinued operations	1,286,767	—
Property and equipment purchased — discontinued operations	—	(299,317)

Net cash provided by (used in) investing activities	3,308,128	(272,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	46,750	581,248
Payment of offering costs	(8,225)	(48,750)
Exercise of stock options	159,172	5,000
Exercise of stock warrants	300,000	—
Advances from stockholders — discontinued operations	100,000	105,966
Repayment of advances from stockholders — discontinued operations	(100,000)	—
Proceeds from convertible notes payable — related parties — $1,000,000 for discontinued operations	1,650,000	—
Proceeds from notes payable — related parties	1,200,000	—
Repayment of long-term borrowings	(102,367)	—
Repayment of long-term borrowings — discontinued operations	(1,852,316)	(143,599)

Net cash provided by financing activities	1,393,014	499,865

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,695,902	(122,702)

CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	35,005	157,707

CASH AND CASH EQUIVALENTS — END OF YEAR	$1,730,907	$35,005

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid during the year for:
Interest	$51,435	$49,761

Income taxes	$2,400	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During 2005, the Company reclassified $581,248 of additional paid-in capital as a derivative liability.
During 2006, the Company entered into the following transactions:
•	The Company reclassified $43,750 of additional paid-in capital as a derivative liability.
(Continued)
The accompanying notes are an integral part of these consolidated financial statements.

National Quality Care, Inc.
Consolidated Statements Of Cash Flows (Continued)
December 31, 2006
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED):
•	The Company converted $100,000 of amounts due to an officer and director at December 31, 2005 to convertible notes payable on March 27, 2006.

•	The Company converted $300,000 of accounts payable at December 31, 2005 to a note payable on February 3, 2006.

•	The Company issued 600,000 options on March 4, 2006 to 2 directors, one of which is an officer. The options vested immediately and were issued in conjunction with advances made to the Company by the directors during 2005 and the first quarter of 2006. These advances were due on demand. The fair value of these options on the date of grant amounted to $204,000 and was recorded to interest expense.

•	The Company issued 50,000 options on February 12, 2006 to an officer and director. The fair value of these options on the date of grant amounted to $6,250, was recorded as deferred director compensation, and was amortized to director compensation (in selling, general and administrative expense) on the straight-line method throughout 2006.

•	The Company issued 150,000 warrants on January 15, 2006 to a consultant for private placement offering costs. The fair value of these warrants on the date of grant amounted to $57,500 and was recorded as offering costs in the equity section of the balance sheet.

•	On May 31, 2006, the Company completed the sale of substantially all of its assets used in the chronic care dialysis clinic. On June 15, 2006, the Company completed the sale of the acute care dialysis unit. Property and equipment with a net book value of $357,138 and inventory amounting to $47,165 were sold for $3,417,772 resulting in a gain on disposal of $3,013,469. A summary of cash received from the disposal of assets is as follows:

$3,417,772	Gross sale proceeds
(2,000,000)	Less amount representing note receivable
(131,005)	Less amount satisfied by existing loan payable to purchaser including unpaid accrued interest

$1,286,767	Cash received from the disposal of assets

•	On April 25, 2006, the Company entered into a $600,000 uncollateralized convertible promissory note with an officer and director and recorded a discount for a beneficial conversion feature of $581,250. For the year ended December 31, 2006, the Company recognized $399,709 of amortized discount in interest expense.
(Continued)
The accompanying notes are an integral part of these consolidated financial statements.

National Quality Care, Inc.
Consolidated Statements Of Cash Flows (Continued)
December 31, 2006
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED):
•	During the second quarter 2006, one of the Company’s officers and director successfully negotiated settlements with various creditors that resulted in the extinguishment of $372,413 of long-term debt, and $21,940 of accounts payable. The officer and director was issued 443,126 shares of common stock at a market price of $0.50 per share on May 31, 2006 as compensation totaling $221,563. The extinguished debt and accounts payable totaled $172,790 net of the compensation cost and is included in other income on the statement of operations. Of the net amount, $9,877 is from continuing operations, and $162,913 is from discontinued operations.

•	During July 2006, the Company issued 200,000 shares of common stock to the former CFO and Chief Scientific Officer as a bonus. The fair market value of the common stock on the date of issuance amounted to $112,000 and was recorded to compensation expense.

•	During July 2006, the Company issued 4,000,000 shares of common stock to directors, one of whom is an officer, at a fair market value of $0.30 per share, or $1,200,000. The directors purchased the shares using debt of the same amount owed them by the Company.

•	During July 2006, the Company issued 364,584 shares of common stock to two directors, one of which is an officer, for purchasing convertible debt. The fair market value of the common stock on the date of issuance amounted to $91,146 and was recorded as prepaid interest which is being amortized to interest expense over the life of the related convertible debt. For the year ended December 31, 2006, the Company recognized $78,096 of amortization in interest expense.

•	During July 2006, the Company issued 10,000 shares of common stock to an employee at $0.10 per share, or $1,000, in exchange for services. The fair market value of the common stock on the date of issuance amounted to $2,500. The difference between the amount paid and the fair market value of the common stock amounted to $1,500 and was recorded to compensation expense.

•	During August 2006, the Company issued 530,303 shares of common stock to an officer and director at $0.33 per share, or $175,000. The officer and director purchased the shares using a bonus payable of the same amount owed the officer and director by the Company.

•	During November 2006, the Company issued 60,000 shares of common stock to a consultant upon the exercise of stock options at an exercise price of $0.07 per share. The Company incurred a receivable of $4,200 in relation to this exercise, which was paid during March 2007.

•	During November 2006, the Company issued 20,000 shares of its common stock with a fair market value of $9,000 to a consultant at $0.10 per share, or $2,000, in exchange for consulting services. The difference between the amount paid and the fair market value of the common stock amounted to $7,000 and was recorded to outside service compensation expense.
The accompanying notes are an integral part of these consolidated financial statements.

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2006
NOTE 1
ORGANIZATION
Nature of business
National Quality Care, Inc., (the “Company”), is a research and development company. The Company’s platform technology is a wearable artificial kidney for dialysis and other medical applications. This device treats the blood of patients through a pulsating, dual-chambered pump. Continuous dialysis has always been possible for patients who are able to make several weekly visits to a dialysis clinic to be attached to a large machine for three to four hours at a time. With a wearable artificial kidney, patients would be able to have 24-hour dialysis, seven days a week, without having to spend long hours attached to a large machine at a clinic, allowing them to maintain a reasonable life style.
Until May 31, 2006 when the operations of the clinic were discontinued following the sale of substantially all of its assets (See Note 9), the Company, through its subsidiary, Los Angeles Community Dialysis, Inc., the dialysis clinic located in Los Angeles, California, provided dialysis services for patients suffering from chronic kidney failure and for patients suffering acute kidney failure through a visiting nursing program contracted to several Los Angeles County hospitals. As a result of the sale, activities of the dialysis clinic operation business have been accounted for as discontinued operations. These results are presented as net amounts in the Consolidated Statements of Operations, with prior periods restated to conform to the current presentation.
On September 1, 2006, the Company entered into a merger agreement (the “Merger Agreement”) with Xcorporeal, Inc. (“Xcorporeal”) which contemplated that either (i) the Company would enter into a triangular merger in which the Company would become a wholly-owned subsidiary of Xcorporeal, or (ii) Xcorporeal would issue the Company shares of its common stock in consideration of the assignment of the technology relating to the Company’s wearable artificial kidney and other medical devices. In connection with the Merger Agreement, also on September 1, 2006, the Company entered into a license agreement (the “License Agreement”) with Xcorporeal granting an exclusive license for ninety-nine years or until the expiration of the Company’s proprietary rights in the technology, if earlier, to all technology relating to the Company’s wearable artificial kidney and other medical devices. Effective as of December 29, 2006, the Company had terminated the Merger Agreement and License Agreement and all transactions contemplated thereby. Xcorporeal consented to the termination of the Merger Agreement, but has disputed our termination of the License Agreement, which Xcorporeal alleges to be in full force and effect (See Note 10, litigation caption). In accordance with the terms of the License Agreement, Xcorporeal is obligated to reimburse the Company for research and development expenses and certain agreed-upon monthly expenses during the period from September 1, 2006 to the date of termination of the merger agreement. Xcorporeal reimbursed the Company for expenses amounting to $1,182,359 during 2006. As of December 31, 2006, no revenue has been recognized from the license agreement and any amounts owed by Xcorporeal under the terms of the License Agreement have been fully reserved.

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2006
NOTE 2
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
Going concern and liquidity
For the past several years, the Company has experienced net operating losses, and as of December 31, 2006 has an accumulated deficit of $9,562,002. Such deficiencies indicate the Company may not be able to meet its current obligations as they come due without additional financing or positive cash flow from operating activities.
As of December 31, 2006, the Company had working capital (defined as current assets minus current liabilities) of $457,157. In addition to this working capital, management has taken certain actions and is pursuing additional measures to support the Company’s immediate operating plan, including the following:
•	Conducting a private placement beginning in April, 2005, with maximum possible offering proceeds from the sale of its common stock of $5,025,000. As of December 31, 2006, the Company raised net proceeds of $551,248 relating to this offering. The Company is actively seeking investors under this offering and otherwise.

•	As described in Note 4, stockholders have loaned $547,633 to the Company. In 2006, the Company has obtained funding for its working capital needs primarily through financings from its shareholders, officers and directors.

•	As described in Note 9 to the financial statements, the Company discontinued the operations of the chronic and acute care dialysis clinic and sold substantially all of the clinic’s assets in exchange for approximately $1,287,000 of cash, a $2,000,000 note receivable, and satisfaction of $131,000 of a stockholder note payable plus accrued interest thereon. The note receivable was paid-in-full by December 31, 2006. Subsequent to the sale of the dialysis clinic operations, the Company is focusing on the development of the wearable artificial kidney.

•	The Company is currently negotiating reductions in amounts due its creditors. During the year ended December 31, 2006, the Company successfully negotiated approximately $173,000 of reductions in amounts due its creditors net of related costs.
These factors noted above raise substantial doubt about the Company’s ability to continue as a going concern. Management has instituted a cost reduction program that included a reduction in labor and fringe costs. Management is actively working on obtaining additional capital, either debt or equity. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2006
NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Cash and cash equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less when acquired to be cash equivalents
Property and equipment
Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives, which range from 5 to 10 years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the consolidated statements of operations, if and when incurred. Leasehold improvements are amortized over the shorter of the life of the applicable lease or the life of the asset. All of the Company’s property and equipment was fully depreciated as of December 31, 2006.
Accounts receivable and allowances
Accounts receivable resulted from the operations of the dialysis clinic which were discontinued on May 31, 2006 following the sale of substantially all of its assets (See Note 9). Accounts receivable are reported at the patient’s outstanding balances less any allowance for doubtful accounts. The Company’s billing system generated contractual adjustments between the Company’s fee structure and the fee structure of third-party payors for each patient encounter. Interest is not accrued on overdue accounts receivable. Payments for services are provided primarily by third-party payors, rather than the patient receiving the dialysis services, including Medicare, Medi-Cal, commercial insurance companies and contracted hospitals for inpatient dialysis services. Payments for services not covered by third-party payors are provided by private funds of the patient, referred to as co-payments. Billed amounts were generally due within 45 days. Management assesses the financial strength of its patients and their third-party payors at least quarterly and, based upon factors surrounding their credit risk, contractual arrangements, and history of past write-offs and collections, establishes an allowance for uncollectible accounts. Management continuously monitors accounts receivable balances and maintains contact with third party payors and patients, particularly those with past due balances. Allowances are established for past due balances when considered necessary after evaluating the information obtained by management through its continuous monitoring. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired.
Derivative liabilities
The Company has issued common stock with detachable warrants under a private placement offering and accounts for such securities in accordance with Emerging Issues Task Force (“EITF”) Issue Nos. 00-19 and 05-04, and Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”). In 2005 and 2006, certain common stock and warrants sold by the Company granted the holder’s mandatory registration rights which were contained in the terms governing the private placement offering. The mandatory rights provision results in share settlement not being controlled by the Company, accordingly they qualify as derivative instruments in accordance with EITF 00-19. At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity.
(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2006
NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Revenue recognition
The Company complies with the provisions of Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements” and recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably assured.
Until May 31, 2006 when the operations of the dialysis clinic were discontinued following the sale of substantially all of its assets (See Note 9), medical service revenue was recognized in the period in which the service was performed. The amount of revenue recognized was based on approved fee schedules of third-party payors of the patient receiving dialysis services, including Medicare, Medi-Cal, commercial insurance companies and contracted hospitals for inpatient dialysis services.
Income taxes
The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.
Contingencies
The Company’s management assesses contingent liabilities, and such assessment inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.
(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2006
NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk are primarily cash equivalents and accounts receivable. The Company has placed its cash and cash equivalents primarily with two major financial institutions. At times, the cash and cash equivalents in the financial institutions are in excess of the amount insured by the Federal Deposit Insurance Corporation (FDIC). Management assesses the financial strength of its patients and their third-party payors at least quarterly. Exposure to losses on receivables is principally dependent on the patient’s third-party payor’s financial condition. Management monitors its exposure to credit losses and maintains allowances for anticipated losses.
Research and development
Research and development costs are charged to expense as incurred.
Impairment of long-lived assets and long-lived assets to be disposed of
The Company accounts for the impairment of long-lived assets under the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” SFAS No. 144 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to SFAS No. 144, the Company periodically evaluates, at least annually, whether facts or circumstances indicate that the carrying value of its long-lived assets to be held and used, including intangible assets, may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated discounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.
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
(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2006
NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Share-based compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which revised SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. SFAS 123R requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, the Company (1) did not restate any prior periods; (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the Company’s SFAS 123 pro-forma disclosures; and (3) is applying SFAS 123R to new awards and to awards modified, repurchased, or cancelled after the effective date. The Company recognizes the fair value of stock-based compensation awards in selling, general and administrative expense, and research and development expense in the consolidated statement of operations on a straight line basis over the requisite service periods, or, for awards with performance conditions, when the performance condition is met. For additional information about the pro-forma effect of recording our share-based compensation plans under the fair value method of SFAS 123, refer to Note 7.
Reclassifications
Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentations. These reclassifications had no effect on previously reported results of operations or retained earnings.
Fair Value of Financial Instruments
The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the nature of the item and their short maturities. The amounts shown for long-term debt also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.
Earnings (loss) per share
The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants, and conversion of convertible debt, using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. For the years ended December 31, 2006 and December 31, 2005, 8,415,071 and 13,406,095 potentially dilutive securities are excluded from the computation because they are anti-dilutive.
(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2006
NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Guarantee fee
In August 2004, the Company reached an agreement whereby its then Chief Executive Officer personally guaranteed notes payable to two vendors amounting to approximately $907,000. In exchange for the guaranty, the Company issued 1,814,644 shares of common stock to the Chief Executive Officer. The fair value of the Company’s stock on August 7, 2004, the date the stock was issued, was $0.05 per share. The fair value of the stock issued for this guarantee amounted to $90,732 and has been capitalized as a guarantee fee. The fee was being amortized to interest expense as the related notes payable to the vendors was paid down. As of December 31, 2006, the guaranteed notes payable had been settled and the guarantee fee fully amortized. The amortization recognized in 2006 was $66,535. (See Note 3)
Technology rights
Purchased technology rights for a wearable artificial kidney are being amortized over an estimated useful life of approximately 20 years. Amortization is included in research and development expense. (See Note 3)
Recent accounting pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and will become effective for the Company for fiscal years beginning after December 15, 2006. The Company has not yet determined the effect of FASB No. 48 on its financial position, operations or cash flows.
(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2006
NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recent accounting pronouncements (Continued)
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements, the board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This statement is effective for all financial instruments issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants quantify the impact on the current year’s financial statements of correcting all misstatements, including the carryover and reversing effects of prior years’ misstatements, as well as the effects of errors arising in the current year. SAB 108 is effective as of the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. There was no impact on our consolidated financial statements with respect to the adoption of SAB No. 108.
In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The Company has not yet determined the effect of SFAS No. 159 on its financial position, operations or cash flows.
NOTE 3
INTANGIBLE ASSETS
Components of the Company’s identifiable amortizable intangible assets at December 31, 2006 are as follows:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Guarantee fee	$90,732	$90,732	$—
Technology rights	100,000	25,582	74,418

Total	$190,732	$116,314	$74,418

(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2006
NOTE 3
INTANGIBLE ASSETS (CONTINUED)
Amortization expense of intangible assets for the years ended December 31, 2006 and 2005 amounted to $72,272 and $37,993, respectively. Amortization expense of intangible assets is approximately $4,900 each year for the next five succeeding years.
NOTE 4
DEBT
As of December 31, 2006 debt consisted of the following:

2006
Uncollateralized $600,000 convertible promissory note with a stockholder, bearing interest at 8% per annum, payable on April 25, 2007. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company’s common stock at a conversion price of $0.32 per share at any time. The Company evaluated the convertible debenture in accordance with EITF No.s 98-5 and 00-27, and it was determined that the embedded conversion option within the debenture is beneficial to the holder because the conversion price of $0.32 per share was lower than the market price on the commitment date. The intrinsic value of the conversion option was calculated to be $581,250 and has been recognized as a reduction to the carrying amount of the debenture and as additional paid-in capital. This reduction to the carrying amount of the debenture, or discount, is being amortized to interest expense on the straight-line method over the term of the convertible promissory note. For the year ended December 31, 2006, the Company recognized $399,709 of amortized discount in interest expense. The unamortized discount as of December 31, 2006 amounted to $181,541.
$361,092
Uncollateralized $50,000 convertible promissory note with a director, bearing interest at 8% per annum, payable on March 27, 2007. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company’s common stock at a conversion price of $0.48 per share at any time. The company evaluated the convertible debenture in accordance with EITF No. 05-02, and it was deemed to be “conventional”. The conversion price on the date of issuance was set based on the fair value of the stock on the date of issuance. The proceeds were used for general corporate purposes.
5,000

$366,092

Annual payments under debt obligations, for future years ending December 31, are as follows:

2007	$636,474
Amount representing interest	(88,841)

547,633
Amount representing discount	(181,541)

$366,092

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2006
NOTE 5
INCOME TAXES
Income taxes have been recorded under SFAS No. 109, “Accounting for Income Taxes.” There is no significant income tax expense for 2006 and 2005 due to losses incurred by the Company. Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and tax reporting purposes. At December 31, 2006 the Company’s deferred tax assets are comprised of the following items:

2006
Deferred tax assets (liabilities)
Net operating loss carryforwards	$4,384,000
Share-based compensation	574,000
Allowance for doubtful accounts	94,000
Other	(43,000)

5,009,000
Less valuation allowance	(5,009,000)

Net deferred tax assets	$—

In assessing the realizability of the deferred tax asset, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on the Company’s analysis in 2006, management concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, the Company has established a full reserve against this asset.
A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total for income taxes at December 31, 2006 and 2005 follows:

		Percent of		Percent of
		Pre-tax		Pre-tax
	2006	Income	2005	Income
Expected tax at 34%	$(522,000)	(34.00)%	$(797,000)	(34.00)%
State income tax, net of federal tax	(89,000)	(5.80)%	(144,000)	(6.14)%
Change in valuation allowance	569,000	37.00%	499,000	21.00%
Non deductible expenses and other	42,000	2.80%	442,000	19.10%

	$—	0.00%	$—	0.00%

At December 31, 2006, the Company had net operating loss carryforwards of approximately $11,965,000 for federal tax purposes, expiring through 2026. The federal net operating loss carryforwards include $3,700,000, which are limited by IRC Section 1502; however, the annual effects of such limitations have not been determined. In addition, the Company had net operating loss carryforwards of approximately $5,422,000 for state tax purposes, which begin to expire in 2016.

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2006
NOTE 6
STOCKHOLDERS’ EQUITY
Common stock — 2005 activity
In April 2005, the Company conducted a private placement of 134 units of its securities. Each Unit consists of: (i) 50,000 shares of the Company’s Common Stock (“the Shares”) at a purchase price of $0.75 per Share and (ii) 25,000 Class A Common Stock Purchase Warrants (“the Warrants”). Each Warrant entitles the holder to purchase one Share at an exercise price of $1.25 per Share from the date of purchase through March 31, 2007. The number of Shares and Warrants which make up each Unit were to increase if, on August 31, 2005, the closing price, or the Adjusted Closing Price of the Company’s Common Stock on the market on which the Company’s Common Stock normally trades was less than $0.75 per share. Upon occurrence of such event, the Company was to issue an additional number of Shares per Unit so that, when added to the original 50,000 Shares, the new total, when multiplied by the Adjusted Closing Price, will equal $37,500 per Unit, provided, however, that the Adjusted Closing Price will in no event be lower than $0.50 per Share. At the same time, an additional number of Warrants equal to fifty percent of the additional number of Shares were to be issued. No value was to be assigned to the Warrants. The closing price, or the Adjusted Closing Price of the company’s Common Stock on the market on which the Company’s Common Stock normally trades was less than $0.75 per share on August 31, 2005 and the number of Shares and Warrants which make up each Unit were increased accordingly. Under certain circumstances, the Company will file a registration statement with the Commission in respect of the Shares and the shares underlying the Warrants, or Warrant Shares. As of December 31, 2005, the Company had sold 15.5 Units totaling 968,750 shares for proceeds of $532,498 net of offering costs of $48,750.
During 2005, the Company issued an aggregate of 50,000 shares of its common stock to employees upon the exercise of stock options at an exercise price of $0.10 per share. The Company received $5,000 of proceeds, net of costs and fees.
Common stock — 2006 activity
During November 2006, the Company issued 20,000 shares of its common stock with a fair market value of $9,000 to a consultant at $0.10 per share, or $2,000, in exchange for consulting services. The difference between the amount paid and the fair market value of the common stock amounted to $7,000 and was recorded to outside service compensation expense.
During August 2006, the Company issued 530,303 shares of common stock to a director at $0.33 per share, or $175,000. The director purchased the shares using a bonus payable of the same amount owed the director by the Company.
During July 2006, the Company issued 364,584 shares of common stock with a fair market value of $91,146 to two directors for purchasing convertible debt. The $91,146 fair market value of the common stock was recorded as prepaid interest and is being amortized to interest expense over the life of the related convertible debt. For the year ended December 31, 2006, the Company recognized $78,096 of amortization in interest expense.
(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2006
NOTE 6
STOCKHOLDERS’ EQUITY (CONTINUED)
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
During July 2006, the Company issued 200,000 shares of its common stock with a fair market value of $112,000 to the then CFO as a bonus.
During the second quarter 2006, one of the Company’s directors successfully negotiated settlements with various creditors that resulted in the extinguishment of $372,413 of long-term debt, and $21,940 of accounts payable. The director was issued 443,126 shares of common stock at a market price of $0.50 per share during May 2006 as compensation totaling $221,563. The extinguished debt and accounts payable totaled $172,790 net of the compensation cost and is included in other income on the statement of operations. Of the net amount, $9,877 is from continuing operations, and $162,913 is from discontinued operations.
During May 2006, the Company issued 2,000,000 shares of its common stock to consultants at $0.50 per share in exchange for $1,000,000 of consulting services.
During April 2006, the Company issued 41,667 shares of its common stock to an investor at $0.60 per share, or $25,000. In conjunction with this issuance of shares, the Company issued warrants to purchase 20,833 shares of common stock. These warrants have an exercise price of $1.25 per share, vest immediately upon issuance, and expire March 31, 2007.
During February 2006, the Company issued 31,250 shares of its common stock in a private placement to an investor representing a one-half Unit under the same terms as the April 2005 private placement for proceeds of $16,900 net of offering costs of $1,850. In conjunction with this issuance of shares, the Company issued warrants to purchase 15,625 shares of common stock.
During 2006, the Company issued an aggregate of 1,869,220 shares of its common stock to a director, employees, and consultants upon the exercise of stock options at exercise prices of $0.05, $0.07, and $0.10 per share. The Company received $163,372 of proceeds, net of costs and fees.
During 2006, the Company issued an aggregate of 1,500,000 shares of its common stock to employees and a director upon the exercise of warrants at $0.20 per share. The Company received $300,000 of proceeds, net of costs and fees.

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2006
Derivative Liability
The Company has issued common stock with detachable warrants under private placement offerings and accounts for such securities in accordance with Emerging Issues Task Force (“EITF”) Issue Nos. 00-19 and 05-04, and Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”). In 2005 and 2006, certain common stock and warrants sold by the Company granted the holder’s mandatory registration rights which were contained in the terms governing the private placement offerings. The mandatory rights provision results in share settlement not being controlled by the Company, accordingly they qualify as derivative instruments in accordance with EITF 00-19. At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity.
As of December 31, 2006, the derivative liability is comprised of $624,998 representing the aggregate amount of proceeds received from the issuance of common stock under the private placement offerings. A portion of this liability previously represented the fair value of warrants issued with common stock under the private placement offering. However, the fair value of these warrants was determined to be zero at December 31, 2006 primarily due to the warrants expiring on March 31, 2007 and having an exercise price in excess of the stock price. Another portion of this liability previously represented the fair value of the excess of common shares required to settle all outstanding contracts as of each period end over the number of authorized but unissued shares at each period end. Outstanding contracts include stock options, warrants, and convertible notes payable. During the third quarter, the Company obtained an increase in the authorized number of common shares from 50,000,000 to 125,000,000 which eliminated the excess of common shares required to settle all outstanding contracts as of each period end over the number of authorized but unissued shares at each period end. The Company recognized a gain from change in derivative liability during the year ended December 31, 2006 in the amount of $785,999, and a loss from change in derivative liability during the year ended December 31, 2005 in the amount of $785,999.
The fair value of warrants issued with common stock under the private placement offering was estimated on December 31, 2006 and 2005 using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics significantly different from those of traded options and warrants, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock option and warrants. The expected dividend yield assumption is based on the Company’s expectation of dividend payouts. Expected volatilities are based on historical volatility of the Company’s stock. The average risk-free interest rate is based on the U.S. treasury yield curve in effect as of December 31, 2006 and 2005. The expected life for warrants is based on their three month remaining life at December 31, 2006, and their fifteen month remaining life at December 31, 2005. In addition to the assumptions in the table, the Company applies a forfeiture-rate assumption in its estimate of fair value that is primarily based on historical annual forfeiture rates of the Company.
(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2006
NOTE 6
STOCKHOLDERS’ EQUITY (CONTINUED)
Derivative Liability (Continued)

	December 31, 2006	December 31, 2005
Expected dividend yield	0.00%	0.00%
Expected volatility	70%	323%
Average risk-free interest rate	5.02%	4.38%
Expected life (in years)	0.25	1.25
The estimated fair value of the excess of common shares required to settle all outstanding contracts is determined by applying the Black-Scholes option-pricing model using average factors to the quantity of shares in excess of those authorized needed in order to settle all outstanding contracts. At December 31, 2005, the estimated fair value of share settlement amounted to $514,808 on 830,792 shares in excess of those needed in order to settle all outstanding contracts. In valuing the excess shares at December 31, 2005, the Company used an expected dividend yield of 0.00%, expected volatility of 323%, an average risk-free interest rate of 4.36%, and an expected life of 3.6 years.
Components of the derivative liability are presented below for years ending December 31, 2006 and 2005.

	December 31, 2006	December 31, 2005
Derivative Liability
Issuance of common stock under private placement during 2005	$581,248	$581,248
Issuance of common stock under private placement during three months ending March 31, 2006 at date of issuance	18,750	—
Issuance of common stock under similar terms as the private placement during three months ending June 30, 2006 at date of issuance	25,000	—
Issuance of warrants under private placement during 2005	—	271,191
Fair value of the excess of common shares required to settle all outstanding contracts as of December 31, 2005	—	514,808

Total Derivative Liability	$624,998	$1,367,247

The recorded value of the derivative liability can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.
(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2006
NOTE 6
STOCKHOLDERS’ EQUITY (CONTINUED)
Receivables from Stockholders
Note Receivable
As of December 31, 2006, the Company was owed $42,195 from an entity controlled by an officer/shareholder of the Company. This note receivable is presented in the accompanying balance sheet as an offset to shareholders’ equity. Interest earned on this note receivable amounted to $7,399 and $17,757 for the years ended December 31, 2006 and 2005, respectively.
Receivable
As of December 31, 2006, the Company was owed $4,200 from a stockholder. This receivable is presented in the accompanying balance sheet as an offset to shareholders’ equity and was paid during March 2007.
Stock options activity
See Note 7 for a description of the Company’s share-based compensation including the stock option activity during the years ended December 31, 2006 and 2005. A summary of the Company’s stock option activity and related information is as follows:

	2006		2005
		Wt Average		Wt Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding — beginning of year	10,671,720	$0.84	11,531,720	$0.93
Granted	4,130,000	$0.63	—	$—
Exercised	(1,869,220)	$0.09	(50,000)	$0.10
Forfeited	(680,000)	$0.20	(810,000)	$2.20
Converted	—	$—	—	$—
Expired	(7,102,500)	$1.17	—	$—
Canceled	—	$—	—	$—

Outstanding — end of year	5,150,000	$0.56	10,671,720	$0.84

The following table summarizes the number of option shares, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding options and total exercisable options as of December 31, 2006:

	Total Outstanding			Total Exercisable
	# of	Wt Average		# of	Wt Average
Price Range	Shares	Exercise Price	Life	Shares	Exercise Price	Life
$0.07 - $0.35	950.000	$0.10	2.54	350,000	$0.09	2.42
$0.36 - $0.99	3,950,000	$0.63	9.29	3,950,000	$0.63	9.29
$1.00 - $1.25	250,000	$1.25	0.16	250,000	$1.25	0.16

	5,150,000	$0.56	7.60	4,550,000	$0.62	8.26

(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2006
NOTE 6
STOCKHOLDERS’ EQUITY (CONTINUED)
Stock warrant activity
See Note 7 for a description of the Company’s share-based compensation including the stock warrant activity relating to third party compensation during the years ended December 31, 2006 and 2005.
During 2006 and 2005, the Company issued 15,625 and 484,375 warrants to stockholders, respectively, under the private placements described above in Note 6 under the caption “Common stock — 2005 activity”. These warrants have an exercise price of $1.25 per share, vest immediately upon issuance and expire March 31, 2007.
During April 2006, the Company issued 41,667 shares of its common stock to an investor at $0.60 per share, or $25,000. In conjunction with this issuance of shares, the Company issued warrants to purchase 20,833 shares of common stock. These warrants have an exercise price of $1.25 per share, vest immediately upon issuance, and expire March 31, 2007.
A summary of the Company’s warrant activity and related information is as follows:

	2006		2005
		Wt Average		Wt Average
	Warrant	Exercise Price	Warrant	Exercise Price
Outstanding — beginning of year	2,734,375	$0.39	2,250,000	$0.20
Granted	186,459	$0.90	484,375	$1.25
Exercised	(1,500,000)	$0.20	—	$—
Forfeited	—	$—	—	$—
Converted	—	$—	—	$—
Expired	—	$—	—	$—
Canceled	—	$—	—	$—

Outstanding — end of year	1,420,834	$0.65	2,734,375	$0.39

The following table summarizes the number of warrants, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding warrants and total exercisable warrants as of December 31, 2006:

	Total Outstanding			Total Exercisable
	# of	Wt Average		# of	Wt Average
Price Range	Shares	Exercise Price	Life	Shares	Exercise Price	Life
$0.20 - $0.35	750,000	$0.20	4.89	750,000	$0.20	4.89
$0.36 - $0.99	100,000	$0.60	4.04	100,000	$0.60	4.04
$1.00 - $1.25	570,834	$1.25	0.58	570,834	$1.25	0.58

	1,420,834	$0.65	3.10	1,420,834	$0.65	3.10

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2006
NOTE 7
SHARE-BASED COMPENSATION
As of December 31, 2006, the Company has 3 stock option plans for the benefit of officers, directors, employees, independent contractors and consultants of the Company. These plans include: (i) the 1998 Stock Option Plan, (ii) the 1996 Stock Option Plan, and (iii) the 1996 Employee Compensatory Stock Option Plan. In addition to these plans, the Company grants various other stock options, warrants and stock directly to certain parties. The Company grants all such awards as incentive compensation to officers, directors, and employees, and as compensation for the services of independent contractors and consultants of the Company.
1998 Stock Option Plan
The Company’s 1998 Stock Option Plan, which was approved by the board of directors and stockholders, permits the grant of share options to officers, directors, employees, independent contractors and consultants of the Company for up to 1,000,000 shares of common stock. The board of directors has the right to amend, suspend or terminate the 1998 Stock Option Plan at any time. Unless sooner terminated by the board of directors, the 1998 Stock Option Plan will terminate on April 8, 2008.
1996 Stock Option Plan
The Company’s 1996 Stock Option Plan, which was approved by the board of directors and stockholders, permitted the grant of share options to officers, directors, employees, independent contractors and consultants of the Company for up to 1,000,000 shares of common stock. The 1996 Stock Option Plan terminated May 11, 2006.
1996 Employee Compensatory Stock Option Plan
The Company’s 1996 Employee Compensatory Stock Option Plan, which was approved by the board of directors, permitted the grant of share options to employees for up to 500,000 shares of common stock. The 1996 Employee Compensatory Stock Option Plan terminated February 7, 2000.
The Company’s share-based compensation to officers, directors, employees, independent contractors and consultants of the Company primarily consists of the following:
Stock options: The Company generally grants stock options to employees, directors and consultants at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options may be granted throughout the year, vest immediately, vest based on years of continuous service, or vest upon completion of specified performance conditions, and expire over various terms ranging from 5 to 10 years. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period for each separate vesting portion of the stock option award, or, for awards with performance conditions, when the performance condition is met.
Stock warrants: The Company generally grants stock warrants relating to compensation to consultants at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock warrants may be granted throughout the year, vest immediately, and expire over various terms of 5 or 7 years. The Company recognizes compensation expense for the fair value of the stock warrants over the requisite service period.
(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2006
NOTE 7
SHARE-BASED COMPENSATION (CONTINUED)
Stock grants: The Company generally grants stock relating to compensation to employees, directors and consultants at prices equal to or below the fair market value of the Company’s stock at the date of grant. The Company recognizes compensation expense for the fair market value of the stock over the requisite service period.
The fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options and warrants. The expected dividend yield assumption is based on the Company’s expectation of dividend payouts. Expected volatilities are based on historical volatility of the Company’s stock. The average risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. The expected life is primarily determined using guidance from SAB 107. As such, the expected life of the options and warrants is the average of the vesting term and the full contractual term of the options and warrants. In addition to the assumptions in the table, the Company applies a forfeiture-rate assumption in its estimate of fair value that is primarily based on historical annual forfeiture rates of the Company.

2006
Expected dividend yield	0.00%
Expected volatility	72% to 81%
Average risk-free interest rate	4.82% to 5.21%
Expected life (in years)	0.9 to 6.5
The Company did not issue stock options or warrants for compensation during 2005.
During the year ended December 31, 2006:
•	$1,441,000 of employee and director compensation cost has been charged against income from the grant of options,

•	$204,000 of interest expense has been charged against income from the grant of options to two directors in conjunction with advances made to the Company,

•	$112,000 of CFO bonus compensation cost has been charged against income from the grant of common stock,

•	$1,000,000 of compensation to a consultant has been charged against income from the grant of common stock,

•	$221,563 of other expense has been charged against other income from the grant of common stock to a director for successfully negotiating reductions of liabilities,

•	$78,096 of interest expense has been charged against income from the grant of common stock to two directors for purchasing convertible debt,
(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2006
NOTE 7
SHARE-BASED COMPENSATION (CONTINUED)
•	$7,000 of compensation to a consultant has been charged against income from the sale of common stock at a discount,

•	$1,500 of employee compensation cost has been charged against income from the sale of common stock at a discount, and

•	$57,500 of compensation to a consultant has been charged against equity from the grant of stock warrants,
As of December 31, 2006, there was approximately $12,500 of total unrecognized compensation cost related to nonvested share-based compensation arrangements with employees. Of this amount, $6,250 is expected to be recognized each year throughout 2007 and 2008.
As of December 31, 2006, there was approximately $86,700 of total unrecognized compensation cost related to nonvested share-based compensation arrangements with third parties. Of this amount, $23,500 is expected to be recognized upon completion of human studies on the wearable artificial kidney device, $23,500 is expected to be recognized upon first commercial sale of the wearable kidney device in the market, and $40,000 is expected to be recognized upon the Company obtaining government funding.
Stock Options and Warrants Issued to Third Parties for Services
The Company accounts for stock options and warrants issued to third parties for services in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”. Under the provisions of EITF 96-18, because none of the Company’s agreements have a disincentive for nonperformance, the Company records a charge for the fair value of the portion of the stock options and warrants earned from the point in time when vesting of the stock options and warrants becomes probable. Final determination of fair value of the stock options and warrants occurs upon actual vesting.
During 2005, the Company engaged Burt Martin Arnold Securities, Inc. (“BMA”) to provide certain services to the Company relating to advisory services. As part of its compensation for the services, on January 15, 2006, the Company issued to BMA warrants to purchase 100,000 and 50,000 shares of its common stock at an exercise price of $0.60 per share and $1.25 per share, respectively, expiring January 15, 2011. Under the provisions of EITF No. 96-18, because none of the Company’s agreements have a disincentive for nonperformance, and because the warrants vested upon grant, the Company recorded a charge for the fair value of the warrants on the grant date. The fair value of these warrants was determined using the Black-Scholes option-pricing model. The value was derived using the following assumptions: (i) Expected term of 2.5 and 5 years, respectively; (ii) Volatility 81%; (iii) Risk free interest rate of 4.82% and 4.83%, respectively; and (iv) Dividend yield 0%. The warrants were issued for past services provided. As a result, the Company recorded $57,500 as offering costs in the equity section of the balance sheet on January 15, 2006.
(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2006
NOTE 7
SHARE-BASED COMPENSATION (CONTINUED)
The Company did not issue stock options to third parties for services during 2006. The Company did not issue stock options or warrants to third parties for services during 2005.
A summary of option activity relating to compensation to third parties for services as of December 31, 2006, and changes during the year then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options relating to third party compensation	Shares	Exercise Price	Term	Value
Outstanding at January 1, 2006	2,784,220	$0.09		$1,480,294
Granted	—	$—		—
Exercised	(1,584,220)	$0.09		$(192,633)
Forfeited	(500,000)	$0.05		—
Converted	—	$—		—
Expired	—	$—		—
Canceled	—	$—		—

Outstanding at December 31, 2006	700,000	$0.12	2.69	$279,500

Exercisable at December 31, 2006	200,000	$.10	2.64	$81,500

The total intrinsic value of options relating to third party compensation exercised during the year ended December 31, 2006 was $192,633.
A summary of the status of the Company’s nonvested option shares relating to third party compensation as of December 31, 2006, and changes during the year then ended is presented below:

		Weighted-
		Average Grant-
		Date
Nonvested options relating to third party compensation	Shares	Fair Value
Nonvested at January 1, 2006	900,000	$0.12
Granted	—	$—
Vested	—	$—
Forfeited	(400,000)	$0.06
Expired	—	$—

Nonvested at December 31, 2006	500,000	$0.17

(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2006
NOTE 7
SHARE-BASED COMPENSATION (CONTINUED)
As of December 31, 2006, there was approximately $86,700 of total unrecognized compensation cost related to nonvested share-based compensation arrangements with third parties. Of this amount, $23,500 is expected to be recognized upon completion of human studies on the wearable artificial kidney device, $23,500 is expected to be recognized upon first commercial sale of the wearable kidney device in the market, and $40,000 is expected to be recognized upon the Company obtaining government funding.
A summary of warrant activity relating to compensation to third parties for services as of December 31, 2006, and changes during the year then ended is presented below:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Warrants relating to third party compensation	Shares	Price	Term	Value
Outstanding at January 1, 2006	—	$—		$—
Granted	150,000	$0.82		—
Exercised	—	$—		—
Forfeited	—	$—		—
Converted	—	$—		—
Expired	—	$—		—
Canceled	—	$—		—

Outstanding at December 31, 2006	150,000	$0.82	4.04	$—

Exercisable at December 31, 2006	150,000	$0.82	4.04	$—

All of the Company’s warrants were fully vested upon grant.
The weighted average grant date fair value of warrants relating to third party compensation granted during 2006 was $0.38.
Stock Options Issued to Employees and Directors for Compensation
In December 2004, the FASB issued SFAS 123R, “Share-Based Payment”, which revised SFAS 123, “Accounting for Stock-Based compensation”, and superseded APB 25, “Accounting for Stock Issued to Employees” and related interpretations. SFAS 123R requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, the Company (1) did not restate any prior periods; (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the Company’s SFAS 123 pro-forma disclosures; and (3) is applying SFAS 123R to new awards and to awards modified, repurchased, or cancelled after the effective date. The Company recognizes the fair value of stock-based compensation awards in selling, general and administrative expense, and research and development expense in the consolidated statement of operations on a straight line basis over the requisite service periods, or, for awards with performance conditions, when the performance condition is met.
(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2006
NOTE 7
SHARE-BASED COMPENSATION (CONTINUED)
Following is the Company’s stock option activity during the year ended December 31, 2006:
On January 2, 2006, the Company issued options to purchase 25,000 shares of common stock to the directors. The options vested upon issuance, have an exercise price of $0.62 per share, and expire in 10 years. The fair value of these options on the date of grant amounted to $10,500 and was recorded to director compensation. These options were not issued as part of any of the Company’s Stock Option Plans.
On February 12, 2006, the Company issued options to purchase 50,000 shares of common stock to a director due to partial vesting of an award granted February 12, 2003. The options have an exercise price of $0.07 per share and expire in 3 years. The fair value of these options on the date of grant amounted to $6,250, was recorded as deferred director compensation, and was amortized to director compensation (in selling, general and administrative expense) on the straight-line method throughout 2006. These options were not issued as part of any of the Company’s Stock Option Plans.
On March 4, 2006, the Company issued options to purchase 600,000 shares of common stock to directors in conjunction with advances made to the Company by the two directors during 2005 and the first quarter of 2006. These advances were due on demand. The options vested upon issuance, have an exercise price of $0.52 per share, and expire in 10 years. The fair value of these options on the date of grant amounted to $204,000 and was recorded to interest expense. These options were not issued as part of any of the Company’s Stock Option Plans.
On April 3, 2006, the Company issued options to purchase 25,000 shares of common stock to the directors. The options vested upon issuance, have an exercise price of $0.62 per share, and expire in 10 years. The fair value of these options on the date of grant amounted to $10,750 and was recorded to director compensation. These options were not issued as part of any of the Company’s registered Stock Option Plans.
On April 19, 2006, the Company issued options to purchase 3,250,000 shares of common stock to three directors. The options vested upon issuance, have an exercise price of $0.65 per share, and expire in 10 years. The fair value of these options on the date of grant amounted to $1,397,500 and was recorded to director compensation. These options were not issued as part of any of the Company’s Stock Option Plans.
On May 3, 2006, the Company issued options to purchase 130,000 shares of common stock to employees. The options vest over 1 and 5 year periods, have an exercise price of $0.60 per share, and expire in 10 years. The fair value of these options on the date of grant amounted to $55,900 and was being recognized on a straight line basis over the requisite service periods. The Company recorded employee compensation of $15,409 relating to these options through September 30, 2006. The Company reversed the compensation recorded during the fourth quarter due to the pre-vesting termination of the employees on December 1, 2006. These options were not issued as part of any of the Company’s Stock Option Plans.
(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2006
NOTE 7
SHARE-BASED COMPENSATION (CONTINUED)
On June 30, 2006, the Company issued options to purchase 25,000 shares of common stock to the directors. The options vested upon issuance, have an exercise price of $0.62 per share, and expire in 10 years. The fair value of these options on the date of grant amounted to $8,500 and was recorded to director compensation. These options were not issued as part of any of the Company’s registered Stock Option Plans.
On October 1, 2006, the Company issued options to purchase 25,000 shares of common stock to the directors. The options vested upon issuance, have an exercise price of $0.62 per share, and expire in 10 years. The fair value of these options on the date of grant amounted to $7,500 and was recorded to director compensation. These options were not issued as part of any of the Company’s registered Stock Option Plans.
The Company did not issue stock options or warrants to employees and directors for compensation during 2005.
Prior to January 1, 2006, the Company accounted for its stock options and stock warrants in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, the difference between the quoted market price as of the date of grant and the contractual purchase price of shares was recognized as compensation expense over the vesting period on a straight-line basis. The Company did not recognize compensation expense in its consolidated financial statements for stock options and stock warrants as the exercise price was not less than 100% of the fair value of the underlying common stock on the date of grant.
The following table illustrates the effect on net income and net income per share had the Company recognized compensation expense consistent with the fair value provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” prior to the adoption of SFAS 123R:

2005
Net loss
As reported	$(2,344,525)
Deduct: reported stock compensation expense under APB 25 — net of tax	(6,250)

Pro forma net loss	$(2,350,775)

Basic and diluted loss per share:
As reported	$(0.06)

Pro Forma	$(0.06)

(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2006
NOTE 7
SHARE-BASED COMPENSATION (CONTINUED)
A summary of option activity relating to employee and director compensation as of December 31, 2006, and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options relating to employee and director compensation	Shares	Price	Term	Value
Outstanding at January 1, 2006	7,887,500	$1.10		$593,650
Granted	3,530,000	$0.65		—
Exercised	(285,000)	$0.07		$(93,950)
Forfeited	(180,000)	$0.60		—
Converted	—	$—		—
Expired	(7,102,500)	$1.17		—
Canceled	—	$—		—

Outstanding at December 31, 2006	3,850,000	$0.65	8.25	$110,000

Exercisable at December 31, 2006	3,750,000	$.67	8.41	$66,000

The total intrinsic value of options relating to employee and director compensation exercised during the year ended December 31, 2006 was $93,950.
The weighted average grant date fair value of options relating to employee and director compensation granted during 2006 was $0.43.
A summary of the status of the Company’s nonvested option shares relating to employee and director compensation as of December 31, 2006, and changes during the year then ended is presented below:

		Weighted-
		Average Grant-
		Date
Nonvested options relating to employee and director compensation	Shares	Fair Value
Nonvested at January 1, 2006	2,750,000	$0.01
Granted	180,000	$0.43
Vested	(50,000)	$0.13
Forfeited	(180,000)	$0.43
Expired	(2,600,000)	$0.01

Nonvested at December 31, 2006	100,000	$0.13

As of December 31, 2006, there was approximately $12,500 of total unrecognized compensation cost related to nonvested share-based compensation arrangements with employees. Of this amount, $6,250 is expected to be recognized each year throughout 2007 and 2008.
(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2006
NOTE 7
SHARE-BASED COMPENSATION (CONTINUED)
A summary of option activity relating to interest expense from the grant of options to two directors in conjunction with advances made to the Company as of December 31, 2006, and changes during the year ended is presented below:

Weighted-
Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options relating to interest expense to directors	Shares	Exercise Price	Term	Value
Outstanding at January 1, 2006	—	$—		$—
Granted	600,000	$0.52		—
Exercised	—	$—		—
Forfeited	—	$—		—
Converted	—	$—		—
Expired	—	$—		—
Canceled	—	$—		—

Outstanding at December 31, 2006	600,000	$0.52	9.18	$—

Exercisable at December 31, 2006	600,000	$.52	9.18	$—

All of these options were fully vested as of December 31, 2006.
The weighted average grant date fair value of options relating to interest expense to directors granted during 2006 was $0.34.
NOTE 8
RELATED PARTY TRANSACTIONS
Office space
The Company leased its corporate administrative offices on a month-to-month basis from Medipace Medical Group, Inc., a company in which the Company’s former chief financial officer and current shareholder of the Company is a majority shareholder. Total rent paid by the Company for the years ended December 31, 2006 and 2005 amounted to $15,400 and $16,800, respectively.
(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2006
NOTE 8
RELATED PARTY TRANSACTIONS (CONTINUED)
Technology Purchase Agreement
In December 2001, the Company entered into an agreement for the purchase of certain technology from its then president, Victor Gura, M.D. The $100,000 purchase price was paid by a promissory note (See Notes 2 and 3, Technology Rights, and Note 8, Sale of assets, for subsequent satisfaction of the promissory note during 2006). In connection with this agreement, Dr. Gura assigned his rights to two pending United States Patents Applications relating to a Wearable Peritoneal Dialysis System and a Wearable Renal Replacement Therapy Device. The Company issued to Dr. Gura options to purchase up to 5,000,000 shares of Common Stock, with an exercise price of $1.25 per share. Of the 5,000,000 options, 3,000,000 options had vested with the achievement of certain prospective milestones with respect to the development of a marketable product relating to the technology. The remaining options were to vest upon the achievement of further milestones. All of these options expired unexercised on December 17, 2006. In addition, the Company granted options to purchase up to 1,500,000 shares of Common Stock, with an exercise price of $1.25 per share, to employee Ronald P. Lang for his contributions to the development of the technology. Of the 1,500,000 options, 900,000 options had vested with the achievement of certain prospective milestones with respect to the development of a marketable product relating to the technology. The remaining options were to vest upon the achievement of further milestones. All of these options expired unexercised on December 17, 2006.
Laboratory services
The Company obtained laboratory services from an entity controlled by a former officer and current shareholder of the Company. Laboratory service fees charged by the entity for the year ended December 31, 2006 amounted to $26,789 and is included in cost of medical services within income from operations of the discontinued component. Laboratory service fees charged by the entity for the year ended December 31, 2005 amounted to $74,169. Of this amount $18,000 is included in research and development expense, and $56,169 is included in cost of medical services within income from operations of the discontinued component.
Dialysis services
The Company provided dialysis services to patients at facilities operated by an entity owned approximately 15% by an officer/shareholder of the Company. As of December 27, 2005, the officer/shareholder no longer has ownership in the entity. Fees for dialysis services charged to the entity during the year ended December 31, 2005, when the officer/shareholder owned 15%, amounted to approximately $278,000, and are included in income from operations of the discontinued component.
Due to stockholders — discontinued operations
As of December 31, 2006, the Company owed $5,966 to one of its stockholders which is due on demand. No interest was charged on these advances for the year ended December 31, 2006.
(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2006
NOTE 8
RELATED PARTY TRANSACTIONS (CONTINUED)
Interest
The Company incurs related party interest on several notes with stockholders that were outstanding during the years, the remainder of which are described in Note 4. As of December 31, 2006, accrued expenses included $75,189 of accrued interest on related party notes payable. For the year ended December 31, 2006, interest expense included $759,912 of interest charged on the related party notes payable, $28,450 of which is reported in income from operations of the discontinued component. For the year ended December 31, 2005, interest expense from continuing operations included $28,000 of interest charged on the related party notes payable.
Sale of assets
As further described in Note 9, on June 15, 2006 the Company completed the sale of substantially all of its assets used in the acute care dialysis unit with a net book value of $36,030 for $131,005 to Dr. Victor Gura and Dr. Ronald Lang, stockholders, then directors, and then employees. The assets sold consisted of medical equipment, a pick-up truck, and inventory. The purchase price was satisfied by the Company’s obligation to Dr. Victor Gura of the same amount.
NOTE 9
DISCONTINUED OPERATIONS — DIALYSIS CLINIC
On May 31, 2006, Los Angeles Community Dialysis, Inc. (LACD) completed the sale of substantially all of its assets used in the chronic care dialysis clinic. On June 15, 2006, LACD completed the sale of the acute care dialysis unit. The assets sold included property and equipment with a net book value of $357,138 and inventory amounting to $47,165. The decision to sell the dialysis units was based on the determination that it is in the best interest of the stockholders to focus principally on completion of the development and eventual commercial marketing of the wearable artificial kidney for dialysis and other medical applications. The assets used for patients suffering from chronic kidney failure were sold to Kidney Dialysis Center of West Los Angeles, LLC (KDC) pursuant to a purchase and sale agreement for $3,000,000. Of the purchase price, $1,000,000 was received at close, and $2,000,000 was to be paid pursuant to a promissory note which was paid-in-full as of December 31, 2006. In addition to the purchase price, at close, KDC contributed $253,000 towards pay-off of a loan secured by dialysis equipment, and paid $33,767 representing the cost of inventory. The acute care dialysis unit was sold to Dr. Victor Gura and Dr. Ronald Lang for $131,005. The purchase price was satisfied by the Company’s obligation to Dr. Victor Gura of the same amount. As a result of the sale of LACD’s assets, the Company accounted for the business of LACD as a discontinued operation for all periods presented in accordance with SFAS No. 144. Included in income from operations of the discontinued component on the accompanying consolidated statements of operations is $3,013,469 representing gain on disposal of assets as a result of the sale of LACD assets.

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2006
NOTE 10
COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leased various operating facilities and certain medical equipment under operating leases that expired through 2007. Certain leases contained renewal options and escalation clauses based primarily on the prevailing consumer price index. In addition to specified rent, the property leases provided for the payment of certain building operating expenses over base year amounts. These leases were either terminated or assumed by the purchasers on May 31, 2006 when LACD completed the sale of substantially all of its assets used in the chronic and acute care dialysis clinics as further described in Note 9.
Total rent expense, including equipment rentals, for the years ended December 31, 2006 and 2005 amounted to approximately $133,000 and $192,000 respectively. Of the 2006 amount, approximately $80,000 is reported in income from operations of the discontinued component. All of the 2005 amount is reported in income from operations of the discontinued component.
Litigation
The Company is a party in arbitration proceedings with Xcorporeal, Inc. whereby Xcorporeal, Inc. alleges, among other things, breach of the Merger Agreement and improper termination of the License Agreement discussed in Note 1 under the caption “Nature of Business”. The Company is unable to estimate a possible loss because no damages have been specified in the arbitration. If the arbitration is decided against the Company, then the license agreement would remain in full effect and damages could result. The Company believes the arbitration claims are without merit and intends to vigorously defend its position.
On December 1, 2006, Xcorporeal filed a demand for arbitration at JAMS in Santa Monica, California against NQCI, alleging an unspecified anticipatory breach of a license agreement that the Company entered into with Xcorporeal on September 1, 2006. At the same time the Company entered into the license agreement, the Company entered into an interrelated and inter-dependent merger agreement with Xcorporeal. Effective as of December 29, 2006, the Company terminated the merger and license agreements due to Xcorporeal’s continuing, uncured and incurable breaches of the merger agreement and its fraudulent and other wrongful conduct related to the merger and license agreements and certain related matters. At the same time the Company terminated the merger agreement and the license agreement, the Company filed a lawsuit against Xcorporeal and against Victor Gura, a former officer and director of the Company. In the lawsuit, the Company alleges that Xcorporeal wrongfully induced Gura to become a member of Xcorporeal’s board of directors at the same time that he was an officer and director of NQCI, and that both parties have misappropriated the Company’s valuable rights and committed other wrongful acts in connection with the transactions and agreements with Xcorporeal that the Company ultimately terminated because of Xcorporeal’s fraud and misconduct. The Company alleges in the lawsuit that Xcorporeal, in its dealings with NQCI, has engaged in intentional interference with prospective economic advantage, intentional interference with contractual relations, misappropriation of trade secrets, unfair business practices, unfair competition and conversion. In addition, the Company made allegations against Gura of breach of contract, breach of fiduciary duty, intentional interference with contractual relations, misappropriation of trade secrets, unfair business practices, unfair competition,
(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2006
NOTE 10
COMMITMENTS AND CONTINGENCIES (CONTINUED)
Litigation (Continued)
conversion and violation of California Labor Code Section 2860. Terren S. Peizer, Xcorporeal’s Chairman of the Board, and Gura have since stipulated to our filing of our claims against them as part of the arbitration proceeding related to the license agreement, and the Company has dismissed our lawsuit without prejudice.
On January 22, 2007, Xcorporeal filed a statement of claims in the arbitration proceeding. In this statement, Xcorporeal alleges that the Company breached several provisions of the merger agreement and engaged in interference with Xcorporeal’s contractual relations and prospective economic business advantage. In addition, Xcorporeal has alleged that the Company improperly terminated the license agreement and that it has retained the exclusive right to use the technology.
On February 5, 2007, the Company filed a response to Xcorporeal’s statement of claims denying that the Company breached the merger agreement and asserting, among other things, that the Company properly terminated the license agreement and that the license agreement does not by its own terms and the meaning of the agreements survive the success or failure of the merger or Xcorporeal’s issuance to NQCI of its shares. In this response, the Company asserted counterclaims against Xcorporeal for fraud, recission, reformation, breach of contract, unjust enrichment and defamation. The Company amended its response on March 9, 2007 to add its claims against Peizer and Gura. The Company believes that the termination of the license agreement was proper and the Company intends to vigorously pursue its rights and remedies in order to defeat Xcorporeal’s and Peizer’s attempt to acquire control of its technology through a license agreement that the Company believes to have been fraudulently obtained.
NOTE 11
EMPLOYEE BENEFIT PLAN
The Company has a 401(k) and profit-sharing plan that covers substantially all employees who meet the eligibility requirements of the plan. Contributions to the profit-sharing plan are made at the discretion of management and were $690 for 2005. No contributions were made to the plan for 2006.
NOTE 12
MALPRACTICE INSURANCE
The Company and healthcare providers employed by the Company are insured. The Company’s financial obligation is limited to its premiums for malpractice insurance coverage. The insurance company provides claims-based malpractice insurance coverage which covers only asserted malpractice claims within policy limits. The Company purchases tail insurance coverage when necessary. Management does not believe there is material uninsured malpractice exposure at December 31, 2006.

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2006
NOTE 13
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
Prior to the discontinued operations discussed in Note 8, the Company’s reportable operating segments included dialysis services and development of a wearable artificial kidney. The Company currently operates in one segment, the development of a wearable artificial kidney. The accounting policies of the operating segment are the same as those described in the summary of significant accounting policies.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL QUALITY CARE, INC.
Date: April 17, 2007	By:	/s/ ROBERT SNUKAL.
Robert Snukal
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ LEONARDO BEREZOVSKY, M.D. Leonardo Berezovsky M.D.	Chairman of the Board of Directors and Chief Financial Officer (principal financial officer and principal accounting officer)	April 17, 2007

/s/ ROBERT SNUKAL Robert Snukal	Chief Executive Officer, President and Director (principal executive officer)	April 17, 2007

/s/ RONALD LANG, M.D. Ronald Lang, M.D.	Executive Vice-President, Secretary and Director	April 17, 2007

/s/ JOSE SPIWAK	Director	April 17, 2007
Jose Spiwak, M.D.

EXHIBIT INDEX

Exhibit No.	Description

10.10	License Agreement, dated as of September 1, 2006, between the Company and Xcorporeal, Inc.

10.11	Merger Agreement, dated as of September 1, 2006, among the Company, NQCI Acquisition Corporation and Xcorporeal, Inc.

23.1	Consent of PMB Helin Donovan, LLP.

31.1	Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.