Form 10QSB
period 2007-03-31
NATIONAL QUALITY CARE INC
filed 2007-05-18
CIK 872544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act). YES ☐ NO ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at April 30, 2007

Common Stock, $0.01 per share	48,919,322
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

National Quality Care, Inc.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONAL QUALITY CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
as of March 31, 2007 and December 31, 2006

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,601,205	$1,730,907
Accounts receivable — net of allowance for doubtful accounts of $235,000 in 2007 and 2006 - discontinued operations	14,715	14,715
Prepaid expenses and other assets	33,887	58,466
Prepaid expenses and other assets — discontinued operations	54,508	138,519

Total current assets	1,704,315	1,942,607

OTHER ASSETS
Technology rights, net of accumulated amortization of $26,797 in 2007 and $25,582 in 2006	73,203	74,418

Total Assets	$1,777,518	$2,017,025

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$800,961	$387,635
Accounts payable and accrued expenses — discontinued operations	166,292	100,759
Due to stockholders — discontinued operations	5,966	5,966
Debt, net of discount of $38,171 in 2007 and $181,541 in 2006	509,462	366,092
Derivative Liability	624,998	624,998

Total current liabilities	2,107,679	1,485,450

CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 125,000,000 shares authorized; 48,919,222 shares issued and outstanding as of March 31, 2007 and December 31, 2006	489,192	489,192
Additional paid-in capital	9,653,105	9,650,780
Receivables from stockholders, net	(43,027)	(46,395)
Accumulated deficit	(10,429,431)	(9,562,002)

Total stockholders’ (deficit) equity	(330,161)	531,575

Total liabilities and stockholders’ (deficit) equity	$1,777,518	$2,017,025

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	Three months ended
	March 31,
	2007	2006
	(unaudited)	(unaudited)
OPERATING EXPENSES
Selling, general and administrative, including share-based compensation of $2,323 for the three months ended March 31, 2007	$632,087	$323,558
Research and Development	—	319,630

Total Operating Expenses	632,087	643,188

Loss from operations	(632,087)	(643,188)

OTHER INCOME (EXPENSE)
Interest expense	(164,518)	(213,468)
Interest income	11,140	103
Loss from change in derivative liability	—	(1,009,441)

Total other income (expense)	(153,378)	(1,222,806)

Loss from continuing operations before taxes on income	(785,465)	(1,865,994)

TAXES ON INCOME	—	—

LOSS FROM CONTINUING OPERATIONS	(785,465)	(1,865,994)

Discontinued operations
Income (loss) from operations of the discontinued Component	(81,964)	186,588
Taxes on income	—	—
Net gain (loss) on discontinued operations	(81,964)	186,588

NET LOSS	$(867,429)	$(1,679,406)

Earnings (Loss) per weighted average share of common stock outstanding — basic and diluted
From continuing operations	$(0.02)	$(0.05)
From discontinued operations	—	$0.01

TOTAL BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic and Diluted	48,919,922	37,929,239

     See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	Three months ended
	March 31,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Continuing operations
Loss from continuing operations	$(785,465)	$(1,865,994)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Amortization of guarantee fee	—	7,630
Amortization of technology rights	1,215	1,215
Amortization of loan discount	143,370	—
Interest from options grant	—	204,000
Stock-based compensation — consultant	760	—
Stock-based compensation — directors and employees	1,563	—
Amortization of deferred director compensation from options grant	—	1,563
Amortization of prepaid interest	10,350	—
Loss from change in derivative liabilities	—	1,009,441
Changes in operating assets and liabilities:
Prepaid expenses and other assets	14,229	(25,806)
Accounts payable and accrued expenses	413,330	111,630

Net cash used in continuing operations	(200,648)	(556,321)

Discontinued operations
Net (loss) gain on discontinued operations	(81,964)	186,588
Adjustments to reconcile net (loss) gain from discontinued operations to net cash (used in) provided by discontinued operating activities:
Depreciation and amortization	—	20,443
Provision for doubtful accounts	—	20,000
Changes in discontinued operations operating assets and liabilities:
Accounts receivable	—	(160,391)
Supplies inventory	—	997
Prepaid expenses and other assets	84,011	(21,853)
Accounts payable and accrued expenses	65,532	(514,446)

Net cash (used in) provided by discontinued operations	67,579	(468,662)

Net cash used in operating activities	(133,069)	(1,024,983)

(Continued)
See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

CASH FLOWS FROM INVESTING ACTIVITIES
Receivables from stockholders, net	3,367	9,788

Net cash provided by investing activities	3,367	9,788

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	18,750
Payment of offering costs	—	(8,225)
Exercise of stock options	—	2,100
Advances from stockholders — discontinued operations	—	100,000
Proceeds from convertible notes payable — related parties - $1,000,000 for discontinued operations	—	1,050,000
Repayment of long-term borrowings — discontinued operations	—	(36,872)

Net cash provided by financing activities	—	1,125,753

NET CHANGE IN CASH AND CASH EQUIVALENTS	(129,702)	110,558

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	1,730,907	35,005

CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,601,205	$145,563

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for
Interest	$—	$18,596

Income taxes	$800	$—

(Continued)
See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     During the first three months of 2006, the Company entered into the following transactions:
•	The Company reclassified $18,750 of additional paid-in capital as a derivative liability.

•	The Company converted $100,000 of amounts due to an officer and director at December 31, 2005 to convertible notes payable on March 27, 2006.

•	The Company converted $300,000 of accounts payable at December 31, 2005 to a note payable on February 3, 2006.

•	The Company issued 600,000 options on March 4, 2006 to 2 directors, one of which is an officer. The options vested immediately and were issued in conjunction with advances made to the Company by the directors during 2005 and the first quarter of 2006. These advances were due on demand. The fair value of these options on the date of grant amounted to $204,000 and was recorded to interest expense.

•	The Company issued 50,000 options on February 12, 2006 to an officer and director. The fair value of these options on the date of grant amounted to $6,250, was recorded as deferred director compensation, and was amortized to director compensation (in selling, general and administrative expense) on the straight-line method throughout 2006. Amortization amounted to $1,563 for the three months ended March 31, 2006.

•	The Company issued 150,000 warrants on January 15, 2006 to a consultant for private placement offering costs. The fair value of these warrants on the date of grant amounted to $57,500 and was recorded as offering costs in the equity section of the balance sheet.
     See accompanying notes to condensed consolidated financial statements

NATIONAL QUALITY CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
NOTE 1
ORGANIZATION
Nature of Business
          National Quality Care, Inc., (the “Company” ), is a research and development company. The Company’s platform technology is a wearable artificial kidney for dialysis and other medical applications. This device treats the blood of patients through a pulsating, dual-chambered pump. Continuous dialysis has always been possible for patients who are able to make several weekly visits to a dialysis clinic to be attached to a large machine for three to four hours at a time. With a wearable artificial kidney, patients would be able to have 24-hour dialysis, seven days a week, without having to spend long hours attached to a large machine at a clinic, allowing them to maintain a reasonable life style.
          Until May 31, 2006 when the operations of the clinic were discontinued following the sale of substantially all of its assets (See Note 8), the Company, through its subsidiary, Los Angeles Community Dialysis, Inc., the dialysis clinic located in Los Angeles, California, provided dialysis services for patients suffering from chronic kidney failure and for patients suffering acute kidney failure through a visiting nursing program contracted to several Los Angeles County hospitals. As a result of the sale, activities of the dialysis clinic operation business have been accounted for as discontinued operations. These results are presented as net amounts in the Condensed Consolidated Statements of Operations, with prior periods restated to conform to the current presentation.
          On September 1, 2006, the Company entered into a merger agreement (the “Merger Agreement”) with Xcorporeal, Inc. (“Xcorporeal”) which contemplated that either (i) the Company would enter into a triangular merger in which the Company would become a wholly-owned subsidiary of Xcorporeal, or (ii) Xcorporeal would issue the Company shares of its common stock in consideration of the assignment of the technology relating to the Company’s wearable artificial kidney and other medical devices. In connection with the Merger Agreement, also on September 1, 2006, the Company entered into a license agreement (the “License Agreement”) with Xcorporeal granting an exclusive license for ninety-nine years or until the expiration of the Company’s proprietary rights in the technology, if earlier, to all technology relating to the Company’s wearable artificial kidney and other medical devices. Effective as of December 29, 2006, the Company had terminated the Merger Agreement and License Agreement and all transactions contemplated thereby. Xcorporeal consented to the termination of the Merger Agreement, but has disputed our termination of the License Agreement, which Xcorporeal alleges to be in full force and effect (See Note 9, litigation caption). In accordance with the terms of the License Agreement, Xcorporeal is obligated to reimburse the Company for research and development expenses and certain agreed-upon monthly expenses during the period from September 1, 2006 to the date of termination of the merger agreement. Xcorporeal reimbursed the Company for expenses amounting to $1,182,359 during 2006. As of March 31, 2007, no revenue has been recognized from the License Agreement and any amounts owed by Xcorporeal under the terms of the License Agreement have been fully reserved.
NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
          The accompanying unaudited interim consolidated financial statements represent the financial activity of National Quality Care, Inc. and its subsidiary. The consolidated financial statements for the three months ended March 31, 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information in the US and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal three months ended March 31, 2007 included herein. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Los Angeles Community Dialysis, Inc. All material inter-company accounts, transactions and profits have been eliminated in consolidation. The Company’s fiscal year ends on December 31 each year. The financial statements and notes are representations of the management and the Board of Directors who are responsible for their integrity and objectivity.
          The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.
Going concern and liquidity
          For the past several years, the Company has experienced net operating losses, and as of March 31, 2007 has an accumulated deficit of $10,429,431 and a working capital deficiency (defined as current assets minus current liabilities) of $403,364. In addition, total liabilities exceed total assets by $330,161. Such deficiencies indicate the Company may not be able to meet its current obligations as they come due without additional financing or positive cash flow from operating activities.
Management has taken certain actions and is pursuing additional measures to support the Company’s immediate operating plan, including the following:
•	Conducted private placements in April, 2005 and February 2006. The Company raised net proceeds of $551,248 relating to these offerings.

•	As described in Note 3, stockholders have loaned $547,633 to the Company. In 2006 and 2007, the Company has obtained funding for its working capital needs primarily through financings from its shareholders, officers and directors.

•	As described in Note 8, the Company discontinued the operations of the chronic and acute care dialysis clinic and sold substantially all of the clinic’s assets in exchange for $1,286,767 of cash, a $2,000,000 note receivable, and satisfaction of $131,000 of a stockholder note payable plus accrued interest thereon. The note receivable was paid-in-full by December 31, 2006. Subsequent to the sale of the dialysis clinic operations, the Company is focusing on the development of the wearable artificial kidney. Pending resolution of the arbitration proceedings described in Note 9, such development efforts have been limited principally to continued prosecution of the Company’s patent and other intellectual property rights.

•	The Company is currently negotiating reductions in amounts due its creditors. During 2006, the Company successfully negotiated approximately $173,000 of reductions in amounts due its creditors net of related costs.
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
Concentration of credit risk
          Financial instruments that potentially subject the Company to significant concentrations of credit risk are primarily cash equivalents and accounts receivable. The Company has placed its cash and cash equivalents with two major financial institutions. At times, the cash and cash equivalents in the financial institutions are in excess of the amount insured by the Federal Deposit Insurance Corporation (FDIC). Management assesses the financial strength of its patients and their third-party payors at least quarterly. Exposure to losses on receivables is principally dependent on the patient’s third-party payor’s financial condition. Management monitors its exposure to credit losses and maintains allowances for anticipated losses.
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
Reclassifications
          Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentations. These reclassifications had no effect on previously reported results of operations or retained earnings.
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
Earnings (loss) per share
          The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants, and conversion of convertible debt, using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. For the three months ended March 31, 2007 and 2006, 7,509,352 and 13,991,720 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

Recent accounting pronouncements
          In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements, the board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This statement is effective for all financial instruments issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the effect of SFAS No. 157 on its financial position, operations or cash flows.
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
NOTE 3
DEBT
          On March 27, 2006, the Company entered into a $50,000 uncollateralized convertible promissory note with a director, bearing interest at 8% per annum, payable on March 27, 2007. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company’s common stock at a conversion price of $0.48 per share at any time. The Company evaluated the convertible debenture in accordance with EITF No. 05-02, and it was deemed to be “conventional”. The conversion price on the date of issuance was set based on the fair value of the stock on the date of issuance. The proceeds were used for general corporate purposes. The Company repaid $45,000 of this loan during July 2006, and the remaining $5,000 during April 2007.
          On April 25, 2006, the Company entered into a $600,000 uncollateralized convertible promissory note with an officer and director, bearing interest at 8% per annum, payable on April 25, 2007. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company’s common stock at a conversion price of $0.32 per share at any time. The Company evaluated the convertible debenture in accordance with EITF No.s 98-5 and 00-27, and it was determined that the embedded conversion option within the debenture is beneficial to the holder because the conversion price of $0.32 per share was lower than the market price on the commitment date. The intrinsic value of the conversion option was calculated to be $581,250 and has been recognized as a reduction to the carrying amount of the debenture and as additional paid-in capital. This reduction to the carrying amount of the debenture, or discount, is being amortized to interest expense on the straight-line method over the term of the convertible promissory note. For the three months ended March 31, 2007, the Company recognized $143,370 of amortized discount in interest expense. The Company repaid this loan during April 2007.

NOTE 4
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
          As of March 31, 2007 and December 31, 2006, the derivative liability is comprised of $624,998 representing the aggregate amount of proceeds received from the issuance of common stock under the private placement offerings. A portion of this liability previously represented the fair value of warrants issued with common stock under the private placement offering. However, the fair value of these warrants was determined to be zero at December 31, 2006 primarily due to the warrants expiring on March 31, 2007 and having an exercise price in excess of the stock price. Another portion of this liability previously represented the fair value of the excess of common shares required to settle all outstanding contracts as of each period end over the number of authorized but unissued shares at each period end. Outstanding contracts include stock options, warrants, and convertible notes payable. During the third quarter of 2006, the Company obtained an increase in the authorized number of common shares from 50,000,000 to 125,000,000 which eliminated the excess of common shares required to settle all outstanding contracts as of each period end over the number of authorized but unissued shares at each period end. The Company recognized a loss from change in derivative liability during the quarter ended March 31, 2006 in the amount of $1,009,441.
          Components of the derivative liability are presented below for periods ending March 31, 2007 and December 31, 2006.

	March 31, 2007	December 31, 2006
Derivative Liability
Issuance of common stock under private placement during 2005	$581,248	$581,248
Issuance of common stock under private placement during three months ending March 31, 2006 at date of issuance	18,750	18,750
Issuance of common stock under similar terms as the private placement during three months ending June 30, 2006 at date of issuance	25,000	25,000

Total Derivative Liability	$624,998	$624,998

NOTE 5
SHARE-BASED COMPENSATION
          As of March 31, 2007, the Company has adopted 3 stock option plans for the benefit of officers, directors, employees, independent contractors and consultants of the Company. These plans include: (i) the 1998 Stock Option Plan, (ii) the 1996 Stock Option Plan, and (iii) the 1996 Employee Compensatory Stock Option Plan. In addition to these plans, the Company grants various other stock options and warrants directly to certain parties. The Company grants all such awards as incentive compensation to officers, directors, and employees, and as compensation for the services of independent contractors and consultants of the Company.

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
          1996 Employee Compensatory Stock Option Plan
          The Company’s 1996 Compensatory Stock Option Plan, which was approved by the board of directors, permitted the grant of share options to employees for up to 500,000 shares of common stock. The 1996 Employee Compensatory Stock Option Plan terminated February 7, 2000.
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
          Stock warrants: The Company generally grants stock warrants relating to compensation to consultants at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock warrants may be granted throughout the year, vest immediately, and expire over various terms of 5 or 7 years. The Company recognizes compensation expense for the fair value of the stock warrants over the requisite.
          Stock grants: The Company generally grants stock relating to compensation to employees, directors and consultants at prices equal to the fair market value of the Company’s stock at the date of grant. The Company recognizes compensation expense for the fair market value of the stock over the requisite service period.
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

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Expected dividend yield	0.00%	0.00%
Expected volatility	74%	76% to 81%
Average risk-free interest rate	4.80%	4.82% to 4.83%
Expected life (in years)	5.75	1.1 to 5
          During the three months ended March 31, 2007, $1,563 of director compensation cost, and $760 of compensation to a consultant has been charged against income from the grant of options.
          As of March 31, 2007, there was approximately $11,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements with employees and directors. Of this amount, $4,700 is expected to be recognized throughout the remainder of 2007, and $6,300 is expected to be recognized throughout 2008.
          As of March 31, 2007, there was approximately $64,800 of total unrecognized compensation cost related to nonvested share-based compensation arrangements with third parties. Of this amount, $4,500, $6,100, and $800 is expected to be recognized throughout the remainder of 2007, and throughout 2008 and 2009, respectively, $6,700 is expected to be recognized upon completion of human studies on the wearable artificial kidney device, $6,700 is expected to be recognized upon first commercial sale of the wearable kidney device in the market, and $40,000 is expected to be recognized upon the Company obtaining government funding.
          During the three months ended March 31, 2006, $57,500 of compensation to a consultant has been charged against equity from the grant of stock warrants. No employee compensation cost has been charged against income during the three months ended March 31, 2006.
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
          On February 12, 2007, the Company issued options to purchase 50,000 shares of common stock to a consultant pursuant to the 1998 Stock Option Plan. The options vest over 2 years, have an exercise price of $0.36 per share, and expire in 10 years. The fair value of these options on the date of grant amounted to $12,123 and is being recognized on a straight-line basis over the requisite service period. The Company recorded consultant compensation of $760 relating to these options during the three months ended March 31, 2007.
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

          The Company did not issue stock options to third parties for services during 2006. The Company did not issue stock warrants to third parties for services during 2007.
          A summary of option activity relating to compensation to third parties for services as of March 31, 2007, and changes during the three months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining
Options relating to third		Average	Contractual	Aggregate
party compensation	Shares	Exercise Price	Term	Intrinsic Value
Outstanding at January 1, 2007	700,000	$0.11		$1,500
Granted	50,000	$0.36		—
Exercised	—	$—		—
Forfeited	(200,000)	$0.05		—
Converted	—	$—		—
Expired	—	$—		—
Canceled	—	$—		—

Outstanding at March 31, 2007	550,000	$0.16	3.18	$90,500

Exercisable at March 31, 2007	200,000	$.10	2.39	$27,500

          The weighted average grant date fair value of options relating to third party compensation granted during the three months ended March 31, 2007 was $0.24.
          A summary of the status of the Company’s nonvested option shares relating to third party compensation as of March 31, 2007, and changes during the three months then ended is presented below:

		Weighted-Average
Nonvested options relating to		Grant-Date
third party compensation	Shares	Fair Value
Nonvested at January 1, 2007	500,000	$0.17
Granted	50,000	$0.24
Vested	—	$—
Forfeited	(200,000)	$0.13
Expired	—	$—

Nonvested at March 31, 2007	350,000	$0.18

          As of March 31, 2007, there was approximately $64,800 of total unrecognized compensation cost related to nonvested share-based compensation arrangements with third parties. Of this amount, $4,500, $6,100, and $800 is expected to be recognized throughout the remainder of 2007, and throughout 2008 and 2009, respectively, $6,700 is expected to be recognized upon completion of human studies on the wearable artificial kidney device, $6,700 is expected to be recognized upon first commercial sale of the wearable kidney device in the market, and $40,000 is expected to be recognized upon the Company obtaining government funding.

          A summary of warrant activity relating to compensation to third parties for services as of March 31, 2007, and changes during the three months then ended is presented below:

Weighted-
Average
		Weighted-	Remaining
Warrants relating to		Average	Contractual	Aggregate
third party compensation	Shares	Exercise Price	Term	Intrinsic Value
Outstanding at January 1, 2007	150,000	$0.82		$—
Granted	—	$—		—
Exercised	—	$—		—
Forfeited	—	$—		—
Converted	—	$—		—
Expired	—	$—		—
Canceled	—	$—		—

Outstanding at March 31, 2007	150,000	$0.82	3.80	$—

Exercisable at March 31, 2007	150,000	$0.82	3.80	$—

          All of the Company’s warrants were fully vested upon grant.
          Stock Options Issued to Employees and Directors for Compensation
          In December 2004, the FASB issued SFAS 123R, “Share-Based Payment”, which revised SFAS 123, “Accounting for Stock-Based Compensation”, and superseded APB 25, “Accounting for Stock Issued to Employees” and related interpretations. SFAS 123R requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, the Company (1) did not restate any prior periods; (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the Company’s SFAS 123 pro-forma disclosures; and (3) is applying SFAS 123R to new awards and to awards modified, repurchased, or cancelled after the effective date. The Company recognizes the fair value of stock-based compensation awards in selling, general and administrative expense, and research and development expense in the condensed consolidated statement of operations on a straight-line basis over the requisite service periods, or, for awards with performance conditions, when the performance condition is met.
          Following is the Company’s stock option activity relating to employee and director compensation during the three months ended March 31, 2007:
          On February 12, 2007, the Company issued options to purchase 50,000 shares of common stock to an officer and director due to partial vesting of an award granted February 12, 2003. The options have an exercise price of $0.07 per share and expire in 6 years. The fair value of these options on the date of grant amounted to $6,250 and is being recorded as director compensation (in selling, general and administrative expense) on the straight-line method throughout 2007. These options were not issued as part of any of the Company’s Stock Option Plans. Director compensation expense relating to this grant amounted to $1,563 for the three months ended March 31, 2007.
          Following is the Company’s stock option activity relating to employee and director compensation during the three months ended March 31, 2006:
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

          On February 12, 2006, the Company issued options to purchase 50,000 shares of common stock to a director due to partial vesting of an award granted February 12, 2003. The options have an exercise price of $0.07 per share and expire in 6 years. The fair value of these options on the date of grant amounted to $6,250, was recorded as deferred director compensation, and was amortized to director compensation (in selling, general and administrative expense) on the straight-line method throughout 2006. These options were not issued as part of any of the Company’s Stock Option Plans.
          On March 4, 2006, the Company issued options to purchase 600,000 shares of common stock to directors in conjunction with advances made to the Company by two directors during 2005 and the first quarter of 2006. These advances were due on demand. The options vested upon issuance, have an exercise price of $0.52 per share, and expire in 10 years. The fair value of these options on the date of grant amounted to $204,000 and was recorded to interest expense. These options were not issued as part of any of the Company’s Stock Option Plans.
          A summary of option activity relating to employee and director compensation as of March 31, 2007, and changes during the three months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining
Options relating to employee and		Average	Contractual	Aggregate
director compensation	Shares	Exercise Price	Term	Intrinsic Value
Outstanding at January 1, 2007	3,850,000	$0.65		$110,000
Granted	—	$—		—
Exercised	—	$—		—
Forfeited	(20,000)	$0.62		—
Converted	—	$—		—
Expired	(250,000)	$1.25		—
Canceled	—	$—		—

Outstanding at March 31, 2007	3,580,000	$0.61	8.56	$42,500

Exercisable at March 31, 2007	3,530,000	$0.62	8.65	$34,000

          A summary of the status of the Company’s nonvested option shares relating to employee and director compensation as of March 31, 2007, and changes during the three months then ended is presented below:

		Weighted-Average
		Grant-Date
Nonvested options relating to employee and director compensation	Shares	Fair Value
Nonvested at January 1, 2007	100,000	$0.13
Granted	—	$—
Vested	(50,000)	$0.13
Forfeited	—	$—

Nonvested at March 31, 2007	50,000	$0.13

          As of March 31, 2007, there was approximately $11,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements with employees and directors. Of this amount, $4,700 is expected to be recognized throughout the remainder of 2007, and $6,300 is expected to be recognized throughout 2008.

          A summary of option activity relating to interest expense from the grant of options to two directors in conjunction with advances made to the Company as of March 31, 2007, and changes during the three months then ended is presented below:

Weighted-
Average
		Weighted-	Remaining
Options relating to interest expense		Average	Contractual	Aggregate
to directors	Shares	Exercise Price	Term	Intrinsic Value
Outstanding at January 1, 2007	600,000	$0.52		$—
Granted	—	$—		—
Exercised	—	$—		—
Forfeited	—	$—		—
Converted	—	$—		—
Expired	—	$—		—
Canceled	—	$—		—

Outstanding at March 31, 2007	600,000	$0.52	8.93	$—

Exercisable at March 31, 2007	600,000	$0.52	8.93	$—

          All of these options were fully vested as of March 31, 2007.
NOTE 6
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
NOTE 7
RELATED PARTY TRANSACTIONS
Receivables from Stockholders
          Note Receivable
          As of March 31, 2007 and December 31, 2006, the Company was owed $43,027 and $42,195, respectively, from an entity controlled by a former officer and shareholder of the Company. This note receivable is presented in the accompanying condensed consolidated balance sheet as an offset to stockholders’ equity. Interest earned on this note receivable amounted to $832 and $4,437 for the three months ended March 31, 2007 and 2006, respectively.
          Receivable
          As of December 31, 2006, the Company was owed $4,200 from a stockholder. This receivable is presented in the accompanying balance sheet as an offset to stockholders’ equity and was paid during March 2007.

Office Space
     The Company leased its corporate administrative offices through December 1, 2006 on a month-to-month basis from Medipace Medical Group, Inc., a company in which the Company’s former chief financial officer and current shareholder of the Company is a majority shareholder. Total rent paid by the Company for the three months ended March 31, 2006 amounted to $4,200.
Technology Purchase Agreement
          In December 2001, the Company entered into an agreement for the purchase of certain technology from its then president, Victor Gura, M.D. The $100,000 purchase price was paid by a promissory note (See below, Sale of Assets, for subsequent satisfaction of the promissory note during 2006). In connection with this agreement, Dr. Gura assigned his rights to two pending United States Patents Applications relating to a Wearable Peritoneal Dialysis System and a Wearable Renal Replacement Therapy Device. The Company issued to Dr. Gura options to purchase up to 5,000,000 shares of Common Stock, with an exercise price of $1.25 per share. Of the 5,000,000 options, 3,000,000 options have vested with the achievement of certain prospective milestones with respect to the development of a marketable product relating to the technology. The remaining options will vest upon the achievement of further milestones. All of these options expired unexercised on December 17, 2006. In addition, the Company granted options to purchase up to 1,500,000 shares of Common Stock, with an exercise price of $1.25 per share, to employee Ronald P. Lang for his contributions to the development of the technology. Of the 1,500,000 options, 900,000 options have vested with the achievement of certain prospective milestones with respect to the development of a marketable product relating to the technology. The remaining options were to vest upon the achievement of further milestones. All of these options expired unexercised on December 17, 2006.
Laboratory services
          Until the sale of the dialysis clinic (See Note 8), the Company obtained laboratory services from an entity controlled by a former officer and current shareholder of the Company. Laboratory service fees charged by the entity for the three months ended March 31, 2006 amounted to $14,499 and is included in cost of medical services within income from operations of the discontinued component.
Due to stockholders — discontinued operations
          As of March 31, 2007 and December 31, 2006, the Company owed $5,966 to one of its stockholders which is due on demand. No interest is charged on this advance.
Interest
          The Company incurs related party interest on several notes with stockholders that were outstanding during the years, the remainder of which are described in Note 3. As of March 31, 2007 and December 31, 2006, accrued expenses included $85,987 and $75,189 of accrued interest on related party notes payable, respectively. For the three months ended March 31, 2007 and 2006, interest expense included $164,518 and $207,767 of interest charged on the related party notes payable, respectively, $1,929 of which is reported in income from operations of the discontinued component for the three months ended March 31, 2006.
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

NOTE 8
DISCONTINUED OPERATIONS – DIALYSIS CLINIC
     On May 31, 2006, Los Angeles Community Dialysis, Inc. (LACD) completed the sale of substantially all of its assets used in the chronic care dialysis clinic. On June 15, 2006, LACD completed the sale of the acute care dialysis unit. The assets sold included property and equipment with a net book value of $357,138 and inventory amounting to $47,165. The decision to sell the dialysis units was based on the determination that it would be in the best interest of the stockholders to focus principally on completion of the development and eventual commercial marketing of the wearable artificial kidney for dialysis and other medical applications. The assets used for patients suffering from chronic kidney failure were sold to Kidney Dialysis Center of West Los Angeles, LLC (KDC) pursuant to a purchase and sale agreement for $3,000,000. Of the purchase price, $1,000,000 was received at close, and $2,000,000 was to be paid pursuant to a promissory note which was paid-in-full by December 31, 2006. In addition to the purchase price, at close, KDC contributed $253,000 towards pay-off of a loan secured by dialysis equipment, and paid $33,767 representing the cost of inventory. The acute care dialysis unit was sold to Dr. Victor Gura and Dr. Ronald Lang for $131,005. The purchase price was satisfied by the Company’s obligation to Dr. Victor Gura of the same amount. As a result of the sale of LACD’s assets, the Company accounted for the business of LACD as a discontinued operation for all periods presented in accordance with SFAS No. 144. Included in income from operations of the discontinued component on the condensed consolidated statements of operations beginning in the quarter ended June 30, 2006 (unaudited) is $3,013,469 representing gain on disposal of assets as a result of the sale of LACD assets.
NOTE 9
CONTINGENCIES
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
          The arbitration has set a February 11, 2008 hearing date for the arbitration. The Company expects that issues related to the status of the license agreement and the right to use the Company’s technology will be determined at that time.
Item 2. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations
          Certain statements in this Quarterly Report on Form 10-QSB, or the Report, are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of National Quality Care, Inc., a Delaware corporation (referred to in this Report as “we,” “us,” “our” or “registrant”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-KSB for the year ended December 31, 2006. We filed our Form 10-KSB for the year ended December 31, 2006 on April 17, 2007. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report.
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
          Current Developments
          On September 1, 2006, we entered into a merger agreement (the “Merger Agreement”) with Xcorporeal, Inc. (“Xcorporeal”) which contemplated that either (i) we would enter into a triangular merger in which we would become a wholly-owned subsidiary of Xcorporeal, or (ii) Xcorporeal would issue to us shares of its common stock in consideration of the assignment of the technology relating to our wearable artificial kidney and other medical devices. In connection with the Merger Agreement, also on September 1, 2006, we entered into a license agreement (the “License Agreement”) with Xcorporeal granting an exclusive license for ninety-nine years or until the expiration of our proprietary rights in the technology, if earlier, to all technology relating to our wearable artificial kidney and other medical devices. Under the terms of the agreements and in accordance with the intent of the agreements and the representations made to us, the License Agreement was not to remain effective after the failure of the merger or Xcorporeal’s issuance to us of its shares. Effective as of December 29, 2006, we had terminated the Merger Agreement and License Agreement and all transactions contemplated thereby due to Xcorporeal’s continuing, uncured and incurable breaches of the Merger Agreement and its fraudulent and other wrongful conduct related to the Merger Agreement, the License Agreement and certain related matters. Xcorporeal did not dispute the termination of the Merger Agreement, but has disputed our termination of the License Agreement, which Xcorporeal alleges to be in full force and effect. In accordance with the terms of the License Agreement, Xcorporeal is obligated to reimburse the Company for research and development expense and certain agreed-upon monthly expenses during the period from September 1, 2006 to the date of termination of the merger agreement. Xcorporeal reimbursed the Company for expenses amounting to $1,182,359 during 2006. As of March 31, 2007, no revenue has been recognized from the License Agreement and any amounts owed by Xcorporeal under the terms of the License Agreement have been fully reserved.
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
          The arbitration has set a February 11, 2008 hearing date for the arbitration. The Company expects that issues related to the status of the license agreement and the right to use the Company’s technology will be determined at that time.
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
Short Term Goals:
•	achieve a favorable outcome in the arbitration with Xcorporeal.

•	continue to pursue financing opportunities, including from our existing directors and shareholders.

•	continue the research and development of the Wearable Kidney.
Long Term Goals
•	recapitalize our company by selling equity securities.

•	introduce the first generation of the Wearable Kidney to the marketplace.
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
Going Concern and Liquidity
          For the past several years, the Company has experienced net operating losses, and as of March 31, 2007 has an accumulated deficit of $10,429,431 and a working capital deficiency (defined as current assets minus current liabilities) of $403,364. In addition, total liabilities exceed total assets by $330,161. Such deficiencies indicate the Company may not be able to meet its current obligations as they come due without additional financing or positive cash flow from operating activities.
Management has taken certain actions and is pursuing additional measures to support the Company’s immediate operating plan, including the following:
•	Conducted private placements in 2005 and 2006. The Company raised net proceeds of $551,248 relating to these offerings.

•	As described in Note 3 to the condensed consolidated financial statements, stockholders have loaned $547,633 to the Company. In 2006 and 2007, the Company has obtained funding for its working capital needs primarily through financings from its shareholders, officers and directors.

•	As described in Note 8 to the condensed consolidated financial statements, the Company discontinued the operations of the chronic and acute care dialysis clinic and sold substantially all of the clinic’s assets in exchange for $1,286,767 of cash, a $2,000,000 note receivable, and satisfaction of $131,000 of a stockholder note payable plus accrued interest thereon. The note receivable was paid-in-full by December 31, 2006. Subsequent to the sale of the dialysis clinic operations, the Company is focusing on the development of the wearable artificial kidney. Pending resolution of the arbitration proceedings described in Note 9 to the condensed consolidated financial statements, such development efforts have been limited principally to continued prosecution of the Company’s patent and other intellectual property rights.

•	The Company is currently negotiating reductions in amounts due its creditors. During 2006, the Company successfully negotiated approximately $173,000 of reductions in amounts due its creditors net of related costs.
These factors noted above raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively working on obtaining additional capital, either debt or equity. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Critical Accounting Policies
          The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, derivative liabilities, income taxes, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.
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
Results of Operations For the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006.
Discontinued Operations – Dialysis clinic:
          On May 31, 2006, Los Angeles Community Dialysis, Inc. (LACD) completed the sale of substantially all of its assets used in the chronic care dialysis clinic. On June 15, 2006, LACD completed the sale of the acute care dialysis unit. The assets sold included property and equipment with a net book value of $357,138 and inventory amounting to $47,165. The decision to sell the dialysis units was based on the determination that it would be in the best interest of the stockholders to focus principally on completion of the development and eventual commercial marketing of the wearable artificial kidney for dialysis and other medical applications. The assets used for patients suffering from chronic kidney failure were sold to Kidney Dialysis Center of West Los Angeles, LLC (KDC) pursuant to a purchase and sale agreement for $3,000,000. Of the purchase price, $1,000,000 was received at close, and $2,000,000 was to be paid pursuant to a promissory note which was paid-in-full as of December 31, 2006. In addition to the purchase price, at close, KDC contributed $253,000 towards pay-off of a loan secured by dialysis equipment, and paid $33,767 representing the cost of inventory. The acute care dialysis unit was sold to Dr. Victor Gura and Dr. Ronald Lang for $131,005. The purchase price was satisfied by the Company’s obligation to Dr. Victor Gura of the same amount. As a result of the sale of LACD’s assets, the Company accounted for the business of LACD as a discontinued operation for all periods presented in accordance with SFAS No. 144. Included in income from operations of the discontinued component on condensed consolidated statements of operations beginning in the quarter ended June 30, 2006 (unaudited) is $3,013,469 representing gain on disposal of assets as a result of the sale of LACD assets.
Continuing operations:
          Operating expenses for the three months ended March 31, 2007 decreased by 1.7% to $632,087 from $643,188 for the three months ended March 31, 2006. Total operating expenses include (i) selling, general and administrative expenses, and (ii) research and development expenses as follows:
          Selling, general and administrative expenses during the three months ended March 31, 2007 increased 95% to $632,087 from $323,558 during the three months ended March 31, 2006. This increase was primarily the result of an increase in accounting fees of approximately $54,000, and an increase in legal fees of approximately $258,000. Accounting fees increased due primarily to increased usage of consultants to meet the accounting needs and filing requirements of the Company. Legal fees increased due primarily to the arbitration with Xcorporeal and increased needs in connection with financing and reporting activities.
          The Company did not incur any research and development expenses during the three months ended March 31, 2007, but incurred $319,630 of research and development expenses during the three months ended March 31, 2006. During 2006, these expenses included: legal fees; payments to three independent consultants and three full time employees working on the project; expenses to conduct internal lab tests; and supplies and materials to construct a model of a wearable artificial kidney. Also, Dr. Gura devoted 80% of his time to the project during 2006 and 80% of his payroll expenses were allocated to research and development expenses. Pending resolution of the arbitration with Xcorporeal, Peizer and Gura, we have elected to suspend our research and development efforts with respect to the wearable artificial kidney and have no active business operations. However, we believe we will ultimately prevail on the merits of the arbitration and are continuing to prosecute our patents and are taking other steps to perfect our intellectual property rights.
          As a result of the foregoing and incurring interest expense totaling $164,518 on the debt described in the liquidity and capital resources section below during the three months ended March 31, 2007, we generated a net loss from continuing operations of $785,465 during the three months ended March 31, 2007 as compared to a net loss from continuing operations of $1,865,994 during the three months ended March 31, 2006. During the three months ended March 31, 2006, the Company incurred interest expense totaling $211,468 on the debt described in the liquidity and capital resources section below, and recognized a loss from change in the derivative liability of $1,009,441. Losses are expected until such time of resolution of the arbitration with Xcorporeal, Peizer and Gura, and commercial marketing of the wearable artificial kidney.
          As of March 31, 2007, we had net operating loss carryforwards totaling approximately $12,695,000 for federal tax purposes, expiring through 2026. The federal net operating loss carryforwards include $3,700,000, which are limited by IRC Section 1502; however, the annual effects of such limitations have not been determined. In addition, we had net operating loss carryforwards of approximately $6,150,000 for state tax purposes, which begin to expire in 2016.
Liquidity and Capital Resources
          Cash and cash equivalents were $1,601,205 as of March 31, 2007, as compared to $1,730,907 as of December 31, 2006. We believe that this cash will not be sufficient to fund our operations, including the arbitration proceedings with Xcorporeal, for at least the next twelve months. Therefore, we will seek funding from outside sources to meet our commitments. Historically we have been successful in securing cash through private placements of our common stock. But we cannon assure you that we will be successful in the future in obtaining any additional cash on terms favorable to us or at all. The failure to obtain such cash could have a material adverse effect on our financial condition and operations.
          Our cash flow needs for the three months ended March 31, 2007 were provided by 2006 activities. For the year ended December 31, 2006, our cash flow needs were primarily provided from operations of the chronic and acute care dialysis clinic, advances from shareholders, proceeds from the exercise of options and warrants, and the sale of common stock, proceeds from the sale of assets used in the chronic and acute care dialysis clinic, and reimbursement of expenses from Xcorporeal in accordance with the terms of the license agreement. We had a working capital deficit of $403,364 at March 31, 2007. We had working capital of $457,157 at December 31, 2006.
          At March 31, 2007, the ratio of current assets to current liabilities was 0.81 to 1.00 compared to 1.31 to 1.00 at December 31, 2006.
          In connection with the dialysis services provided in 2006, payments for services are provided primarily by third-party payors, rather than the patient receiving the dialysis services, including Medicare, Medi-Cal, commercial insurance companies and contracted hospitals for inpatient dialysis services. Payments for services not covered by third-party payors are provided by private funds of the patient, referred to as co-payments. Billed amounts are generally due within 45 days. Management assesses the financial strength of its patients and their third-party payors at least quarterly and, based upon factors surrounding their credit risk, contractual arrangements, and history of past write-offs and collections, establishes an allowance for uncollectible accounts. Management continuously monitors accounts receivable balances and maintains contact with third party payors and patients, particularly those with past due balances. Allowances are established for past due balances when considered necessary after evaluating the information obtained by management through its continuous monitoring. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired.
          As of March 31, 2007, we had borrowings in the aggregate amount of $509,462 net of a discount of $38,171, all of which was current. As of December 31, 2006, we had long-term borrowings in the aggregate amount of $366,092 net of a discount of $181,541, all of which was current. Long-term borrowings as of March 31, 2007 increased by $143,370 as compared with December 31, 2006 due to amortization of the loan discount.
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
          On April 25, 2006, the Company entered into a $600,000 uncollateralized convertible promissory note with a director, bearing interest at 8% per annum, payable on April 25, 2007. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company’s common stock at a conversion price of $0.32 per share at any time. The Company evaluated the convertible debenture in accordance with EITF Nos. 98-5 and 00-27, and it was determined that the embedded conversion option within the debenture is beneficial to the holder because the conversion price of $0.32 per share was lower than the market price on the commitment date. The intrinsic value of the conversion option was calculated to be $581,250 and has been recognized as a reduction to the carrying amount of the debenture and as additional paid-in capital. This reduction to the carrying amount of the debenture, or discount, is being amortized to interest expense on the straight-line method over the term of the convertible promissory note. For the three months ended March 31, 2007, the Company recognized $143,370 of amortized discount in interest expense.

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
Recently issued accounting pronouncements
          In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements, the board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This statement is effective for all financial instruments issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the effect of SFAS No. 157 on its financial position, operations or cash flows.
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
Item 3. Controls and Procedures
          Our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.
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

          The arbitration has set a February 11, 2008 hearing date for the arbitration. The Company expects that issues related to the status of the license agreement and the right to use the Company’s technology will be determined at that time.
Item 6. Exhibits
2.1	Agreement for Exchange of Stock dated May 11, 1996, by and among the Company, Los Angeles Community Dialysis, Inc., Victor Gura, M.D., Avraham H. Uncyk, M.D. and Ronald P. Lang, M.D. (1)

3.1	Restated Certificate of Incorporation (2)

3.2	Bylaws (2)

31.1	Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference herein to the Registrant’s Current Report on Form 8-K dated May 24, 1996.

(2)	Incorporated by reference herein to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1996.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL QUALITY CARE, INC.
Date: May 18, 2007	By:	/s/ ROBERT SNUKAL.
Robert Snukal
Chief Executive Officer and Director