Form 10QSB
period 2007-06-30
NATIONAL QUALITY CARE INC
filed 2007-08-14
CIK 872544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act). YES ☐ NO ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at July 31, 2007

Common Stock, $0.01 per share	54,191,252
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

National Quality Care, Inc.

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONAL QUALITY CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
as of June 30, 2007 and December 31, 2006

	June 30,
	2007	December 31,
	(unaudited)	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$667,820	$1,730,907
Accounts receivable – net of allowance for doubtful accounts of $235,000 in 2007 and 2006 – discontinued operations	9,215	14,715
Prepaid expenses and other assets	21,091	58,466
Prepaid expenses and other assets – discontinued operations	46,706	138,519

Total current assets	744,832	1,942,607

OTHER ASSETS
Technology rights, net of accumulated amortization of $28,012 in 2007 and $25,582 in 2006	71,988	74,418

Total Assets	$816,820	$2,017,025

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$786,327	$387,635
Accounts payable and accrued expenses – discontinued operations	166,292	100,759
Due to stockholders – discontinued operations	5,966	5,966
Debt, net of discount of $181,541 in 2006	—	366,092
Derivative Liability	137,498	624,998

Total current liabilities	1,096,083	1,485,450

CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 125,000,000 shares authorized; 54,191,252 shares issued and outstanding as of June 30, 2007 and 48,919,222 shares issued and outstanding as of December 31, 2006	541,913	489,192
Additional paid-in capital	10,993,043	9,650,780
Receivables from stockholders, net	(657,760)	(46,395)
Accumulated deficit	(11,156,459)	(9,562,002)

Total stockholders’ (deficit) equity	(279,263)	531,575

Total liabilities and stockholders’ (deficit) equity	$816,820	$2,017,025

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING EXPENSES
Selling, general and administrative, including share-based compensation of $71,320 and $73,643 for the three and six months ended June 30, 2007, respectively, and $12,063 and $2,424,476 for the three and six months ended June 30, 2006, respectively	$772,570	$3,144,130	$1,404,657	$3,486,938
Research and Development	—	445,024	—	745,404

Total Operating Expenses	772,570	3,589,154	1,404,657	4,232,342

Loss from operations	(772,570)	(3,589,154)	(1,404,657)	(4,232,342)

OTHER INCOME (EXPENSE)
Interest expense	(42,382)	(183,832)	(206,900)	(397,301)
Interest income	5,755	10,018	16,895	10,122
Loss from change in derivative liability	—	(1,687,740)	—	(2,697,181)
Other income (expense)	87,160	6,577	87,160	6,577

Total other income (expense)	50,533	(1,854,977)	(102,845)	(3,077,783)

Loss from continuing operations before taxes on income	(722,037)	(5,444,131)	(1,507,502)	(7,310,125)

TAXES ON INCOME	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(722,037)	(5,444,131)	(1,507,502)	(7,310,125)

Discontinued operations
Income (loss) from operations of the discontinued component	(4,991)	3,029,697	(86,955)	3,216,287
Taxes on income	—	—	—	—

Net gain (loss) on discontinued operations	(4,991)	3,029,697	(86,955)	3,216,287

NET LOSS	$(727,028)	$(2,414,434)	$(1,594,457)	$(4,093,838)

Earnings (Loss) per weighted average share of common stock outstanding – basic and diluted
From continuing operations	$(0.01)	$(0.14)	$(0.03)	$(0.19)
From discontinued operations	—	$0.08	—	$0.09

TOTAL BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.06)	$(0.03)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – Basic and Diluted	49,278,380	40,250,325	49,278,380	39,113,149

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Six months ended
	June 30,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Continuing operations
Loss from continuing operations	$(1,507,502)	$(7,310,125)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Amortization of guarantee fee	—	66,535
Amortization of technology rights	2,430	2,869
Amortization of loan discount	181,541	106,695
Interest from options grant	—	204,000
Stock-based compensation – consultant	2,280	1,000,000
Stock-based compensation – directors and employees	71,363	1,433,413
Amortization of deferred director compensation from options grant	—	3,126
Amortization of prepaid interest	13,050	—
Loss from change in derivative liabilities	—	2,697,181
Extinguished liabilities net of costs	—	(9,877)
Legal settlement satisfied by return of common stock	(87,160)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	23,592	(32,500)
Accounts payable and accrued expenses	398,695	203,116

Net cash used in continuing operations	(901,711)	(1,635,567)

Discontinued operations
Net (loss) gain on discontinued operations	(86,955)	3,216,287
Adjustments to reconcile net (loss) gain from discontinued operations to net cash (used in) provided by discontinued operating activities:
Depreciation and amortization	—	34,071
Provision for doubtful accounts	—	20,000
Gain on disposal of assets	—	(3,013,469)
Extinguished liabilities net of costs	—	(162,913)
Changes in discontinued operations operating assets and liabilities:
Accounts receivable	5,500	340,523
Supplies inventory	—	2,842
Prepaid expenses and other assets	91,813	(17,244)
Accounts payable and accrued expenses	65,532	(912,542)

Net cash provided by (used in) discontinued operations	75,890	(492,445)

Net cash used in operating activities	(825,821)	(2,128,012)

(Continued)
See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Six months ended
	June 30,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments on notes receivable from stockholders	3,367	18,341
Cash received from the disposal of assets – discontinued operations	—	1,286,767

Net cash provided by investing activities	3,367	1,305,108

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	307,000	43,750
Payment of offering costs	—	(8,225)
Exercise of stock options	—	17,100
Exercise of stock warrants	—	300,000
Advances from stockholders – discontinued operations	—	100,000
Proceeds from convertible notes payable – related parties - $1,000,000 for discontinued operations	—	1,650,000
Proceeds from notes payable – related parties	—	1,200,000
Repayment of long-term borrowings	(547,633)	—
Repayment of long-term borrowings – discontinued operations	—	(752,316)

Net cash (used in) provided by financing activities	(240,633)	2,550,309

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,063,087)	1,727,405

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,730,907	35,005

CASH AND CASH EQUIVALENTS – END OF PERIOD	$667,820	$1,762,410

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for
Interest	$59,048	$18,214

Income taxes	$2,400	$—

(Continued)
See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
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
(Continued)
See accompanying notes to condensed consolidated financial statements

NATIONAL QUALITY CARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED):
•	During the second quarter 2006, one of the Company’s officers and directors successfully negotiated settlements with various creditors that resulted in the extinguishment of $372,413 of long-term debt, and $21,940 of accounts payable. The officer and director was issued 443,126 shares of common stock at a market price of $0.50 per share on May 31, 2006 as compensation totaling $221,563. The extinguished debt and accounts payable totaled $172,790 net of the compensation cost and is included in other income on the statement of operations. Of the net amount, $9,877 is from continuing operations, and $162,913 is from discontinued operations.
     During the first six months of 2007, the Company entered into the following transactions:
•	The Company reclassified $487,500 of derivative liability as additional paid-in capital.

•	On June 22, 2007, the Company completed a private placement of an aggregate of 5,756,250 Units (the “Units”) at a purchase price of $0.16 per Unit for a total purchase price of $921,000. Of the purchase price, $307,000 was paid in cash, and $614,000 was recorded as notes receivable from stockholders. Each Unit consists of one share of common stock of the Company and one warrant to purchase one-half of a share of common stock of the Company at an exercise price of $0.16 per share.
See accompanying notes to condensed consolidated financial statements

NATIONAL QUALITY CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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
          On September 1, 2006, the Company entered into a merger agreement (the “Merger Agreement”) with Xcorporeal, Inc. (“Xcorporeal”) which contemplated that either (i) the Company would enter into a triangular merger in which the Company would become a wholly-owned subsidiary of Xcorporeal, or (ii) Xcorporeal would issue the Company shares of its common stock in consideration of the assignment of the technology relating to the Company’s wearable artificial kidney and other medical devices. In connection with the Merger Agreement, also on September 1, 2006, the Company entered into a license agreement (the “License Agreement”) with Xcorporeal granting an exclusive license for ninety-nine years or until the expiration of the Company’s proprietary rights in the technology, if earlier, to all technology relating to the Company’s wearable artificial kidney and other medical devices. Effective as of December 29, 2006, the Company had terminated the Merger Agreement and License Agreement and all transactions contemplated thereby. Xcorporeal consented to the termination of the Merger Agreement, but has disputed our termination of the License Agreement, which Xcorporeal alleges to be in full force and effect (See Note 10, litigation caption). In accordance with the terms of the License Agreement, Xcorporeal is obligated to reimburse the Company for research and development expenses and certain agreed-upon monthly expenses during the period from September 1, 2006 to the date of termination of the merger agreement. Xcorporeal reimbursed the Company for expenses amounting to $1,182,359 during 2006. As of June 30, 2007, no revenue has been recognized from the License Agreement and any amounts owed by Xcorporeal under the terms of the License Agreement have been fully reserved.
          Until May 31, 2006 when the operations of the clinic were discontinued following the sale of substantially all of its assets (See Note 9), the Company, through its subsidiary, Los Angeles Community Dialysis, Inc., the dialysis clinic located in Los Angeles, California, provided dialysis services for patients suffering from chronic kidney failure and for patients suffering acute kidney failure through a visiting nursing program contracted to several Los Angeles County hospitals. As a result of the sale, activities of the dialysis clinic operation business have been accounted for as discontinued operations. These results are presented as net amounts in the Condensed Consolidated Statements of Operations.
NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
          The accompanying unaudited interim consolidated financial statements represent the financial activity of National Quality Care, Inc. and its subsidiary. The consolidated financial statements for the three and six months ended June 30, 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information in the US and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal three and six months ended June 30, 2007 included herein. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Los Angeles Community Dialysis, Inc. All material inter-company accounts, transactions and profits have been eliminated in consolidation. The Company’s fiscal year ends on December 31 each year. The financial statements and notes are representations of the management and the Board of Directors who are responsible for their integrity and objectivity.
          The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.
Going concern and liquidity
          For the past several years, the Company has experienced net operating losses, and as of June 30, 2007 has an accumulated deficit of $11,156,459 and a working capital deficiency (defined as current assets minus current liabilities) of $351,251. In addition, total liabilities exceed total assets by $279,263. Such deficiencies indicate the Company may not be able to meet its current obligations as they come due without additional financing or positive cash flow from operating activities.
Management has taken certain actions and is pursuing additional measures to support the Company’s immediate operating plan, including the following:
•	As described in Note 4, the Company completed a private placement of its common stock on June 22, 2007. The Company raised $921,000 relating to this private placement, $307,000 of which has been received, and $614,000 of which is due throughout the remainder of 2007 pursuant to promissory notes receivable.

•	The Company conducted private placements in April 2005 and February 2006. The Company raised net proceeds of $551,248 relating to these offerings.

•	As described in Note 3, stockholders have loaned $650,000 to the Company. In 2006 and 2007, the Company has obtained funding for its working capital needs primarily through financings from its shareholders, officers and directors.

•	As described in Note 9, the Company discontinued the operations of the chronic and acute care dialysis clinic and sold substantially all of the clinic’s assets in exchange for $1,286,767 of cash, a $2,000,000 note receivable, and satisfaction of $131,000 of a stockholder note payable plus accrued interest thereon. The note receivable was paid-in-full by December 31, 2006. Subsequent to the sale of the dialysis clinic operations, the Company is focusing on the development of the wearable artificial kidney. Pending resolution of the arbitration proceedings described in Note 10, such development efforts have been limited principally to continued prosecution of the Company’s patent and other intellectual property rights.

•	The Company is currently negotiating reductions in amounts due its creditors. During 2006, the Company successfully negotiated approximately $173,000 of reductions in amounts due its creditors net of related costs.
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
Reclassifications
          Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.
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
Earnings (loss) per share
          The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants, and conversion of convertible debt, using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. For the three and six months ended June 30, 2007 and 2006, 9,258,125 and 13,991,720 potentially dilutive securities are excluded from the computation because they are anti-dilutive.
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
          On April 25, 2006, the Company entered into a $600,000 uncollateralized convertible promissory note with an officer and director, bearing interest at 8% per annum, payable on April 25, 2007. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company’s common stock at a conversion price of $0.32 per share at any time. The Company evaluated the convertible debenture in accordance with EITF No.s 98-5 and 00-27, and it was determined that the embedded conversion option within the debenture is beneficial to the holder because the conversion price of $0.32 per share was lower than the market price on the commitment date. The intrinsic value of the conversion option was calculated to be $581,250 and has been recognized as a reduction to the carrying amount of the debenture and as additional paid-in capital. This reduction to the carrying amount of the debenture, or discount, is being amortized to interest expense on the straight-line method over the term of the convertible promissory note. For the three and six months ended June 30, 2007, the Company recognized $38,171 and $181,541, respectively, of amortized discount in interest expense. The Company repaid this loan during April 2007.
NOTE 4
STOCKHOLDERS’ EQUITY
          On June 22, 2007, the Company completed a private placement of an aggregate of 5,756,250 Units (the “Units”) at a purchase price of $0.16 per Unit, for a total purchase price of $921,000. Each Unit consists of one share of common stock of the company and one warrant to purchase one-half of a share of common stock of the Company at an exercise price of $0.16 per share. The warrants are exercisable immediately upon issuance and expire upon the first to occur of (i) seven years following the date of issuance, (ii) the closing of a firmly underwritten public offering or (iii) upon a sale of the Company.
          The purchase price for the Units is payable one third in cash at closing, with the balance thereof satisfied through delivery of a promissory note. One half of the principal amount of each such promissory note, together with accrued and unpaid interest thereunder, is due and payable three months from the date thereof, and the remaining principal balance, together with accrued and unpaid interest thereunder, is due and payable six months from the date thereof. The unpaid principal amount under each promissory note bears interest at the rate of 4.84% per annum. As of June 30, 2007, these notes receivable from stockholders amounted to $614,000 and are classified in stockholders’ equity on the consolidated balance sheet. The Company accrued $733 of interest on these notes receivable during the three months ended June 30, 2007.
          The purchasers of the Units are: Robert M. Snukal, director and CEO, 5,625,000 Units; Jose Spiwak, director, 37,500 Units; The Leonardo Berezovsky Charitable Trust, 46,875 Units; and The Karen and Sonia Berezovsky Charitable Trust, 46,875 Units. Leonardo Berezovsky is the CFO and a director of the Company and trustee of The Leonardo Berezovsky Charitable Trust and The Karen and Sonia Berezovsky charitable Trust.
          The Company relied on an exemption from registration under the Securities Act of 1933, as amended (the “Act”), as set forth in Section 4(2) of the Act and Regulation D promulgated thereunder, as the issuance of the securities did not involve a public offering, the recipients acquired the securities for their own account and for investment purposes, the recipients were “accredited investors” as the term is defined under the Act, and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts were given.

          During the second quarter of 2007, the Company settled a dispute with a consultant whereby the consultant satisfied the terms of the settlement by returning 484,220 shares of the Company’s common stock with a fair market value of $87,160 on the date of the settlement.
NOTE 5
DERIVATIVE LIABILITY
          The Company has issued common stock with detachable warrants under private placement offerings and accounts for such securities in accordance with Emerging Issues Task Force (“EITF”) Issue Nos. 00-19 and 05-04, and Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”). In 2005 and 2006, certain common stock and warrants sold by the Company granted the holders mandatory registration rights which were contained in the terms governing the private placement offerings. The mandatory rights provision results in share settlement not being controlled by the Company, accordingly the shares of common stock and warrants qualify as derivative instruments in accordance with EITF 00-19. At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity.
          As of June 30, 2007 and December 31, 2006, the derivative liability is comprised of $137,498 and $624,998, respectively, representing an aggregate amount of proceeds received from the issuance of common stock under the private placement offerings. During the second quarter 2007, the Company began reclassification of the derivative liability to equity as the underlying mandatory registration rights for each purchase expire on the date on which the shares may be resold pursuant to an exemption under Rule 144(k) promulgated under the Securities Act. In accordance with Rule 144(k), holders may resell their shares beginning two years after purchase regardless of whether a registration statement has been filed. During the three months ended June 30, 2007, the Company reclassified $487,500 from derivative liability to additional paid-in capital. Of the $137,498 remaining derivative liability, $93,748, $18,750, and $25,000 is expected to be reclassified to additional paid-in capital at September 30, 2007, March 31, 2008, and June 30, 2008, respectively. A portion of this liability previously represented the fair value of warrants issued with common stock under the private placement offerings. However, the fair value of these warrants was determined to be zero at December 31, 2006 primarily due to the warrants expiring on March 31, 2007 and having an exercise price in excess of the stock price. Another portion of this liability previously represented the fair value of the excess of common shares required to settle all outstanding contracts as of each period end over the number of authorized but unissued shares at each period end. Outstanding contracts include stock options, warrants, and convertible notes payable. During the third quarter of 2006, the Company obtained an increase in the authorized number of common shares from 50,000,000 to 125,000,000 which eliminated the excess of common shares required to settle all outstanding contracts as of each period end over the number of authorized but unissued shares at each period end. The Company recognized a loss from change in derivative liability during the three and six months ended June 30, 2006 in the amount of $1,687,740 and $2,697,181, respectively.
          Components of the derivative liability are presented below for periods ending June 30, 2007 and December 31, 2006.

	June 30, 2007	December 31, 2006
Derivative Liability
Issuance of common stock under private placement during 2005	$93,748	$581,248
Issuance of common stock under private placement during three months ending March 31, 2006 at date of issuance	18,750	18,750
Issuance of common stock under similar terms as the private placement during three months ending June 30, 2006 at date of issuance	25,000	25,000

Total Derivative Liability	$137,498	$624,998

NOTE 6
SHARE-BASED COMPENSATION
          As of June 30, 2007, the Company has adopted 3 stock option plans for the benefit of officers, directors, employees, independent contractors and consultants of the Company. These plans include: (i) the 1998 Stock Option Plan, (ii) the 1996 Stock Option Plan, and (iii) the 1996 Employee Compensatory Stock Option Plan. In addition to these plans, the Company grants various other stock options and warrants directly to certain parties. The Company grants all such awards as incentive compensation to officers, directors, and employees, and as compensation for the services of independent contractors and consultants of the Company.
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

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
Expected dividend yield	0.00%	0.00%
Expected volatility	72% to 74%	73% to 81%
Average risk-free interest rate	4.59% to 4.80%	4.82% to 5.21%
Expected life (in years)	5.34 to 5.75	0.9 to 6.5
          During the three and six months ended June 30, 2007, $69,800 and $71,363, respectively, of director compensation cost has been charged against income from the grant of options. During the three and six months ended June 30, 2007, $1,520 and $2,280, respectively, of compensation to a consultant has been charged against income from the grant of options.
          As of June 30, 2007, there was approximately $77,600 of total unrecognized compensation cost related to nonvested share-based compensation arrangements with employees and directors. Of this amount, $71,300 is expected to be recognized throughout the remainder of 2007, and $6,300 is expected to be recognized throughout 2008.
          As of June 30, 2007, there was approximately $49,900 of total unrecognized compensation cost related to nonvested share-based compensation arrangements with third parties. Of this amount, $3,000, $6,100, and $800 is expected to be recognized throughout the remainder of 2007, and throughout 2008 and 2009, respectively, and $40,000 is expected to be recognized upon the Company obtaining government funding.
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
          On February 12, 2007, the Company issued options to purchase 50,000 shares of common stock to a consultant pursuant to the 1998 Stock Option Plan. The options vest over 2 years, have an exercise price of $0.36 per share, and expire in 10 years. The fair value of these options on the date of grant amounted to $12,123 and is being recognized on a straight-line basis over the requisite service period. The Company recorded consultant compensation of $1,520 and $2,280 relating to these options during the three and six months ended June 30, 2007, respectively.
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
          A summary of option activity relating to compensation to third parties for services as of June 30, 2007, and changes during the six months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining
Options relating to third		Average	Contractual	Aggregate
party compensation	Shares	Exercise Price	Term	Intrinsic Value
Outstanding at January 1, 2007	700,000	$0.11		$1,500
Granted	50,000	$0.36		—
Exercised	—	$—		—
Forfeited	(300,000)	$0.06		—
Converted	—	$—		—
Expired	—	$—		—
Canceled	—	$—		—

Outstanding at June 30, 2007	450,000	$0.17	3.14	$12,000

Exercisable at June 30, 2007	200,000	$.10	2.14	$12,000

          The weighted average grant date fair value of options relating to third party compensation granted during the six months ended June 30, 2007 was $0.24.
          A summary of the status of the Company’s nonvested option shares relating to third party compensation as of June 30, 2007, and changes during the six months then ended is presented below:

		Weighted-Average
Nonvested options relating to		Grant-Date
third party compensation	Shares	Fair Value
Nonvested at January 1, 2007	500,000	$0.17
Granted	50,000	$0.24
Vested	—	$—
Forfeited	(300,000)	$0.16
Expired	—	$—

Nonvested at June 30, 2007	250,000	$0.20

     As of June 30, 2007, there was approximately $49,900 of total unrecognized compensation cost related to nonvested share-based compensation arrangements with third parties. Of this amount, $3,000, $6,100, and $800 is expected to be recognized throughout the remainder of 2007, and throughout 2008 and 2009, respectively, and $40,000 is expected to be recognized upon the Company obtaining government funding.
          A summary of warrant activity relating to compensation to third parties for services as of June 30, 2007, and changes during the six months then ended is presented below:

Weighted-
Average
		Weighted-	Remaining
Warrants relating to		Average	Contractual	Aggregate
third party compensation	Shares	Exercise Price	Term	Intrinsic Value
Outstanding at January 1, 2007	150,000	$0.82		$—
Granted	—	$—		—
Exercised	—	$—		—
Forfeited	—	$—		—
Converted	—	$—		—
Expired	—	$—		—
Canceled	—	$—		—

Outstanding at June 30, 2007	150,000	$0.82	3.55	$—

Exercisable at June 30, 2007	150,000	$0.82	3.55	$—

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
          Following is the Company’s stock option activity relating to employee and director compensation during the six months ended June 30, 2007:
          On February 12, 2007, the Company issued options to purchase 50,000 shares of common stock to an officer and director due to partial vesting of an award granted February 12, 2003. The options have an exercise price of $0.07 per share and expire in 6 years. The fair value of these options on the date of grant amounted to $6,250 and is being recorded as director compensation (in selling, general and administrative expense) on the straight-line method throughout 2007. These options were not issued as part of any of the Company’s Stock Option Plans. Director compensation expense relating to this grant amounted to $1,563 and $3,126 for the three and six months ended June 30, 2007, respectively.
          On May 3, 2007, the Company issued options to purchase 850,000 shares of common stock to the directors and executive officers pursuant to the 1998 Stock Option Plan. The options vest 41.67% on the date of grant and the remainder in seven equal monthly installments commencing June 1, 2007, have an exercise price of $0.25 per share, and expire in 10 years. The fair value of these options on the date of grant amounted to $136,473 and is being recognized 41.67% on the date of grant and the remainder on a straight-line basis over the requisite service period.

The Company recorded director and executive compensation of $68,237 relating to these options during the three and six months ended June 30, 2007.
          Following is the Company’s stock option activity relating to employee and director compensation during the six months ended June 30, 2006:
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
          A summary of option activity relating to employee and director compensation as of June 30, 2007, and changes during the six months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining
Options relating to employee and		Average	Contractual	Aggregate
director compensation	Shares	Exercise Price	Term	Intrinsic Value
Outstanding at January 1, 2007	3,850,000	$0.65		$110,000
Granted	850,000	$0.25		—
Exercised	—	$—		—
Forfeited	(20,000)	$0.62		—
Converted	—	$—		—
Expired	(250,000)	$1.25		—
Canceled	—	$—		—

Outstanding at June 30, 2007	4,430,000	$0.54	8.61	$20,000

Exercisable at June 30, 2007	3,955,025	$0.58	8.56	$16,000

          A summary of the status of the Company’s nonvested option shares relating to employee and director compensation as of June 30, 2007, and changes during the six months then ended is presented below:

		Weighted-Average
		Grant-Date
Nonvested options relating to employee and director compensation	Shares	Fair Value
Nonvested at January 1, 2007	100,000	$0.13
Granted	850,000	$0.16
Vested	(475,023)	$0.16
Forfeited	—	$—

Nonvested at June 30, 2007	474,977	$0.16

          As of June 30, 2007, there was approximately $77,600 of total unrecognized compensation cost related to nonvested share-based compensation arrangements with employees and directors. Of this amount, $71,300 is expected to be recognized throughout the remainder of 2007, and $6,300 is expected to be recognized throughout 2008.
          A summary of option activity relating to interest expense from the grant of options to two directors in conjunction with advances made to the Company as of June 30, 2007, and changes during the six months then ended is presented below:

Weighted-
Average
		Weighted-	Remaining
Options relating to interest		Average	Contractual	Aggregate
expense to directors	Shares	Exercise Price	Term	Intrinsic Value
Outstanding at January 1, 2007	600,000	$0.52		$—
Granted	—	$—		—
Exercised	—	$—		—
Forfeited	—	$—		—
Converted	—	$—		—
Expired	—	$—		—
Canceled	—	$—		—

Outstanding at March 31, 2007	600,000	$0.52	8.93	$—

Exercisable at June 30, 2007	600,000	$0.52	8.93	$—

          All of these options were fully vested as of June 30, 2007.

NOTE 7
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
          Prior to the discontinued operations discussed in Note 9, the Company’s reportable operating segments included dialysis services and development of a wearable artificial kidney. The Company currently operates in one segment, the development of a wearable artificial kidney. The accounting policies of the operating segment are the same as those described in the summary of significant accounting policies.
NOTE 8
RELATED PARTY TRANSACTIONS
Receivables from Stockholders
          Note Receivable
          As of June 30, 2007 and December 31, 2006, the Company was owed $43,027 and $42,195, respectively, from an entity controlled by a former officer and shareholder of the Company. This note receivable is presented in the accompanying condensed consolidated balance sheet as an offset to stockholders’ equity. Interest earned on this note receivable amounted to $832 and $8,877 for the six months ended June 30, 2007 and 2006, respectively.
          Receivable
          As of December 31, 2006, the Company was owed $4,200 from a stockholder. This receivable is presented in the accompanying balance sheet as an offset to stockholders’ equity and was paid during March 2007.
          Subscription Receivables
          As of June 30, 2007, the Company was owed $614,733 from three stockholders who participated in the private placement as described in Note 4. These subscription receivables are presented in the accompanying balance sheet as an offset to stockholders’ equity. Interest earned on these subscription receivables amounted to $733 for the six months ended June 30, 2007.
Office Space
          The Company leased its corporate administrative offices through December 1, 2006 on a month-to-month basis from Medipace Medical Group, Inc., a company in which the Company’s former chief financial officer and current shareholder of the Company is a majority shareholder. Total rent paid by the Company for the six months ended June 30, 2006 amounted to $8,400. The Company relocated to its current offices in January, 2007.
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
Laboratory services
          Until the sale of the dialysis clinic (See Note 9), the Company obtained laboratory services from an entity controlled by a former officer and current shareholder of the Company. Laboratory service fees charged by the entity for the six months ended June 30, 2006 amounted to $24,533 and is included in cost of medical services within income from operations of the discontinued component.
Due to stockholders – discontinued operations
          As of June 30, 2007 and December 31, 2006, the Company owed $5,966 to one of its stockholders which is due on demand. No interest is charged on this advance.
Interest
          The Company incurs related party interest on several notes with stockholders that were outstanding during the years, the remainder of which are described in Note 3. As of June 30, 2007 and December 31, 2006, accrued expenses included $28,450 and $75,189 of accrued interest on related party notes payable, respectively. For the six months ended June 30, 2007 and 2006, interest expense included $206,268 and $354,634 of interest charged on the related party notes payable, respectively, $23,869 of which is reported in income from operations of the discontinued component for the six months ended June 30, 2006.
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
NOTE 9
DISCONTINUED OPERATIONS – DIALYSIS CLINIC
          On May 31, 2006, Los Angeles Community Dialysis, Inc. (LACD) completed the sale of substantially all of its assets used in the chronic care dialysis clinic. On June 15, 2006, LACD completed the sale of the acute care dialysis unit. The assets sold included property and equipment with a net book value of $357,138 and inventory amounting to $47,165. The decision to sell the dialysis units was based on the determination that it would be in the best interest of the stockholders to focus principally on completion of the development and eventual commercial marketing of the wearable artificial kidney for dialysis and other medical applications. The assets used for patients suffering from chronic kidney failure were sold to Kidney Dialysis Center of West Los Angeles, LLC (KDC) pursuant to a purchase and sale agreement for $3,000,000. Of the purchase price, $1,000,000 was received at close, and $2,000,000 was to be paid pursuant to a promissory note which was paid-in-full by December 31, 2006. In addition to the purchase price, at close, KDC contributed $253,000 towards pay-off of a loan secured by dialysis equipment, and paid $33,767 representing the cost of inventory. The acute care dialysis unit was sold to Dr. Victor Gura and Dr. Ronald Lang for $131,005. The purchase price was satisfied by the Company’s obligation to Dr. Victor Gura of the same amount. As a result of the sale of LACD’s assets, the Company accounted for the business of LACD as a discontinued operation for all periods presented in accordance with SFAS No. 144. Included in income from operations of the discontinued component on the condensed consolidated statements of operations for the three and six months ended June 30, 2006 (unaudited) is $3,013,469 representing gain on disposal of assets as a result of the sale of LACD assets.

NOTE 10
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
          Current Developments
          On September 1, 2006, we entered into a merger agreement (the “Merger Agreement”) with Xcorporeal, Inc. (“Xcorporeal”) which contemplated that either (i) we would enter into a triangular merger in which we would become a wholly-owned subsidiary of Xcorporeal, or (ii) Xcorporeal would issue to us shares of its common stock in consideration of the assignment of the technology relating to our wearable artificial kidney and other medical devices. In connection with the Merger Agreement, on September 1, 2006, we entered into a license agreement (the “License Agreement”) with Xcorporeal granting an exclusive license for ninety-nine years or until the expiration of our proprietary rights in the technology, if earlier, to all technology relating to our wearable artificial kidney and other medical devices. Under the terms of the agreements and in accordance with the intent of the agreements and the representations made to us, the License Agreement was not to remain effective after the failure of the merger or Xcorporeal’s issuance to us of its shares. Effective as of December 29, 2006, we had terminated the Merger Agreement and License Agreement and all transactions contemplated thereby due to Xcorporeal’s continuing, uncured and incurable breaches of the Merger Agreement and its fraudulent and other wrongful conduct related to the Merger Agreement, the License Agreement and certain related matters. Xcorporeal did not dispute the termination of the Merger Agreement, but has disputed our termination of the License Agreement, which Xcorporeal alleges to be in full force and effect. In accordance with the terms of the License Agreement, Xcorporeal is obligated to reimburse the Company for research and development expense and certain agreed-upon monthly expenses during the period from September 1, 2006 to the date of termination of the merger agreement. Xcorporeal reimbursed the Company for expenses amounting to $1,182,359 during 2006. As of June 30, 2007, no revenue has been recognized from the License Agreement and any amounts owed by Xcorporeal under the terms of the License Agreement have been fully reserved.
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
Going Concern and Liquidity
          For the past several years, the Company has experienced net operating losses, and as of June 30, 2007 has an accumulated deficit of $11,156,459 and a working capital deficiency (defined as current assets minus current liabilities) of $351,251. In addition, total liabilities exceed total assets by $279,263. Such deficiencies indicate the Company may not be able to meet its current obligations as they come due without additional financing or positive cash flow from operating activities.
Management has taken certain actions and is pursuing additional measures to support the Company’s immediate operating plan, including the following:
•	As described in Note 4 to the condensed consolidated financial statements, the Company completed a private placement on June 22, 2007. The Company raised $921,000 relating to this private placement, $307,000 of which has been received, and $614,000 of which is due throughout the remainder of 2007 pursuant to promissory notes receivable.

•	Conducted private placements in 2005 and 2006. The Company raised net proceeds of $551,248 relating to these offerings.

•	As described in Note 3 to the condensed consolidated financial statements, stockholders have loaned $650,000 to the Company. In 2006 and 2007, the Company has obtained funding for its working capital needs primarily through financings from its shareholders, officers and directors.

•	As described in Note 9 to the condensed consolidated financial statements, the Company discontinued the operations of the chronic and acute care dialysis clinic and sold substantially all of the clinic’s assets in exchange for $1,286,767 of cash, a $2,000,000 note receivable, and satisfaction of $131,000 of a stockholder note payable plus accrued interest thereon. The note receivable was paid-in-full by December 31, 2006. Subsequent to the sale of the dialysis clinic operations, the Company is focusing on the development of the wearable artificial kidney. Pending resolution of the arbitration proceedings described in Note 10 to the condensed consolidated financial statements, such development efforts have been limited principally to continued prosecution of the Company’s patent and other intellectual property rights.

•	The Company is currently negotiating reductions in amounts due its creditors. During 2006, the Company successfully negotiated approximately $173,000 of reductions in amounts due its creditors net of related costs.
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
Results of Operations For the Three Months and Six Months Ended June 30, 2007 Compared to the Three Months and Six Months Ended June 30, 2006.
Continuing operations:
          Operating expenses for the three months ended June 30, 2007 decreased by 78% to $772,570 from $3,589,154 for the three months ended June 30, 2006. For the six months ended June 30, 2007, operating expenses decreased by 67% to $1,404,657 from $4,232,342 for the six months ended June 30, 2006. Total operating expenses include (i) selling, general and administrative expenses, and (ii) research and development expenses as follows:
          Selling, general and administrative expenses during the three months ended June 30, 2007 decreased by 75% to $772,570 from $3,144,130 during the three months ended June 30, 2006. For the six months ended June 30, 2007, selling, general and administrative expenses decreased by 60% to $1,404,657 from $3,486,938 for the six months ended June 30, 2006. This net decrease was primarily the result of the Company incurring $1,000,000 of non-cash compensation to a consultant during 2006 from the issuance of common stock, the Company incurring $1,436,539 of non-cash director and employee compensation from the grant of options during 2006 compared to $71,363 of non-cash director and officer compensation from the grant of options during 2007, the accrual of $262,500 of salaries to two directors and officers during 2006 who are being compensated through option grants during 2007, the Company incurring $38,500 in officer’s salaries during 2006 relating to the former chief financial officer, and an increase in legal fees of approximately $600,000. Legal fees increased due primarily to the arbitration with Xcorporeal and increased needs in connection with financing and reporting activities.
          The Company did not incur any research and development expenses during the three and six months ended June 30, 2007, but incurred $445,024 and $745,404 of research and development expenses during the three and six months ended June 30, 2006, respectively. During 2006, these expenses included: legal fees; payments to three independent consultants and three full time employees working on the project; expenses to conduct internal lab tests; and supplies and materials to construct a model of a wearable artificial kidney. Also, Dr. Gura devoted 80% of his time to the project during 2006 and 80% of his payroll expenses were allocated to research and development expenses. Pending resolution of the arbitration with Xcorporeal, Peizer and Gura, we have elected to suspend our research and development efforts with respect to the wearable artificial kidney and have no active business operations. However, we believe we will ultimately prevail on the merits of the arbitration and are continuing to prosecute our patents and are taking other steps to perfect our intellectual property rights.
          As a result of the foregoing, incurring interest expense totaling $42,382 and $206,900 on the debt described in the liquidity and capital resources section below during the three and six months ended June 30, 2007, and receiving other income from a legal settlement of $87,160 during the three months ended June 30, 2007, we generated a net loss from continuing operations of $722,037 and $1,507,502 during the three and months ended June 30, 2007, respectively, as compared to a net loss from continuing operations of $5,444,131 and $7,310,125 during the three and six months ended June 30, 2006, respectively. During the three and six months ended June 30, 2006, the Company incurred interest expense totaling $183,832 and $397,301, respectively, on the debt described in the liquidity and capital resources section below, and recognized a loss from change in the derivative liability of $1,687,740 and $2,697,181, respectively. Losses are expected until such time of resolution of the arbitration with Xcorporeal, Peizer and Gura, and commercial marketing of the wearable artificial kidney.
          As of June 30, 2007, we had net operating loss carryforwards totaling approximately $13,317,000 for federal tax purposes, expiring through 2026. The federal net operating loss carryforwards include $3,700,000, which are limited by IRC Section 1502; however, the annual effects of such limitations have not been determined. In addition, we had net operating loss carryforwards of approximately $6,772,000 for state tax purposes, which begin to expire in 2016.
     Discontinued Operations – Dialysis clinic:
          On May 31, 2006, Los Angeles Community Dialysis, Inc. (LACD) completed the sale of substantially all of its assets used in the chronic care dialysis clinic. On June 15, 2006, LACD completed the sale of the acute care dialysis unit. The assets sold included property and equipment with a net book value of $357,138 and inventory amounting to $47,165. The decision to sell the dialysis units was based on the determination that it would be in the best interest of the stockholders to focus principally on completion of the development and eventual commercial marketing of the wearable artificial kidney for dialysis and other medical applications. The assets used for patients suffering from chronic kidney failure were sold to Kidney Dialysis Center of West Los Angeles, LLC (KDC) pursuant to a purchase and sale agreement for $3,000,000. Of the purchase price, $1,000,000 was received at close, and $2,000,000 was to be paid pursuant to a promissory note which was paid-in-full as of December 31, 2006. In addition to the purchase price, at close, KDC contributed $253,000 towards pay-off of a loan secured by dialysis equipment, and paid $33,767 representing the cost of inventory. The acute care dialysis unit was sold to Dr. Victor Gura and Dr. Ronald Lang for $131,005. The purchase price was satisfied by the Company’s obligation to Dr. Victor Gura of the same amount. As a result of the sale of LACD’s assets, the Company accounted for the business of LACD as a discontinued operation for all periods presented in accordance with SFAS No. 144. Included in income from operations of the discontinued component on the condensed consolidated statements of operations for the three and six months ended June 30, 2006 (unaudited) is $3,013,469 representing gain on disposal of assets as a result of the sale of LACD assets.
Liquidity and Capital Resources
          Cash and cash equivalents were $667,820 as of June 30, 2007, as compared to $1,730,907 as of December 31, 2006. We believe that this cash will not be sufficient to fund our operations, including the arbitration proceedings with Xcorporeal, for at least the next twelve months. Therefore, we will seek funding from outside sources to meet our commitments. Historically we have been successful in securing cash through private placements of our common stock. But we cannot assure you that we will be successful in the future in obtaining any additional cash on terms favorable to us or at all. The failure to obtain such cash could have a material adverse effect on our financial condition and operations.
          Our cash flow needs for the six months ended June 30, 2007 were provided by 2006 activities and the sale of common stock under a private placement to certain officers and directors and their affiliates. For the year ended December 31, 2006, our cash flow needs were primarily provided from operations of the chronic and acute care dialysis clinic, advances from shareholders, proceeds from the exercise of options and warrants, and the sale of common stock, proceeds from the sale of assets used in the chronic and acute care dialysis clinic, and reimbursement of expenses from Xcorporeal in accordance with the terms of the license agreement. We had a working capital deficit of $351,251 at June 30, 2007. We had working capital of $457,157 at December 31, 2006.
          At June 30, 2007, the ratio of current assets to current liabilities was 0.68 to 1.00 compared to 1.31 to 1.00 at December 31, 2006.
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
          As of December 31, 2006, we had long-term borrowings in the aggregate amount of $366,092 net of a discount of $181,541, all of which was current. The Company repaid these borrowings during April 2007.
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
          On April 25, 2006, the Company entered into a $600,000 uncollateralized convertible promissory note with a director, bearing interest at 8% per annum, payable on April 25, 2007. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company’s common stock at a conversion price of $0.32 per share at any time. The Company evaluated the convertible debenture in accordance with EITF Nos. 98-5 and 00-27, and it was determined that the embedded conversion option within the debenture is beneficial to the holder because the conversion price of $0.32 per share was lower than the market price on the commitment date. The intrinsic value of the conversion option was calculated to be $581,250 and has been recognized as a reduction to the carrying amount of the debenture and as additional paid-in capital. This reduction to the carrying amount of the debenture, or discount, is being amortized to interest expense on the straight-line method over the term of the convertible promissory note. For the six months ended June 30, 2007, the Company recognized $181,541 of amortized discount in interest expense. The Company repaid this loan during April 2007.

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
Item 3. Controls and Procedures
          Our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.
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
Item 6. Exhibits
2.1	Agreement for Exchange of Stock dated May 11, 1996, by and among the Company, Los Angeles Community Dialysis, Inc., Victor Gura, M.D., Avraham H. Uncyk, M.D. and Ronald P. Lang, M.D. (1)

3.1	Restated Certificate of Incorporation (2)

3.2	Bylaws (2)

10.1	Form of Subscription Agreement (3)

10.2	Form of Promissory Note (3)

10.3	Form of Warrant (3)

31.1	Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference herein to the Registrant’s Current Report on Form 8-K dated May 24, 1996.

(2)	Incorporated by reference herein to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1996.

(3)	Incorporated by reference herein to the Registrant’s Current Report on Form 8-K dated June 22, 2007.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL QUALITY CARE, INC.
Date: August 14, 2007	By:	/s/ ROBERT SNUKAL
Robert Snukal
Chief Executive Officer and Director