Form 10QSB
period 2007-09-30
NATIONAL QUALITY CARE INC
filed 2007-11-13
CIK 872544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission file number: 000-19031
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
YES  X  NO
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act). YES       NO  X
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at October 31, 2007
Common Stock, $0.01 per share	54,191,252
Transitional Small Business Disclosure Format (Check one): Yes       NO  X

National Quality Care, Inc.

PART I    FINANCIAL INFORMATION
Item 1.  Financial Statements
NATIONAL QUALITY CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
as of September 30, 2007 and December 31, 2006

	September 30,
	2007	December 31,
	(unaudited)	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 65,599	$ 1,730,907
Accounts receivable – net of allowance for doubtful accounts of $235,000 in 2006 – discontinued operations	5,500	14,715
Prepaid expenses and other assets	44,925	58,466
Prepaid expenses and other assets – discontinued operations	38,903	138,519

Total current assets	154,927	1,942,607

OTHER ASSETS
Technology rights, net of accumulated amortization of $29,227 in 2007 and $25,582 in 2006	70,773	74,418

Total Assets	$ 225,700	$ 2,017,025

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 942,697	$ 387,635
Accounts payable and accrued expenses – discontinued operations	74,231	100,759
Due to stockholders – discontinued operations	5,966	5,966
Debt, net of discount of $181,541 in 2006	-	366,092
Derivative Liability	43,750	624,998

Total current liabilities	1,066,644	1,485,450

CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)/EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value, 125,000,000 shares authorized; 54,191,252 shares issued and outstanding as of September 30, 2007 and 48,919,222 shares issued and outstanding as of December 31, 2006	541,913	489,192
Additional paid-in capital	11,125,174	9,650,780
Receivables from stockholders, net	(665,250)	(46,395)
Accumulated deficit	(11,842,781)	(9,562,002)

Total stockholders’ (deficit) equity	(840,944)	531,575

Total liabilities and stockholders’ (deficit) equity	$ 225,700	$ 2,017,025

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING EXPENSES
General and administrative, including share-based compensation of $38,382 and $112,025 for the three and nine months ended September 30, 2007, respectively, and $124,309 and $2,560,848 for the three and nine months ended September 30, 2006, respectively
	$ 784,023	$ 613,848	$ 2,188,680	$ 4,099,740
Research and Development	-	688,037	-	1,433,442

Total Operating Expenses	784,023	1,301,885	2,188,680	5,533,182

Loss from operations	(784,023)	(1,301,885)	(2,188,680)	(5,533,182)

OTHER INCOME (EXPENSE)
Interest expense	(94)	(232,565)	(206,994)	(629,866)
Interest income	6,876	24,971	23,771	35,093
Gain (loss) from change in derivative liability	-	3,479,583	-	782,402
Other income (expense)	55,016	(1,445)	142,176	5,132

Total other income (expense)	61,798	3,270,544	(41,047)	192,761

Income (loss) from continuing operations before taxes on income	(722,225)	1,968,659	(2,229,727)	(5,340,421)

TAXES ON INCOME	-	-	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(722,225)	1,968,659	(2,229,727)	(5,340,421)

Discontinued operations
Income (loss) from operations of the discontinued component, including gain on disposal of $3,013,469 in 2006	35,904	(123,167)	(51,051)	3,092,120
Taxes on income	-	-	-	-

Net gain (loss) on discontinued operations	35,904	(123,167)	(51,051)	3,092,120

NET INCOME (LOSS)	$ (686,321)	$ 1,845,492	$ (2,280,778)	$ (2,248,301)

(Continued)
See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (CONTINUED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Earnings (Loss) per weighted average share of common stock outstanding - basic
From continuing operations	$(0.01)	$0.04	$(0.04)	$(0.13)
From discontinued operations	-	-	-	$0.08

TOTAL BASIC EARNINGS (LOSS) PER SHARE	$(0.01)	$0.04	$(0.04)	$(0.05)

Earnings (Loss) per weighted average share of common stock outstanding - diluted
From continuing operations	$(0.01)	$0.04	$(0.04)	$(0.13)
From discontinued operations	-	-	-	0.08

TOTAL DILUTED EARNINGS (LOSS) PER SHARE	$(0.01)	$0.04	$(0.04)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	50,916,004	47,436,703	50,916,004	41,780,290

Diluted	50,916,004	50,623,532	50,916,004	41,780,290

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Nine months ended
	September 30,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Continuing operations
Loss from continuing operations	$(2,229,727)	$(5,340,421)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Amortization of guarantee fee	-	66,535
Amortization of technology rights	3,645	4,522
Amortization of loan discount	181,541	253,202
Interest from options grant	-	204,000
Stock-based compensation — consultant	4,980	1,000,000
Stock-based compensation — directors and employees	107,045	1,556,159
Amortization of deferred director compensation from options grant	-	4,689
Amortization of prepaid interest	13,050	67,516
Gain from change in derivative liabilities	-	(782,402)
Extinguished liabilities net of costs	-	(9,877)
Legal settlement satisfied by return of common stock	(87,160)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(7,732)	(46,171)
Accounts payable and accrued expenses	555,064	333,124

Net cash used in continuing operations	(1,459,294)	(2,689,124)

Discontinued operations
Net (loss) gain on discontinued operations	(51,051)	3,092,120
Adjustments to reconcile net (loss) gain from discontinued operations to net cash (used in) provided by discontinued operating activities:
Depreciation and amortization	-	34,071
Provision for doubtful accounts	-	63,000
Gain on disposal of assets	-	(3,013,469)
Extinguished liabilities net of costs	-	(162,913)
Changes in discontinued operations operating assets and liabilities:
Accounts receivable	9,215	537,626
Supplies inventory	-	2,842
Prepaid expenses and other assets	99,616	8,169
Accounts payable and accrued expenses	(26,528)	(1,072,867)

Net cash provided by (used in) discontinued operations	31,252	(511,421)

Net cash used in operating activities	(1,428,042)	(3,200,545)

(Continued)
See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Nine months ended
	September 30,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES
Payment on note receivable	-	1,000,000
Payments on notes receivable from stockholders	3,367	27,280
Cash received from the disposal of assets — discontinued operations	-	1,286,767

Net cash provided by investing activities	3,367	2,314,047

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	307,000	44,750
Payment of offering costs	-	(8,225)
Exercise of stock options	-	145,522
Exercise of stock warrants	-	300,000
Advances from stockholders — discontinued operations	-	100,000
Repayment of advances from stockholders — discontinued operations	-	(100,000)
Proceeds from convertible notes payable — related parties - $1,000,000 for discontinued operations	-	1,650,000
Proceeds from notes payable — related parties	-	1,200,000
Repayment of long-term borrowings	(547,633)	(102,367)
Repayment of long-term borrowings — discontinued operations	-	(1,852,316)

Net cash (used in) provided by financing activities	(240,633)	1,377,364

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,665,308)	490,866

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	1,730,907	35,005

CASH AND CASH EQUIVALENTS — END OF PERIOD	$65,599	$525,871

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for
Interest	$59,142	$18,214

Income taxes	$4,800	$2,400

(Continued)
See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     During the first nine months of 2006, the Company entered into the following transactions:
•	The Company reclassified $43,750 of additional paid-in capital as a derivative liability.

•	The Company converted $100,000 of amounts due to an officer and director at December 31, 2005 to convertible notes payable on March 27, 2006.

•	The Company converted $300,000 of accounts payable at December 31, 2005 to a note payable on February 3, 2006.

•	The Company issued 600,000 options on March 4, 2006 to 2 directors, one of which is an officer. The options vested immediately and were issued in conjunction with advances made to the Company by the directors during 2005 and the first quarter of 2006. These advances were due on demand. The fair value of these options on the date of grant amounted to $204,000 and was recorded to interest expense.

•	The Company issued 150,000 warrants on January 15, 2006 to a consultant for private placement offering costs. The fair value of these warrants on the date of grant amounted to $57,500 and was recorded as offering costs in the equity section of the balance sheet.

•	On May 31, 2006, the Company completed the sale of substantially all of its assets used in the chronic care dialysis clinic. On June 15, 2006, the Company completed the sale of the acute care dialysis unit. Property and equipment with a net book value of $357,138 and inventory amounting to $47,165 were sold for $3,417,772 resulting in a gain on disposal of $3,013,469. A summary of cash received from the disposal of assets is as follows:

$3,417,772	Gross sale proceeds
(2,000,000)	Less amount representing note receivable
(131,005)	Less amount satisfied by existing loan payable to purchaser including unpaid accrued interest

$1,286,767	Cash received from the disposal of assets

•	On April 25, 2006, the Company entered into a $600,000 uncollateralized convertible promissory note with an officer and director and recorded a discount for a beneficial conversion feature of $581,250. For the three and nine months ended September 30, 2006, the Company recognized $146,507 and $253,202, respectively, of amortized discount in interest expense. For the nine months ended September 30, 2007, the Company recognized $181,541 of amortized discount in interest expense.
(Continued)
     See accompanying notes to condensed consolidated financial statements

NATIONAL QUALITY CARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED):
•	During the second quarter 2006, one of the Company’s officers and directors successfully negotiated settlements with various creditors that resulted in the extinguishment of $372,413 of long-term debt, and $21,940 of accounts payable. The officer and director was issued 443,126 shares of common stock at a market price of $0.50 per share on May 31, 2006 as compensation totaling $221,563. The extinguished debt and accounts payable totaled $172,790 net of the compensation cost and is included in other income on the statement of operations. Of the net amount, $9,877 is from continuing operations, and $162,913 is from discontinued operations.

•	During July 2006, the Company issued 200,000 shares of common stock to the former CFO and Chief Scientific Officer as a bonus. The fair market value of the common stock on the date of issuance amounted to $112,000 and was recorded to compensation expense.

•	During July 2006, the Company issued 4,000,000 shares of common stock to directors, one of whom is an officer, at a fair market value of $0.30 per share, or $1,200,000. The directors purchased the shares using debt of the same amount owed them by the Company.

•	During July 2006, the Company issued 364,584 shares of common stock to two directors, one of whom is an officer, for purchasing convertible debt. The fair market value of the common stock on the date of issuance amounted to $91,146 and was recorded as prepaid interest which is being amortized to interest expense over the life of the related convertible debt.

•	During July 2006, the Company issued 10,000 shares of common stock to an employee at $0.10 per share, or $1,000, in exchange for services. The fair market value of the common stock on the date of issuance amounted to $2,500. The difference between the amount paid and the fair market value of the common stock amounted to $1,500 and was recorded to compensation expense.

•	During August 2006, the Company issued 530,303 shares of common stock to an officer and director at $0.33 per share, or $175,000. The director purchased the shares using a bonus payable of the same amount owed the director by the Company.
     During the first nine months of 2007, the Company entered into the following transactions:
•	The Company reclassified $581,250 of derivative liability as additional paid-in capital.

•	On June 22, 2007, the Company completed a private placement of an aggregate of 5,756,250 Units (the “Units”) at a purchase price of $0.16 per Unit for a total purchase price of $921,000. Of the purchase price, $307,000 was paid in cash, and $614,000 was recorded as notes receivable from stockholders. Each Unit consists of one share of common stock of the Company and one warrant to purchase one-half of a share of common stock of the Company at an exercise price of $0.16 per share.
See accompanying notes to condensed consolidated financial statements

NATIONAL QUALITY CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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
          On September 1, 2006, the Company entered into a merger agreement (the “Merger Agreement”) with Xcorporeal, Inc. (“Xcorporeal”) which contemplated that either (i) the Company would enter into a triangular merger in which the Company would become a wholly-owned subsidiary of Xcorporeal, or (ii) Xcorporeal would issue the Company shares of its common stock in consideration of the assignment of the technology relating to the Company’s wearable artificial kidney and other medical devices. In connection with the Merger Agreement, also on September 1, 2006, the Company entered into a license agreement (the “License Agreement”) with Xcorporeal granting an exclusive license for ninety-nine years or until the expiration of the Company’s proprietary rights in the technology, if earlier, to all technology relating to the Company’s wearable artificial kidney and other medical devices. Effective as of December 29, 2006, the Company terminated the Merger Agreement and License Agreement and all transactions contemplated thereby. Xcorporeal consented to the termination of the Merger Agreement, but has disputed our termination of the License Agreement, which Xcorporeal alleges to be in full force and effect (See Note 10, litigation caption). In accordance with the terms of the License Agreement, Xcorporeal was obligated to reimburse the Company for research and development expenses and certain agreed-upon monthly expenses during the period from September 1, 2006 to the date of termination of the merger agreement. Xcorporeal reimbursed the Company for expenses amounting to $1,182,359 during 2006. As of September 30, 2007, no revenue has been recognized from the License Agreement and any amounts owed by Xcorporeal under the terms of the License Agreement have been fully reserved.
     Pending resolution of the arbitration with Xcorporeal, Peizer and Gura (See Note 10, litigation caption), we have elected to suspend our research and development efforts with respect to the wearable artificial kidney and have no active business operations. However, we believe we will ultimately prevail on the merits of the arbitration and are continuing to prosecute our patents and are taking other steps to protect and perfect our intellectual property rights.
          Until May 31, 2006, the Company (through its subsidiary, Los Angeles Community Dialysis, Inc.) operated a dialysis clinic located in Los Angeles, California. In addition, until June 15, 2006, the Company provided dialysis services for patients suffering from acute kidney failure through a visiting nursing program contracted to several Los Angeles County hospitals. The assets of both the clinic and the acute care unit were sold to third parties (see Note 9), as a result of which, such activities have been accounted for as discontinued operations. These results are presented as net amounts in the Condensed Consolidated Statements of Operations.

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
          The accompanying unaudited interim consolidated financial statements represent the financial activity of National Quality Care, Inc. and its subsidiary. The consolidated financial statements for the three and nine months ended September 30, 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information in the US and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal three and nine months ended September 30, 2007 included herein. The consolidated financial statements at September 30, 2007 include the accounts of the Company and its wholly owned subsidiary, Los Angeles Community Dialysis, Inc. All material inter-company accounts, transactions and profits have been eliminated in consolidation. The Company’s fiscal year ends on December 31 each year.
          The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.
Going concern and liquidity
          For the past several years, the Company has experienced net operating losses, and as of September 30, 2007 has an accumulated deficit of $11,842,781 and a working capital deficiency (defined as current assets minus current liabilities) of $911,717. In addition, total liabilities exceed total assets by $840,944. Such deficiencies indicate the Company may not be able to meet its current obligations as they come due without additional financing or positive cash flow from operating activities. Accordingly, our auditors in their report on our December 31, 2006 consolidated financial statements (included in our 2006 Annual Report on Form 10-KSB) have stated that these conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
          In addition, we believe we have sufficient cash only to fund our current level of operating expenses through December 2007. Management is actively working on obtaining additional capital, either debt or equity. In 2006 and 2007, the Company has obtained funding for its working capital needs primarily through financings from its shareholders, officers and directors. In addition, the Company is currently negotiating reductions in amounts due its creditors.
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
Share-based compensation
          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which revised SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. SFAS 123R requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, the Company (1) did not restate any prior periods; (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the Company’s SFAS 123 pro-forma disclosures; and (3) is applying SFAS 123R to new awards and to awards modified, repurchased, or cancelled after the effective date. The Company recognizes the fair value of stock-based compensation awards in general and administrative expense, and research and development expense in the condensed consolidated statement of operations on a straight line basis over the requisite service periods, or, for awards with performance conditions, when the performance condition is met.
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
Earnings (loss) per share
          The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants, and conversion of convertible debt, using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. For the nine months ended September 30, 2007 and 2006, 9,198,125 and 13,883,334 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

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
          On April 25, 2006, the Company entered into a $600,000 uncollateralized convertible promissory note with an officer and director, bearing interest at 8% per annum, payable on April 25, 2007. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company’s common stock at a conversion price of $0.32 per share at any time. The Company evaluated the convertible debenture in accordance with EITF No.s 98-5 and 00-27, and it was determined that the embedded conversion option within the debenture is beneficial to the holder because the conversion price of $0.32 per share was lower than the market price on the commitment date. The intrinsic value of the conversion option was calculated to be $581,250 and has been recognized as a reduction to the carrying amount of the debenture and as additional paid-in capital. This reduction to the carrying amount of the debenture, or discount, is being amortized to interest expense on the straight-line method over the term of the convertible promissory note. For the nine months ended September 30, 2007, the Company recognized $181,541 of amortized discount in interest expense. The Company repaid this loan during April 2007.

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
          The purchase price for the Units was paid one third in cash at closing, with the balance thereof satisfied through delivery of a promissory note. One half of the principal amount of each such promissory note, together with accrued and unpaid interest thereunder, is due and payable September 22, 2007, and the remaining principal balance, together with accrued and unpaid interest thereunder, is due and payable December 22, 2007. The unpaid principal amount under each promissory note bears interest at the rate of 4.84% per annum. As of September 30, 2007, these notes receivable from stockholders amounted to $614,000 and are classified in stockholders’ equity on the consolidated balance sheet. The principal amounts due in September 2007 were received during October 2007. The Company accrued $7,490 and $8,223 of interest on these notes receivable during the three and nine months ended September 30, 2007, respectively.
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
          As of September 30, 2007 and December 31, 2006, the derivative liability is comprised of $43,750 and $624,998, respectively, representing an aggregate amount of proceeds received from the issuance of common stock under the private placement offerings. During the second quarter 2007, the Company began reclassification of the derivative liability to equity as the underlying mandatory registration rights for each purchase expire on the date on which the shares may be resold pursuant to an exemption under Rule 144(k) promulgated under the Securities Act. In accordance with Rule 144(k), holders may resell their shares beginning two years after purchase regardless of whether a registration statement has been filed. During the three and nine months ended September 30, 2007, the

Company reclassified $93,750 and $581,250, respectively, from derivative liability to additional paid-in capital. Of the $43,750 remaining derivative liability, $18,750, and $25,000 is expected to be reclassified to additional paid-in capital at March 31, 2008, and June 30, 2008, respectively. A portion of this liability previously represented the fair value of warrants issued with common stock under the private placement offerings. However, the fair value of these warrants was determined to be zero at December 31, 2006 primarily due to the warrants expiring on March 31, 2007 and having an exercise price in excess of the stock price. Another portion of this liability previously represented the fair value of the excess of common shares required to settle all outstanding contracts as of each period end over the number of authorized but unissued shares at each period end. Outstanding contracts include stock options, warrants, and convertible notes payable. During the third quarter of 2006, the Company increased the authorized number of common shares from 50,000,000 to 125,000,000 which eliminated the excess of common shares required to settle all outstanding contracts as of each period end over the number of authorized but unissued shares at each period end. The Company recognized a gain from change in derivative liability during the three and nine months ended September 30, 2006 in the amount of $3,479,583 and $782,402, respectively.
          Components of the derivative liability are presented below for periods ending September 30, 2007 and December 31, 2006.

	September 30, 2007	December 31, 2006
Derivative Liability
Issuance of common stock under private placement during 2005	$-	$581,248
Issuance of common stock under private placement during three months ending March 31, 2006 at date of issuance	18,750	18,750
Issuance of common stock under similar terms as the private placement during three months ending June 30, 2006 at date of issuance	25,000	25,000

Total Derivative Liability	$43,750	$624,998

NOTE 6
SHARE-BASED COMPENSATION
          As of September 30, 2007, the Company has adopted 3 stock option plans for the benefit of officers, directors, employees, independent contractors and consultants of the Company. These plans include: (i) the 1998 Stock Option Plan, (ii) the 1996 Stock Option Plan, and (iii) the 1996 Employee Compensatory Stock Option Plan. In addition to these plans, from time to time the Company grants various other stock options and warrants directly to certain parties. The Company grants all such awards as incentive compensation to officers, directors, and employees, and as compensation for the services of independent contractors and consultants of the Company.
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

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
Expected dividend yield	0.00%	0.00%
Expected volatility	72% to 74%	73% to 81%
Average risk-free interest rate	4.58% to 4.80%	4.82% to 5.21%
Expected life (in years)	5.34 to 5.75	0.9 to 6.5
          During the three and nine months ended September 30, 2007, $35,682 and $107,045, respectively, of director compensation cost has been charged against income from the grant of options. During the three and nine months ended September 30, 2007, $2,700 and $4,980, respectively, of compensation to consultants has been charged against income from the grant of options.

          As of September 30, 2007, there was approximately $42,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements with employees and directors. Of this amount, $35,700 is expected to be recognized throughout the remainder of 2007, and $6,300 is expected to be recognized throughout 2008.
          As of September 30, 2007, there was approximately $54,300 of total unrecognized compensation cost related to nonvested share-based compensation arrangements with third parties. Of this amount, $3,300, $10,200, and $800 is expected to be recognized throughout the remainder of 2007, and throughout 2008 and 2009, respectively, and $40,000 is expected to be recognized upon the Company obtaining government funding.
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
          On August 9, 2007, the Company issued options to purchase 30,000 shares of common stock to a consultant pursuant to the 1998 Stock Option Plan. The options vest over one year, have an exercise price of $0.12 per share, and expire in 10 years. The fair value of these options on the date of grant amounted to $2,359 and is being recognized on a straight-line basis over the requisite service period. The Company recorded consultant compensation of $393 relating to these options during the three and nine months ended September 30, 2007.
          On August 9, 2007, the Company issued options to purchase 60,000 shares of common stock to a consultant pursuant to the 1998 Stock Option Plan. The options vest over one year, have an exercise price of $0.12 per share, and expire in 10 years. The fair value of these options on the date of grant amounted to $4,719 and is being recognized on a straight-line basis over the requisite service period. The Company recorded consultant compensation of $787 relating to these options during the three and nine months ended September 30, 2007.
          On February 12, 2007, the Company issued options to purchase 50,000 shares of common stock to a consultant pursuant to the 1998 Stock Option Plan. The options vest over 2 years, have an exercise price of $0.36 per share, and expire in 10 years. The fair value of these options on the date of grant amounted to $12,163 and is being recognized on a straight-line basis over the requisite service period. The Company recorded consultant compensation of $1,520 and $3,800 relating to these options during the three and nine months ended September 30, 2007, respectively.
          During 2005, the Company engaged a third party to provide certain advisory services to the Company. As part of its compensation for the services, on January 15, 2006, the Company issued to such party warrants to purchase 100,000 and 50,000 shares of its common stock at an exercise price of $0.60 per share and $1.25 per share, respectively, expiring January 15, 2011. Under the provisions of EITF No. 96-18, because none of the Company’s agreements have a disincentive for nonperformance, and because the warrants vested upon grant, the Company recorded a charge for the fair value of the warrants on the grant date. The fair value of these warrants was determined using the Black-Scholes option-pricing model. The value was derived using the following assumptions: (i) Expected term of 2.5 and 5 years, respectively; (ii) Volatility 81%; (iii) Risk free interest rate of 4.82% and

4.83%, respectively; and (iv) Dividend yield 0%. The warrants were issued for past services provided. As a result, the Company recorded $57,500 as offering costs in the equity section of the balance sheet on January 15, 2006.
          The Company did not issue stock options to third parties for services during 2006. The Company did not issue stock warrants to third parties for services during 2007.
          A summary of option activity relating to compensation to third parties for services as of September 30, 2007, and changes during the nine months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining
Options relating to third		Average	Contractual	Aggregate
party compensation	Shares	Exercise Price	Term	Intrinsic Value

Outstanding at January 1, 2007	700,000	$0.11		$1,500
Granted	140,000	$0.21		-
Exercised	-	$-		-
Forfeited	(450,000)	$0.06		-
Converted	-	$-		-
Expired	-	$-		-
Canceled	-	$-		-

Outstanding at September 30, 2007	390,000	$0.20	4.92	$-

Exercisable at September 30, 2007	62,500	$0.23	3.68	$-

          The weighted average grant date fair value of options relating to third party compensation granted during the nine months ended September 30, 2007 was $0.14.
          A summary of the status of the Company’s nonvested option shares relating to third party compensation as of September 30, 2007, and changes during the nine months then ended is presented below:

		Weighted-Average
Nonvested options relating to		Grant-Date
third party compensation	Shares	Fair Value
Nonvested at January 1, 2007	500,000	$0.17
Granted	140,000	$0.14
Vested	(12,500)	$0.24
Forfeited	(300,000)	$0.16
Expired	-	$-

Nonvested at September 30, 2007	327,500	$0.17

          As of September 30, 2007, there was approximately $54,300 of total unrecognized compensation cost related to nonvested share-based compensation arrangements with third parties. Of this amount, $3,300, $10,200, and $800 is expected to be recognized throughout the remainder of 2007, and throughout 2008 and 2009, respectively, and $40,000 is expected to be recognized upon the Company obtaining government funding.

          A summary of warrant activity relating to compensation to third parties for services as of September 30, 2007, and changes during the nine months then ended is presented below:

Weighted-
Average
		Weighted-	Remaining
Warrants relating to		Average	Contractual	Aggregate
third party compensation	Shares	Exercise Price	Term	Intrinsic Value

Outstanding at January 1, 2007	150,000	$0.82		$-
Granted	-	$-		-
Exercised	-	$-		-
Forfeited	-	$-		-
Converted	-	$-		-
Expired	-	$-		-
Canceled	-	$-		-

Outstanding at September 30, 2007	150,000	$0.82	3.55	$-

Exercisable at September 30, 2007	150,000	$0.82	3.30	$-

          All of the Company’s warrants were fully vested upon grant.
          Stock Options Issued to Employees and Directors for Compensation
          In December 2004, the FASB issued SFAS 123R, “Share-Based Payment”, which revised SFAS 123, “Accounting for Stock-Based Compensation”, and superseded APB 25, “Accounting for Stock Issued to Employees” and related interpretations. SFAS 123R requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, the Company (1) did not restate any prior periods; (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the Company’s SFAS 123 pro-forma disclosures; and (3) is applying SFAS 123R to new awards and to awards modified, repurchased, or cancelled after the effective date. The Company recognizes the fair value of stock-based compensation awards in general and administrative expense, and research and development expense in the condensed consolidated statement of operations on a straight-line basis over the requisite service periods, or, for awards with performance conditions, when the performance condition is met.
          Following is the Company’s stock option activity relating to employee and director compensation during the nine months ended September 30, 2007:
          On May 3, 2007, the Company issued options to purchase 850,000 shares of common stock to the directors and executive officers pursuant to the 1998 Stock Option Plan. The options vest 41.67% on the date of grant and the remainder in seven equal monthly installments commencing June 1, 2007, have an exercise price of $0.25 per share, and expire in 10 years. The fair value of these options on the date of grant amounted to $136,473 and is being recognized 41.67% on the date of grant and the remainder on a straight-line basis over the requisite service period. The Company recorded director and executive compensation of $34,119 and $102,356 relating to these options during the three and nine months ended September 30, 2007, respectively.
          Following is the Company’s stock option activity relating to employee and director compensation during the nine months ended September 30, 2006:
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
          A summary of option activity relating to employee and director compensation as of September 30, 2007, and changes during the nine months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining
Options relating to employee and		Average	Contractual	Aggregate
director compensation	Shares	Exercise Price	Term	Intrinsic Value

Outstanding at January 1, 2007	3,850,000	$0.65		$110,000
Granted	850,000	$0.25		-
Exercised	-	$-		-
Forfeited	(20,000)	$0.62		-
Converted	-	$-		-
Expired	(250,000)	$1.25		-
Canceled	-	$-		-

Outstanding at September 30, 2007	4,430,000	$0.54	8.35	$5,000

Exercisable at September 30, 2007	4,167,510	$0.56	8.37	$4,000

          A summary of the status of the Company’s nonvested option shares relating to employee and director compensation as of September 30, 2007, and changes during the nine months then ended is presented below:

		Weighted-Average
		Grant-Date
Nonvested options relating to employee and director compensation	Shares	Fair Value

Nonvested at January 1, 2007	100,000	$0.13
Granted	850,000	$0.16
Vested	(687,510)	$0.16
Forfeited	-	$-

Nonvested at September 30, 2007	262,490	$0.16

          As of September 30, 2007, there was approximately $42,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements with employees and directors. Of this amount, $35,700 is expected to be recognized throughout the remainder of 2007, and $6,300 is expected to be recognized throughout 2008.
          A summary of option activity relating to interest expense from the grant of options to two directors in conjunction with advances made to the Company as of September 30, 2007, and changes during the nine months then ended is presented below:

Weighted-
Average
		Weighted-	Remaining
Options relating to interest expense		Average	Contractual	Aggregate
to directors	Shares	Exercise Price	Term	Intrinsic Value

Outstanding at January 1, 2007	600,000	$0.52		$-
Granted	-	$-		-
Exercised	-	$-		-
Forfeited	-	$-		-
Converted	-	$-		-
Expired	-	$-		-
Canceled	-	$-		-

Outstanding at September 31, 2007	600,000	$0.52	8.43	$-

Exercisable at September 30, 2007	600,000	$0.52	8.43	$-

          All of these options were fully vested as of September 30, 2007.
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

NOTE 8
RELATED PARTY TRANSACTIONS
Receivables from Stockholders
          Note Receivable
          As of September 30, 2007 and December 31, 2006, the Company was owed $43,027 and $42,195, respectively, from Medipace Medical Group, Inc., a company in which the Company’s former chief financial officer and current shareholder of the Company is a majority shareholder. This note receivable is presented in the accompanying condensed consolidated balance sheet as an offset to stockholders’ equity. Interest earned on this note receivable amounted to $832 and $13,317 for the nine months ended September 30, 2007 and 2006, respectively.
          Receivable
          As of December 31, 2006, the Company was owed $4,200 from a stockholder. This receivable is presented in the accompanying balance sheet as an offset to stockholders’ equity and was paid during March 2007.
          Subscription Receivables
          As of September 30, 2007, the Company was owed $622,223 from three stockholders who participated in the private placement as described in Note 4. These subscription receivables are presented in the accompanying balance sheet as an offset to stockholders’ equity. Interest earned on these subscription receivables amounted to $7,490 and $8,223 for the three and nine months ended September 30, 2007, respectively.
Office Space
          The Company leased its corporate administrative offices through December 1, 2006 on a month-to-month basis from Medipace Medical Group, Inc., a company in which the Company’s former chief financial officer and current shareholder of the Company is a majority shareholder. Total rent paid by the Company for the nine months ended September 30, 2006 amounted to $12,600. The Company relocated to its current offices in January 2007.
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
Laboratory services
          Until the sale of the dialysis clinic (See Note 9), the Company obtained laboratory services from an entity controlled by a former officer and current shareholder of the Company. Laboratory service fees charged by the entity for the nine months ended September 30, 2006 amounted to $26,789 and is included in cost of medical services within income from operations of the discontinued component.

Due to stockholders – discontinued operations
          As of September 30, 2007 and December 31, 2006, the Company owed $5,966 to one of its stockholders which is due on demand. No interest is charged on this advance.
Interest
          The Company incurs related party interest on several notes with stockholders that were outstanding during 2006 and 2007, the remainder of which are described in Note 3. As of September 30, 2007 and December 31, 2006, accrued expenses included $28,450 and $75,189 of accrued interest on related party notes payable, respectively. For the nine months ended September 30, 2007 and 2006, interest expense included $206,698 and $591,781 of interest charged on the related party notes payable, respectively, $28,450 of which is reported in income from operations of the discontinued component for the nine months ended June 30, 2006.
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
NOTE 9
DISCONTINUED OPERATIONS – DIALYSIS CLINIC
          On May 31, 2006, Los Angeles Community Dialysis, Inc. (LACD) completed the sale of substantially all of its assets used in the chronic care dialysis clinic. On June 15, 2006, LACD completed the sale of the acute care dialysis unit. The assets sold included property and equipment with a net book value of $357,138 and inventory amounting to $47,165. The decision to sell the dialysis units was based on the determination that it would be in the best interest of the stockholders to focus principally on completion of the development and eventual commercial marketing of the wearable artificial kidney for dialysis and other medical applications. The assets used for patients suffering from chronic kidney failure were sold to Kidney Dialysis Center of West Los Angeles, LLC (KDC) pursuant to a purchase and sale agreement for $3,000,000. Of the purchase price, $1,000,000 was received at close, and $2,000,000 was to be paid pursuant to a promissory note which was paid-in-full by December 31, 2006. In addition to the purchase price, at close, KDC contributed $253,000 towards pay-off of a loan secured by dialysis equipment, and paid $33,767 representing the cost of inventory. The acute care dialysis unit was sold to Dr. Victor Gura and Dr. Ronald Lang for $131,005. The purchase price was satisfied by the Company’s obligation to Dr. Victor Gura of the same amount. As a result of the sale of LACD’s assets, the Company accounted for the business of LACD as a discontinued operation for all periods presented in accordance with SFAS No. 144. Included in income from operations of the discontinued component on the condensed consolidated statements of operations for the three and nine months ended June 30, 2006 (unaudited) is $3,013,469 representing gain on disposal of assets as a result of the sale of LACD assets.
NOTE 10
CONTINGENCIES
Litigation
          The Company is a party in arbitration proceedings with Xcorporeal, Inc. and certain other parties whereby Xcorporeal alleges, among other things, breach of the Merger Agreement and improper termination of the License Agreement, as discussed in Note 1 under the caption “Nature of Business”. The Company is unable to estimate a possible loss because no damages have been specified in the arbitration. If the arbitration is decided against the Company, then the license agreement would remain in full effect and damages could result. The Company believes the arbitration claims are without merit and intends to vigorously defend its position.

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
Deferred compensation plan
          Effective August 9, 2007, the Company established the National Quality Care, Inc. Deferred Compensation Plan (the “Plan”) in recognition of services currently being performed without cash compensation by Robert Snukal in his capacity as Chief Executive Officer, and Leonardo Berezovsky in his capacity as Chief Financial Officer (the “Participants”), and to encourage their continued performance of services. In accordance with the Plan, each Participant shall become entitled to payment of a benefit upon the occurrence of a change in control or a qualified financing. A change in control is defined in the Plan as any of the following:
(1)	The direct or indirect transfer of the legal or equitable ownership of more than 50% of the Company’s outstanding common stock or any other class of stock representing more than 50% of the aggregate voting power of all classes of stock to an individual or entity;

(2)	A merger or consolidation of the Company with any other company (other than a subsidiary of the Company) pursuant to which the resulting aggregate ownership of the Company (or of the parent or surviving company resulting from such merger or consolidation) held by or attributable to those persons who were stockholders of the Company immediately prior to such merger or consolidation is less than 50% of the common stock or any other class of stock representing less than 50% of the aggregate voting power of all classes of stock of the Company (or of the parent or surviving corporation resulting from such merger or consolidation) outstanding as a result of such merger or consolidation;

(3)	The sale, transfer or other disposition, in one or a series of related transactions, of all or substantially all of the Company’s assets; or

(4)	The grant of an exclusive long-term license of the intellectual property of the Company.
A qualified financing is defined in the Plan as a debt or equity financing that yields at least $5,000,000 in net proceeds to the Company, or the receipt of at least $2,500,000 as the result of a settlement or favorable judgment in a litigation or arbitration proceeding. A benefit is defined in the Plan as the dollar amount payable to a Participant equal to the sum of his base amount plus his monthly amount multiplied by the number of full calendar months ending after the effective date of the Plan, August 9, 2007, that the Participant continues to perform services for the Company as an executive officer. The base amount and monthly amount for Robert Snukal is $240,000 and $12,000 respectively. The base amount and monthly amount for Leonardo Berezovsky is $76,000 and $8,000, respectively. Prior to the occurrence of a change in control or a qualified financing, a Participant may irrevocably waive his right to a benefit. In the event neither a change in control nor a qualified financing occurs on or before December 31, 2009, each Participant’s benefit will be forfeited.
The Company’s management performed an assessment of this contingent liability for the September 30, 2007 reporting period and determined that a change in control and/or a qualified financing are not probable of occurring at this time. Based on that determination, no accrual of benefits was made as of September 30, 2007.
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
          Current Developments
     Pending resolution of the arbitration with Xcorporeal, Peizer and Gura, we have elected to suspend our research and development efforts with respect to the wearable artificial kidney and have no active business operations. However, we believe we will ultimately prevail on the merits of the arbitration and are continuing to prosecute our patents and are taking other steps to protect and perfect our intellectual property rights.
          On September 1, 2006, we entered into a merger agreement (the “Merger Agreement”) with Xcorporeal, Inc. (“Xcorporeal”) which contemplated that either (i) we would enter into a triangular merger in which we would become a wholly-owned subsidiary of Xcorporeal, or (ii) Xcorporeal would issue to us shares of its common stock in consideration of the assignment of the technology relating to our wearable artificial kidney and other medical devices. In connection with the Merger Agreement, on September 1, 2006, we entered into a license agreement (the “License Agreement”) with Xcorporeal granting an exclusive license for ninety-nine years or until the expiration of our proprietary rights in the technology, if earlier, to all technology relating to our wearable artificial kidney and other medical devices. Under the terms of the agreements and in accordance with the intent of the agreements and the representations made to us, the License Agreement was not to remain effective after the failure of the merger or Xcorporeal’s issuance to us of its shares. Effective as of December 29, 2006, we had terminated the Merger Agreement and License Agreement and all transactions contemplated thereby due to Xcorporeal’s continuing, uncured and incurable breaches of the Merger Agreement and its fraudulent and other wrongful conduct related to the Merger Agreement, the License Agreement and certain related matters. Xcorporeal did not dispute the termination of the Merger Agreement, but has disputed our termination of the License Agreement, which Xcorporeal alleges to be in full force and effect. In accordance with the terms of the License Agreement, Xcorporeal is obligated to reimburse the Company for research and development expense and certain agreed-upon monthly expenses during the period from September 1, 2006 to the date of termination of the merger agreement. Xcorporeal reimbursed the Company for expenses amounting to $1,182,359 during 2006. As of September 30, 2007, no revenue has been recognized from the License Agreement and any amounts owed by Xcorporeal under the terms of the License Agreement have been fully reserved.
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
Going Concern and Liquidity
          For the past several years, the Company has experienced net operating losses, and as of September 30, 2007 has an accumulated deficit of $11,842,781 and a working capital deficiency (defined as current assets minus current liabilities) of $911,717. In addition, total liabilities exceed total assets by $840,944. Such deficiencies indicate the Company may not be able to meet its current obligations as they come due without additional financing or positive cash flow from operating activities. Accordingly, our auditors in their report on our December 31, 2006 consolidated financial statements (included in our 2006 Annual Report on Form 10-KSB) have stated that these conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
          In addition, we believe we have sufficient cash only to fund our current level of operating expenses through December 2007. Management is actively working on obtaining additional capital, either debt or equity. In 2006 and 2007, the Company has obtained funding for its working capital needs primarily through financings from its shareholders, officers and directors. In addition, the Company is currently negotiating reductions in amounts due its creditors.
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
          Share-based compensation — In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which revised SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. SFAS 123R requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. The Company adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, the Company (1) did not restate any prior periods; (2) is recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the Company’s SFAS 123 pro-forma disclosures; and (3) is applying SFAS 123R to new awards and to awards modified, repurchased, or cancelled after the effective date. The Company recognizes the fair value of stock-based compensation awards in general and administrative expense, and research and development expense in the consolidated statement of operations on a straight line basis over the requisite service periods, or, for awards with performance conditions, when the performance condition is met.
Results of Operations For the Three Months and Nine Months Ended September 30, 2007 Compared to the Three Months and Nine Months Ended September 30, 2006.
Continuing operations:
          Operating expenses for the three months ended September 30, 2007 decreased by 40% to $784,023 from $1,301,885 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, operating expenses decreased by 60% to $2,188,680 from $5,533,182 for the nine months ended September 30, 2006. Total operating expenses include (i) general and administrative expenses, and (ii) research and development expenses as follows:
          General and administrative expenses during the three months ended September 30, 2007 decreased by 28% to $784,023 from $1,301,885 during the three months ended September 30, 2006. For the nine months ended September 30, 2007, general and administrative expenses decreased by 47% to $2,188,680 from $4,099,740 for the nine months ended September 30, 2006. This net decrease was primarily the result of the Company incurring $1,000,000 of non-cash compensation to a consultant during 2006 from the issuance of common stock, the Company incurring $1,560,848 of non-cash director and employee compensation from the grant of options during 2006 compared to $112,025 of non-cash director and officer compensation from the grant of options during 2007, the accrual of $393,750 of salaries to two directors and officers during 2006 who are being compensated through option grants during 2007, the accrual of a bonus of $175,000 to a director and officer during 2006, the Company incurring

$57,750 in officer’s salaries during 2006 relating to the former chief financial officer, and an increase in legal fees of approximately $1,076,000. Legal fees increased due primarily to the arbitration with Xcorporeal and increased needs in connection with financing and reporting activities.
          The Company did not incur any research and development expenses during the three and nine months ended September 30, 2007. The Company incurred $688,037 and $1,433,442 of research and development expenses during the three and nine months ended September 30, 2006, respectively. During 2006, these expenses included: legal fees; payments to three independent consultants and three full time employees working on the project; expenses to conduct internal lab tests; and supplies and materials to construct a model of a wearable artificial kidney. Also, Dr. Gura devoted 80% of his time to the project during 2006 and 80% of his payroll expenses were allocated to research and development expenses. Pending resolution of the arbitration with Xcorporeal, Peizer and Gura, we have elected to suspend our research and development efforts with respect to the wearable artificial kidney and have no active business operations. However, we believe we will ultimately prevail on the merits of the arbitration and are continuing to prosecute our patents and are taking other steps to perfect our intellectual property rights.
          We generated a net loss from continuing operations of $722,225 and $2,229,727 during the three and nine months ended September 30, 2007, respectively, as compared to a net income from continuing operations of $1,968,659 during the three months ended September 30, 2006, and a net loss from continuing operations of $5,340,421 during the nine months ended September 30, 2006. This was a result of the operating expenses described above, incurring interest expense totaling $94 and $206,994 on the debt described in the liquidity and capital resources section below during the three and nine months ended September 30, 2007, receiving other income from a legal settlement of $87,160 during the nine months ended September 30, 2007, and incurring other income of $55,016 from the reversal of previously over accrued expenses during the three and nine months ended September 30, 2007. During the three and nine months ended September 30, 2006, the Company incurred interest expense totaling $232,565 and $629,866 respectively, on the debt described in the liquidity and capital resources section below, and recognized a gain from change in the derivative liability of $3,479,583 and $782,402, respectively. Losses are expected until such time of resolution of the arbitration with Xcorporeal, Peizer and Gura, and commercial marketing of the wearable artificial kidney.
          As of September 30, 2007, we had net operating loss carryforwards totaling approximately $14,910,000 for federal tax purposes, expiring through 2026. The federal net operating loss carryforwards include $3,700,000, which are limited by IRC Section 1502; however, the annual effects of such limitations have not been determined. In addition, we had net operating loss carryforwards of approximately $8,106,000 for state tax purposes, which begin to expire in 2016.
Discontinued Operations – Dialysis clinic:
          On May 31, 2006, Los Angeles Community Dialysis, Inc. (LACD) completed the sale of substantially all of its assets used in the chronic care dialysis clinic. On June 15, 2006, LACD completed the sale of the acute care dialysis unit. The assets sold included property and equipment with a net book value of $357,138 and inventory amounting to $47,165. The decision to sell the dialysis units was based on the determination that it would be in the best interest of the stockholders to focus principally on completion of the development and eventual commercial marketing of the wearable artificial kidney for dialysis and other medical applications. The assets used for patients suffering from chronic kidney failure were sold to Kidney Dialysis Center of West Los Angeles, LLC (KDC) pursuant to a purchase and sale agreement for $3,000,000. Of the purchase price, $1,000,000 was received at close, and $2,000,000 was to be paid pursuant to a promissory note which was paid-in-full as of December 31, 2006. In addition to the purchase price, at close, KDC contributed $253,000 towards pay-off of a loan secured by dialysis equipment, and paid $33,767 representing the cost of inventory. The acute care dialysis unit was sold to Dr. Victor Gura and Dr. Ronald Lang for $131,005. The purchase price was satisfied by the Company’s obligation to Dr. Victor Gura of the same amount. As a result of the sale of LACD’s assets, the Company accounted for the business of LACD as a discontinued operation for all periods presented in accordance with SFAS No. 144. Included in income from operations of the discontinued component on the condensed consolidated statements of operations for the nine months ended September 30, 2006 (unaudited) is $3,013,469 representing gain on disposal of assets as a result of the sale of LACD assets.

Liquidity and Capital Resources
          Cash and cash equivalents were $78,099 as of September 30, 2007, as compared to $1,730,907 as of December 31, 2006. We believe that this cash will only be sufficient to fund our current level of operating expenses through December 2007. Therefore, we will seek funding from outside sources to meet our commitments. Historically we have been successful in securing cash through private placements of our common stock. But we cannot assure you that we will be successful in the future in obtaining any additional cash on terms favorable to us or at all. The failure to obtain such cash would have a material adverse effect on our financial condition and operations.
          Our cash flow needs for the nine months ended September 30, 2007 were provided by 2006 activities and the sale of common stock under a private placement to certain officers and directors and their affiliates in June 2007. For the year ended December 31, 2006, our cash flow needs were primarily provided from operations of the chronic and acute care dialysis clinic, advances from shareholders, proceeds from the exercise of options and warrants, and the sale of common stock, proceeds from the sale of assets used in the chronic and acute care dialysis clinic, and reimbursement of expenses from Xcorporeal in accordance with the terms of the license agreement. We had a working capital deficit of $911,717 at September 30, 2007. We had working capital of $457,157 at December 31, 2006.
          At September 30, 2007, the ratio of current assets to current liabilities was 0.15 to 1.00 compared to 1.31 to 1.00 at December 31, 2006.
          In connection with the dialysis services provided in 2006, payments for services are provided primarily by third-party payors, rather than the patient that received the dialysis services, including Medicare, Medi-Cal, commercial insurance companies and contracted hospitals for inpatient dialysis services. Payments for services not covered by third-party payors are provided by private funds of the patient, referred to as co-payments. Billed amounts were generally due within 45 days. Management assesses the financial strength of its patients and their third-party payors at least quarterly and, based upon factors surrounding their credit risk, contractual arrangements, and history of past write-offs and collections, establishes an allowance for uncollectible accounts. Management continuously monitors accounts receivable balances and maintains contact with third party payors and patients, particularly those with past due balances. Allowances are established for past due balances when considered necessary after evaluating the information obtained by management through its continuous monitoring. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired.
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

          On April 25, 2006, the Company entered into a $600,000 uncollateralized convertible promissory note with a director, bearing interest at 8% per annum, payable on April 25, 2007. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company’s common stock at a conversion price of $0.32 per share at any time. The Company evaluated the convertible debenture in accordance with EITF Nos. 98-5 and 00-27, and it was determined that the embedded conversion option within the debenture is beneficial to the holder because the conversion price of $0.32 per share was lower than the market price on the commitment date. The intrinsic value of the conversion option was calculated to be $581,250 and has been recognized as a reduction to the carrying amount of the debenture and as additional paid-in capital. This reduction to the carrying amount of the debenture, or discount, is being amortized to interest expense on the straight-line method over the term of the convertible promissory note. For the nine months ended September 30, 2007, the Company recognized $181,541 of amortized discount in interest expense. The Company repaid this loan during April 2007.
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

Item 3.      Controls and Procedures
          Our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.
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
Item 4. Submission of Matters to a Vote of Security Holders
          We held our annual meeting of stockholders on July 5, 2007. At the meeting, the following actions were taken:
          • Our stockholders elected the four nominees to the Board of Directors each to serve until our next annual meeting of stockholders or until their respective successors are elected and qualified. There were no abstentions or broker non-votes. The election results were as follows:

Name	For	Withheld

Leonardo Berezovsky	30,101,368	26,707

Ronald P. Lang	30,101,368	26,707

Robert M. Snukal	30,101,367	26,708

Jose Spiwak	30,106,868	21,207

          • Our stockholders approved the appointment of PMB Helin Donovan, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The number of votes cast for this proposal was 30,084,069 and the number of votes cast against was 44,005. There was one abstention for this matter.

Item 6.	Exhibits

	2.1	Agreement for Exchange of Stock dated May 11, 1996, by and among the Company, Los Angeles Community Dialysis, Inc., Victor Gura, M.D., Avraham H. Uncyk, M.D. and Ronald P. Lang, M.D. (1)

	3.1	Restated Certificate of Incorporation (2)

	3.2	Bylaws (2)

	10.1	National Quality Care, Inc. Deferred Compensation Plan, effective August 9, 2007

	31.1	Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Incorporated by reference herein to the Registrant’s Current Report on Form 8-K dated May 24, 1996.

(2)	Incorporated by reference herein to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1996.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL QUALITY CARE, INC.

Date: November 12, 2007	By:	/s/ ROBERT SNUKAL

Robert Snukal
Chief Executive Officer and
Director