Form 10KSB
period 2007-12-31
NATIONAL QUALITY CARE INC
filed 2008-03-27
CIK 872544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Common Stock, $0.01 par value per share
(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐     NO ☑
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
The issuer had no revenues for the fiscal year ended December 31, 2007.
The aggregate market value of the issuer’s common stock held by non-affiliates, based on the closing market price $0.08 of the common stock as of March 17, 2008, was $1,160,704.
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at March 17, 2008
Common Stock, $0.01 per share	59,191,252
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
          On January 22, 2007, Xcorporeal filed a statement of claims in the arbitration proceeding. In this statement, Xcorporeal alleges that we breached several provisions of the Merger Agreement and engaged in interference with Xcorporeal’s contractual relations and prospective economic business advantage. In addition, Xcorporeal has alleged that we improperly terminated the License Agreement and that it has retained the exclusive right to use our technology. We have filed a response to Xcorporeal’s statement of claims denying that we breached the Merger Agreement and asserting, among other things, that we properly terminated the License Agreement and that the License Agreement does not by its own terms and the meaning of the agreements survive the failure of the merger or Xcorporeal’s issuance to us of its shares. We have further made a number of claims and counterclaims in our response, including that Xcorporeal and Peizer conspired with Gura to misappropriate our trade secrets and to commit a variety of business torts and statutory and other legal violations. In addition, we have alleged that Xcorporeal and Peizer engaged in a fraudulent scheme to obtain our technology. We have further alleged that as part of this scheme, Xcorporeal and Peizer entered into the Merger Agreement and the License Agreement with us at the same time and represented to us that the License Agreement was designed solely to facilitate the transactions set forth in the Merger Agreement and would not survive a termination of the Merger Agreement or the success or failure of the merger or Xcorporeal’s issuance to us of its shares, but that following execution of the Merger Agreement, Xcorporeal and Peizer manufactured alleged breaches by us of the Merger Agreement and otherwise made it clear that they did not intend to proceed with the merger or any similar transaction. Before and after we terminated all agreements and transactions with Xcorporeal because of this conduct, which we allege to have been fraudulent, Xcorporeal claimed that the License Agreement comprised a separate and distinct transaction that was not terminable upon termination of the Merger Agreement. We believe that Xcorporeal and Peizer intended from the outset to fabricate alleged breaches by us in order to excuse their own non-performance under the Merger Agreement, and then to nonetheless obtain control of our technology by disclaiming the true nature of the License Agreement, which was that it was inextricably linked to the Merger Agreement, and by asserting instead that the License Agreement grants them a continuing right to exploit our intellectual property rights. Xcorporeal, Peizer and Gura have generally denied our allegations and have asserted a number of counter-claims.
          The arbitration was held from February 11, 2008 through February 29, 2008. At the conclusion of the arbitration, the arbitrator established a briefing schedule under which each party will submit post-hearing briefs by April 15, 2008. Each side may also submit a reply brief, which will be due not later than April 30, 2008. It is presently anticipated that the arbitrator will render his decision in or around late May, 2008. The Company expects that the arbitrator’s decision will determine the issues related to the status of the license agreement and the right to use the Company’s technology.
          Pending resolution of the arbitration with Xcorporeal, Peizer and Gura, we suspended our research and development efforts with respect to the wearable artificial kidney and have no active business operations. However, we believe we will ultimately prevail on the merits of the arbitration and are continuing to prosecute our patents and are taking other steps to perfect our intellectual property rights.

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
          Because there is no cure for chronic renal failure (except for a kidney transplant), treatment focuses on controlling the symptoms, minimizing complications, and slowing the progression of the disease. Typical treatments include addressing blood sugar and blood pressure issues with medication; implementing dietary changes to reduce potassium, phosphorus, sodium and protein; and restricting fluid intake to minimize the work required of the kidneys. However, over time, kidney damage will advance until function essentially ceases. At this point, the patient is classified as having end-stage renal disease and will require either a kidney transplant or regular dialysis to avoid complications that are life threatening.
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
          In late 2006, we conducted research on new and enhanced techniques for removing blood impurities, such as urea and creatinine, using our Wearable Kidney technology. These enhanced techniques for removing blood impurities also provide an additional benefit of decreasing the power requirements of our Wearable Kidney without sacrificing its operational effectiveness. The findings from these lab studies were presented on November 18, 2006 at the annual meeting of the American Society of Nephrology. Small-scale, preliminary human studies under highly controlled circumstances were conducted with respect to the Wearable Kidney technology in Italy in 2006 and in England (carried out by Xcorporeal) in 2007.
          We are continuing to evaluate our applications for initiating human clinical trials, which we began preparing in November 2005. Management continues to believe that the FDA will classify our Wearable Kidney as a Class III device requiring one or more clinical trials on human subjects before we may obtain approval to bring the Wearable Kidney to market.
          As of March 17, 2008, we have three issued U.S. patents covering various aspects of the Wearable Kidney. In addition we have ten pending U.S. patent applications directed to various aspects of both our Wearable Kidney and another device that we refer to as a Wearable Ultrafiltration Device. In April 2007, a Swedish patent was issued for the Wearable Kidney and in January 2008 a Mexican patent was issued for the Wearable Kidney. We also have nine additional patent applications pending in various countries including Japan, Mexico, the European Community, Brazil and China. We are preparing additional patent applications for both U.S. and foreign filing that are directed to additional inventions related to the Wearable Kidney, the Wearable Ultrafiltration Device, and methods of using or servicing both devices.
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

          Pending resolution of the arbitration related to, among other things, the rights to use our Wearable Kidney technology, we suspended our research and development activities. However, in November 2007, we entered into a short-term agreement, which expired on February 1, 2008, to continue research and development efforts previously undertaken by the Technion Research and Development Foundation. These efforts involved additional study and development activities related to the use of sorbents, which trap and evacuate amine and urea materials from dialysis solutions.
          During the year ended December 31, 2006, we incurred a total of approximately $60,000 in connection with our research and development activities. During the year ended December 31, 2006, we incurred a total of approximately $685,000 in connection with our research and development activities. The amount incurred for the year ended December 31, 2006 includes share-based compensation of $112,000 and is net of $1,066,401 reimbursed under the License Agreement.
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
          In November 2005, we were issued our first U.S. patent covering the general design of the Wearable Kidney. Since then and recently in October 2007, we were issued a U.S. patent covering a new and useful sorbent cartridge design for use in the Wearable Kidney. Then in December 2007, we were issued our third U.S. patent, which covers additional novel aspects of the Wearable Kidney. In addition to the issued U.S. patents, we filed additional U.S. patent applications bringing our total number of pending patent applications in the U.S. to ten. With respect to our foreign patent filings, we now have two issued patents covering basic design aspects of the Wearable Kidney in both Sweden (issued April 2007) and Mexico (issued January 2008). In addition to the two issued foreign patents, we now have pending patent applications in the countries of, China, Brazil, the European Community, Japan and Mexico bringing the total of pending foreign patent applications to nine. These nine pending foreign patent applications, as well as the ten pending U.S. patent applications are directed generally to various overall features of the Wearable Kidney and the Wearable Ultrafiltration devices and systems. These additional patent applications, for example, are directed to specific novel aspects of the Wearable Kidney and Wearable Ultrafiltration devices as well as methods of using and servicing the devices, including, but not limited to, device size, power consumption, microprocessor control, fluid and chemical requirements, alarm systems, fluid pumping features, fluid flow volume and pressures, molecule removal clearances, as well as methods of servicing and maintaining the Wearable Kidney and Ultrafiltration devices.
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
          If human clinical trials of a device are required for a PMA application, or, in the opinion of the FDA, if the device presents a “significant risk,” the sponsor of the trial (usually the manufacturer or the distributor of the device) must file an IDE application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards (“IRBs”), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a

“nonsignificant risk” to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs without the need for FDA approval.
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
          Employees
          The Company has no employees and several consultants in administration.
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
Risks related to our business
          We are a party to pending arbitration proceedings relating to the Wearable Kidney technology and, if the arbitration is decided adversely to us, we may no longer have rights to develop that technology, which could require us to cease operations altogether. Xcorporeal has disputed our termination of the license agreement entered into in connection with our merger agreement on September 1, 2006. The license agreement would have granted an exclusive license relating to the Wearable Kidney and other medical devices. Effective as of December 29, 2006, we terminated the merger and license agreements due to Xcorporeal’s continuing, uncured and incurable breaches of the merger agreement and its fraudulent and other wrongful conduct related to the merger and license agreements and certain related matters. Xcorporeal initiated the proceeding by submitting a demand for arbitration, in accordance with the terms of the license agreement, on December 1, 2006. Xcorporeal initially alleged an unspecified anticipatory breach by the Company of the license agreement, and subsequently filed a statement of claims alleging that we breached the merger agreement, engaged in tortious interference with contract and prospective economic advantage and that our termination of the license agreement on December 29, 2006 was ineffective. On February 5, 2007, we filed a response to Xcorporeal’s statement of claims disputing Xcorporeal’s allegations and asserting counterclaims for fraud, rescission, reformation, breach of contract, unjust enrichment and defamation. On March 9, 2007, we amended our response to add our claims against Terren S. Peizer, Xcorporeal’s Chairman of the Board, and Victor Gura, a former officer and director of the Company. In this amended response we have stated claims and counterclaims against Xcorporeal and Peizer for fraud and defamation; against Gura for fraudulent concealment and violation of California Labor Code Section 2860; against Xcorporeal for rescission, reformation and breach of contract; and against Xcorporeal, Peizer and Gura for conversion, intentional interference with prospective economic advantage, intentional interference with contractual relations, unfair business practices, unfair competition, misappropriation of trade secrets and conspiracy. Xcorporeal, Peizer and Gura have filed responses generally denying our allegations and asserting counter-claims. The arbitration was held in February 2008. The parties are currently preparing post-arbitration briefs, after which the parties may prepare reply briefs, which are due April 30, 2008. The arbitrator is expected to render his decision approximately 30 days after the last brief is filed. We believe that the failure to complete the merger, Xcorporeal’s failure to issue us its shares and our proper termination of the license agreement means that Xcorporeal has no rights to the Wearable Kidney technology. However, if the arbitrator decides that the license agreement was not properly terminated and remains in full effect, we would no longer have rights to develop our Wearable Kidney, which is our sole business focus. In that case, we would likely have to cease business operations entirely.
          Pending resolution of the arbitration proceedings, we are not actively pursuing research and development of the Wearable Kidney. Pending resolution of the arbitration, we suspended our research and development efforts with respect to the Wearable Kidney and expect to have no active business operations, although we are continuing to prosecute our patent applications and pursue other steps to protect our intellectual property rights. The arbitration is expected to conclude in the near future, but could take longer, during which time our financial resources may be depleted. Even if the arbitration is ultimately decided in our favor, we may not have the resources at that time to resume our intended business plan. We could require additional financing to complete the arbitration, which we might not be able to obtain on favorable terms, or at all.
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
          We are not profitable and will have to raise additional capital to finance our operations. We generated net losses of $3,275,323 and $1,538,387 during the years ended December 31, 2007 and 2006, respectively. At December 31, 2007, we had an accumulated deficit of $12,837,325 and a working capital deficit of $1,071,479. Our cash flow needs for the year ended December 31, 2007 were provided by 2006 activities, the sale of common stock under a private placement to our Chief Executive Officer ($900,000), our Chief Financial Officer’s affiliates ($15,000) and a director ($6,000) in June 2007, and a $700,000 advance from our Chief Executive Officer in the form of an uncollateralized convertible promissory note in December 2007. During March 2008, our Chief Executive Officer exercised 5,000,000 warrants to purchase common stock at $0.07 per share for a total purchase price of $350,000. We will need additional financing, in the form of debt and/or equity, in order to continue to develop the Wearable Kidney. We cannot assure you that we will be able to obtain such additional financing in the future on terms acceptable to us or at all. Our failure to obtain such financing may have a material adverse effect on our business and could result in our inability to meet our obligations, which could result in a cessation of our operations. Moreover, if we are unable to develop the Wearable Kidney to the point of being commercially marketable, we may have to cease our business operations completely.
          The audited financial statements included as part of this Annual Report contain a “going concern” opinion from our independent auditor. The report of our independent auditors issued in connection with our audited financial statements included in this Annual Report on Form 10-KSB for the year ended December 31, 2007 includes a paragraph which generally provides that the financial statements accompanying such auditor’s report were prepared assuming that we will continue as a going concern, that expresses that our historical operating losses and accumulated deficit raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of our recorded assets and classification of liabilities that might be necessary in the event that we cannot continue in existence. The independent auditor’s report assumes that the establishment of our continued business operations are dependent upon receipt of significant additional financing and our ability to complete the development of the Wearable Kidney and bringing to market. We cannot assure you that we will be able to obtain such financing on terms favorable to us or at all, or establish future profitable operations from the Wearable Kidney or otherwise. If we do not succeed, then we may be forced to discontinue our operations and close our business.
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
          Our directors, executive officers and principal stockholders have voting control. Our directors, executive officers and principal stockholders beneficially own approximately 78.5% of our outstanding common stock. As a result of such ownership, such persons will be in a position to exercise significant control with respect to our affairs and the election of directors and may delay or prevent an acquisition. If these stockholders were to sell a substantial number of shares of our common stock, the market price of our common stock could decline.
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
          On January 22, 2007, Xcorporeal filed a statement of claims in the arbitration proceeding. In this statement, Xcorporeal alleges that we breached several provisions of the merger agreement and engaged in interference with Xcorporeal’s contractual relations and prospective economic business advantage. In addition, Xcorporeal has alleged that we improperly terminated the license agreement and that it has retained the exclusive right to use our technology. On February 5, 2007, we filed a response to Xcorporeal’s statement of claims denying that we breached the merger agreement and asserting, among other things, that we properly terminated the license agreement and that the license agreement does not by its own terms and the meaning of the agreements survive the success or failure of the merger or Xcorporeal’s issuance to us of its shares. In this response, we asserted counterclaims against Xcorporeal for fraud, rescission, reformation, breach of contract, unjust enrichment and defamation. We amended our response on March 9, 2007 and on April 4, 2007 to add our claims against Peizer and Gura and have now stated claims and counterclaims against Xcorporeal and Peizer for fraud and defamation; against Gura for fraudulent concealment and violation of California Labor Code Section 2860; against Xcorporeal for rescission, reformation and breach of contract; and against Xcorporeal, Peizer and Gura for conversion, intentional interference with prospective economic advantage, intentional interference with contractual relations, unfair business practices, unfair competition, misappropriation of trade secrets and conspiracy. Xcorporeal, Peizer and Gura have filed responses generally denying our allegations and asserting counter-claims.
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
          The arbitration was held from February 11, 2008 through February 29, 2008. At the conclusion of the arbitration, the arbitrator established a briefing schedule under which each party will submit post-hearing briefs by April 15, 2008. Each side may also submit a reply brief, which will be due not later than April 30, 2008. It is presently anticipated that the arbitrator will render his decision in or around late May, 2008. The Company expects that the arbitrator’s decision will determine the issues related to the status of the license agreement and the right to use the Company’s technology.

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
          The following table sets forth quotations for the high and low closing sale prices for the common stock for the periods indicated below, based upon quotations between dealers, without adjustments for stock splits, dividends, retail mark-ups, mark-downs or commissions, and therefore, may not represent actual transactions:

	High	Low

Year Ended December 31, 2007
First Quarter	$0.36	$0.22
Second Quarter	$0.36	$0.15
Third Quarter	$0.22	$0.08
Fourth Quarter	$0.17	$0.07

Year Ended December 31, 2006
First Quarter	$0.82	$0.43
Second Quarter	$0.72	$0.45
Third Quarter	$0.70	$0.25
Fourth Quarter	$0.61	$0.28
          As of March 17, 2008, our authorized capital stock consisted of 125,000,000 shares of common stock, par value $0.01 per share and 5,000,000 shares of preferred stock, par value $0.01 per share. As of March 17, 2008, there were issued and outstanding 59,191,252 shares of common stock held by approximately 436 holders of record. There were no shares of preferred stock issued and outstanding.
Equity Compensation Plan Information
          The following is a summary of all of our equity compensation plans and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2007:

			(C)
			Number of Securities
	(A)	(B)	Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding	Plans (excluding
	Outstanding Options,	Options, Warrants	securities reflected in
	Warrants and Rights	and Rights	column (A))
Equity compensation plans approved by security holders	990,000	$0.24	10,000 (1)

Equity compensation plans not approved by security holders	3,980,000	$0.59	N/A

Totals	4,970,000	$0.52	10,000 (1)

(1)	Represents shares available under the Company’s 1998 Stock Option Plan.

Dividend Policy
          We have not declared or paid any dividend since inception on our common stock. We do not anticipate that any dividends will be declared or paid in the future on our common stock.
          Our transfer agent is Colonial Stock Transfer, 66 Exchange Place, Salt Lake City, Utah 84111, (801) 355-5740.
Recent Sales of Unregistered Securities
          On March 4, 2008, Robert Snukal exercised warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.07 per share.
Item 6. Management’s Discussion and Analysis or Plan of Operation
          Pending resolution of the arbitration with Xcorporeal, Peizer and Gura, we suspended our research and development efforts with respect to the wearable artificial kidney and have no active business operations. However, we believe we will ultimately prevail on the merits of the arbitration and are continuing to prosecute our patents and are taking other steps to perfect our intellectual property rights.
          Our plan of operation is to complete the clinical studies in humans with the Wearable Artificial Kidney in order to apply to the FDA for permission to market the device.
          We do not currently have sufficient working capital to meet our obligations. Therefore, we must obtain funding immediately from outside sources. Our cash flow needs for the year ended December 31, 2007 were provided by 2006 activities, the sale of common stock under a private placement to our Chief Executive Officer ($900,000), our Chief Financial Officer’s affiliates ($15,000) and a director ($6,000) in June 2007, and a $700,000 advance from our Chief Executive Officer in the form of an uncollateralized convertible promissory note in December 2007. During March 2008, our Chief Executive Officer exercised 5,000,000 warrants to purchase common stock at $0.07 per share for a total purchase price of $350,000. We cannot assure you that we will be successful now or in the future in obtaining any additional capital on terms favorable to us or at all. The failure to obtain such capital will have a material adverse effect on our financial condition and operations.
Short Term Goals
•	achieve a favorable outcome in the arbitration with Xcorporeal.

•	continue to pursue financing opportunities, including from our existing directors and shareholders.

•	continue the research and development of the Wearable Kidney.
Long Term Goals
•	recapitalize our company by selling equity securities.

•	introduce the first generation of the Wearable Kidney to the marketplace.
Results of Operations for the Years Ended December 31, 2007 and December 31, 2006.
Discontinued Operations — Dialysis clinic:
          On May 31, 2006, Los Angeles Community Dialysis, Inc. (LACD) completed the sale of substantially all of its assets used in the chronic care dialysis clinic. On June 15, 2006, LACD completed the sale of the acute care dialysis unit. The assets sold included property and equipment with a net book value of $357,138 and inventory amounting to $47,165. The decision to sell the dialysis units was based on the determination that it is in the best interest of the stockholders to focus principally on completion of the development and eventual commercial marketing of the wearable artificial kidney for dialysis and other medical applications. The assets used for patients suffering from chronic kidney failure were sold to Kidney Dialysis Center of West Los Angeles, LLC (KDC) pursuant to a purchase and sale agreement for $3,000,000. Of the purchase price, $1,000,000 was received at close, and $2,000,000 was to be paid pursuant to a promissory note which was paid-in-full as of December 31, 2006. In addition to the purchase price, at close, KDC contributed $253,000 towards pay-off of a loan secured by dialysis equipment, and paid $33,767 representing the cost of inventory. The acute care dialysis unit was sold to Dr. Victor Gura and Dr. Ronald Lang for $131,005. The purchase price was satisfied by the Company’s obligation to Dr. Victor Gura of the same amount. As a result of the sale of LACD’s assets, the Company accounted for the business of LACD as a discontinued operation for all periods presented in accordance with SFAS No. 144. Included in income from operations of the discontinued component on the accompanying consolidated statements of operations for the year ended December 31, 2006 is $3,013,469 representing gain on disposal of assets as a result of the sale of LACD assets.
Continuing operations:
          Operating expenses for the year ended December 31, 2007 decreased by 32% to $3,171,491 from $4,672,665 for the year ended December 31, 2006. Total operating expenses include (i) general and administrative expenses, and (ii) research and development expenses as follows:
          General and administrative expenses for the year ended December 31, 2007 decreased 22% to $3,111,631 from $3,981,962 for the year ended December 31, 2006. This net decrease was primarily the result of decreases in non-cash share-based compensation of approximately $2,299,000 and officer bonuses of $175,000, similar items of which were not awarded during 2007, and a decrease in officer salary of $77,000 relating to the former chief financial officer, offset by an increase in legal fees of approximately $1,627,000. Legal fees increased due primarily to the arbitration with Xcorporeal and increased needs in connection with financing and reporting activities.
          The Company incurred $59,890 and $690,703 of research and development expenses during the years ended December 31, 2007 and 2006. Pending resolution of the arbitration with Xcorporeal, Peizer and Gura related to, among other things, the rights to use our Wearable Kidney technology, we suspended our research and development activities. However, in November 2007, we entered into a short-term agreement, which expired on February 1, 2008, to continue research and development efforts previously undertaken by the Technion Research and Development Foundation. These efforts involved additional study and development activities related to the use of sorbents, which trap and evacuate amine and urea materials from dialysis solutions. During 2006, these expenses included: legal fees; payments to three independent consultants and three full time employees working on the project; expenses to conduct internal lab tests; and supplies and materials to construct a model of a wearable artificial kidney. Also, Dr. Gura devoted 80% of his time to the project during 2006 and 80% of his payroll expenses were allocated to research and development expenses. We believe we will ultimately prevail on the merits of the arbitration and are continuing to pursue our patents and are taking other steps to perfect our intellectual property rights.
          We generated a net loss from continuing operations of $3,216,659 and $4,631,397 during the years ended December 31, 2007 and 2006, respectively. This was a result of the operating expenses described above, incurring interest expense totaling $220,874 and $798,957 on the debt described in the liquidity and capital resources section below during the years ended December 31, 2007 and 2006, respectively, receiving other income from a legal settlement of $87,160 during the year ended December 31, 2007, recognizing other income of $61,591 from the reversal of previously over accrued expenses during the year ended December 31, 2007, and the recognition of a $785,999 gain from change in the derivative liability during the year ended December 31, 2006. Losses are expected until such time of resolution of the arbitration with Xcorporeal, Peizer and Gura, and commercial marketing of the wearable artificial kidney.
          At December 31, 2007, the Company had net operating loss carryforwards of approximately $15,868,000 for federal tax purposes, expiring through 2027. The federal net operating loss carryforwards include $3,700,000, which are limited by IRC Section 1502; however, the annual effects of such limitations have not been determined. In addition, the Company had net operating loss carryforwards of approximately $9,065,000 for state tax purposes, which begin to expire in 2017.
          Liquidity and Capital Resources.
          Cash and cash equivalents were $709,579 as of December 31, 2007, as compared to $1,730,907 as of December 31, 2006. We do not have sufficient working capital to meet our obligations. Therefore, we must obtain funding immediately. During March 2008, our Chief Executive Officer exercised 5,000,000 warrants to purchase common stock at $0.07 per share for a total purchase price of $350,000. We cannot assure you that we will be successful now or in the future in obtaining any additional capital on terms favorable to us or at all. The failure to obtain such cash will have a material adverse effect on our financial condition and operations.

          Our cash flow needs for the year ended December 31, 2007 were provided by 2006 activities, the sale of common stock under a private placement to our Chief Executive Officer ($900,000), our chief Financial Officer’s affiliates ($15,000) and a director ($6,000) in June 2007, and a $700,000 advance from our Chief Executive Officer in the form of an uncollateralized convertible promissory note in December 2007. For the year ended December 31, 2006, our cash flow needs were primarily provided from operations of the chronic and acute care dialysis clinic, advances from shareholders, proceeds from the exercise of options and warrants, and the sale of common stock, proceeds from the sale of assets used in the chronic and acute care dialysis clinic, and reimbursement of expenses from Xcorporeal in accordance with the terms of the license agreement. We had a working capital deficit of $1,071,479 at December 31, 2007. We had working capital of $457,157 at December 31, 2006.
          At December 31, 2007, the ratio of current assets to current liabilities was 0.42 to 1.00 compared to 1.31 to 1.00 at December 31, 2006.
          As of December 31, 2007, we had borrowings in the amount of $523,727 net of a discount of $176,273, all of which was current. As of December 31, 2006, we had borrowings in the aggregate amount of $366,092 net of a discount of $181,541, all of which was current, and all of which was repaid during April 2007. Borrowings as of December 31, 2007 increased by $157,635 compared to December 31, 2006.
          On December 26, 2007, the Company entered into a $700,000 uncollateralized convertible promissory note with an officer and director, bearing interest at 6% per annum, payable on December 31, 2008. The note becomes immediately payable upon the consummation of a change of control transaction, which is defined as (i) a reorganization, consolidation or merger (or similar transaction or series of related transactions) of the Company with or into any other entity, or a sale or exchange of outstanding shares, any of which results in the shareholders of the Company immediately prior to the transaction owning less than 50% of the surviving entity of such transaction or transactions, or (ii) a sale of all or substantially all of the assets of the Company. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company’s common stock at a conversion price of $0.07 per share at any time. In connection with this note, the Company issued warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.07 per share. The warrants expire in seven years. The relative fair value of the warrants amounting to $179,163 was determined at the time of issuance using the Black-Scholes option-pricing model, was recorded as additional paid-in capital, reduced the initial carrying value of the note, and is being amortized to interest expense over the term of the note using the straight-line method. For the year ended December 31, 2007, the Company recognized $2,890 of amortized discount in interest expense. The unamortized discount as of December 31, 2007 amounted to $176,273.
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
          On March 27, 2006, the Company entered into a $50,000 uncollateralized convertible promissory note with a director, bearing interest at 8% per annum, payable on March 27, 2007. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company’s common stock at a conversion price of $0.48 per share. The Company repaid $45,000 of this loan during July 2006 and $5,000 of this loan during April 2007.
          On April 25, 2006, the Company entered into a $600,000 uncollateralized convertible promissory note with a director, bearing interest at 8% per annum, payable on April 25, 2007. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company’s common stock at a conversion price of $0.32 per share at any time. The Company evaluated the convertible debenture in accordance with EITF No.s 98-5 and 00-27, and it was determined that the embedded conversion option within the debenture is beneficial to the holder because the conversion price of $0.32 per share was lower than the market price on the commitment date. The intrinsic value of the conversion option was calculated to be $581,250 and has been recognized as a reduction to the carrying amount of the debenture and as additional paid-in capital. This reduction to the carrying amount of the debenture, or discount, is being amortized to interest expense on the straight-line method over the term of the convertible promissory note. For the years ended December 31, 2007 and 2006, the Company recognized $181,541 and $399,709 of amortized discount in interest expense, respectively. The Company repaid this loan during April 2007.
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
          Convertible debt with stock purchase warrants — We have issued convertible debt with non-detachable conversion features and detachable warrants. The values assigned to the warrants and embedded conversion feature of the debt is based on the guidance of EITF No. 98-5, “Accounting for convertible Securities with Beneficial Conversion Features or contingently Adjustable Conversion Rations”, EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments of the FASB’s Emerging Issues Task Force”. The non-detachable conversion feature and detachable warrants are recorded as a discount to the related debt either as additional paid-in capital or a derivative liability, depending on the guidance, using the intrinsic value method or relative fair value method, respectively. The debt discount associated with the warrants and embedded beneficial conversion feature, if any, is amortized to interest expense over the life of the debenture or upon earlier conversion of the debenture using either the effective yield method or the straight-line method, as appropriate.
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
          Until May 31, 2006 when the operations of the dialysis clinic were discontinued following the sale of substantially all of its assets, medical service revenue was recognized in the period the service was performed. The amount of revenue recognized was based on approved fee schedules of third-party payors of the patient receiving dialysis services, including Medicare, Medi-Cal, commercial insurance companies and contracted hospitals for inpatient dialysis services.

          Income taxes — We account for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statement.
          Contingencies — We assess contingent liabilities, and such assessment inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.
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
          Recently Issued Accounting Pronouncements
          In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (ARB) No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, which was previously referred to as the minority interest, and also establishes standards of accounting for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect of SFAS No. 160 on its consolidated financial position, results of operations or cash flows.
          In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The Company has not yet determined the effect of SFAS No. 159 on its consolidated financial position, results of operations or cash flows.

          In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements, the board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This statement is effective for all financial instruments issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, on December 14, 2007, the FASB issued proposed FASB Staff Position (FSP) FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company has not yet determined the effect of SFAS No. 159 on its consolidated financial position, results of operations or cash flows.
          In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), “Business Combinations”. SFAS No. 141R replaces SFAS 141. This statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. This statement applies prospectively to business combinations for which the acquisition dates are on or after the start of the first year beginning on or after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect of SFAS No. 141R on its consolidated financial position, results of operations or cash flows.

Item 7.	Financial Statements
          The financial statements required by this Item 7 are included elsewhere in this Annual Report and incorporated herein by this reference.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          On January 30, 2007, we were informed by Pohl, McNabola, Berg & Co., LLP, then our independent registered public accounting firm, that it had consummated a merger with Helin, Donovan, Trubee & Wilkinson, LLP and, as a result, we appointed the merged successor firm, PMB Helin Donovan, LLP, as our independent registered accounting firm. The information required by this Item 8 has been previously reported on Form 8-K, as amended.

Item 8A	(T) Controls and Procedures
          Disclosure Controls and Procedures
          Our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.
          Management’s Annual Report on Internal Control Over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to ensure that material information regarding our operations is made available to management and the board of directors to provide them reasonable assurance that the published financial statements are fairly presented. There are limitations inherent in any internal control, such as the possibility of human error and the circumvention or overriding of controls. As a result, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. As conditions change over time so too may the effectiveness of internal controls.
          Our management, with the participation of our chief executive officer and chief financial officer, has evaluated our internal control over financial reporting as of December 31, 2007 based on the framework in Internal

Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
          This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
          Changes in Internal Control Over Financial Reporting
          There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
          The following sets forth the names, ages and principal positions of our current directors and executive officers:

Name	Age	Position

Leonardo Berezovsky, M.D.	64	Chairman of the Board of Directors, Chief Financial Officer
Robert M. Snukal	65	Chief Executive Officer, President and Director
Ronald P. Lang, M.D.	58	Executive Vice-President, Secretary and Director
Jose Spiwak, M.D.	63	Director
          Leonardo Berezovsky, M.D., has been a director since 2003, Chairman since 2005, and Chief Financial Officer since March 2007. Dr. Berezovsky is the Chairman and CEO of AssistMed, Inc., which utilizes proprietary technology to deliver integrated solutions for online clinical documentation and related business processes within the healthcare industry. In addition, Dr. Berezovsky was the Co-Founder, Chairman and CEO of AHI Healthcare Systems, Inc., a managing company for primary care physicians and comprehensive healthcare delivery networks. AHI completed a public offering and was later sold via merger to FPA Medical Management, Inc. in 1997. Dr. Berezovsky was also the co-founder, Chairman and CEO of Fiberspace, Inc., an optical networking concern that manufactured innovative fiber optic components for the telecommunications and oil and gas industries. Dr. Berezovsky completed his training in Internal Medicine and Cardiology at the Cleveland Clinic in Cleveland, Ohio, and practiced at Cedars Sinai Medical Center in Los Angeles, California. Dr. Berezovsky received his bachelor’s degree in 1960 and M.D. in 1968 from the Universidad de Rosario in Rosario, Argentina.

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
Audit Committee
          The members of the Audit Committee of our Board of Directors are Ronald P. Lang, M.D. and Jose Spiwak M.D. The Audit Committee of our Board of Directors currently does not have a member that qualifies as an “audit committee financial expert” as that term is defined in Item 401(e) of Regulation S-B.
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
Compliance with Section 16(a) of the Securities Exchange Act of 1934.
          Section 16(a) of the Exchange Act requires its directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on a review of copies of such forms we have received and other information provided to us, Section 16(a) reports applicable to our officers, directors and greater-than-10% shareholders were timely filed during the year ended December 31, 2007.

Item 10. Executive Compensation
Summary Compensation Table
          The following table sets forth certain information concerning compensation of our Chairman of the Board and Chief Financial Officer, Chief Executive Officer and President, and Executive Vice President and Secretary (collectively, the “named executive officers”) for the years ended December 31, 2007 and 2006:

									Nonqualified
								Non-Equity	Deferred	All
					Stock	Option		Incentive Plan	Compensation	Other
		Salary		Bonus	Awards	Awards		Compensation	Earnings	Compensation	Total
Name	Year	($)		($)	($)	($)*		($)	($)	($)	($)

Leonardo Berezovsky (Chairman of the Board, CFO)(2)	2007	0	(12)	0	0	40,139	(9)	0	0	0	40,139
	2006	0		0	0	437,450	(1)(8)	0	0	0	437,450

Robert M. Snukal (CEO, President, Director)(2)	2007	0	(12)	0	0	86,528	(10)	0	0	0	86,528
	2006	0		175,000 (3)	221,563 (4)	873,700	(5)(8)	0	0	0	1,270,263 (6)

Ronald Lang, M.D. (Executive V.P., Secretary, Director)	2007	0		0	0	8,028	(11)	0	0	0	8,028
	2006	10,431		0	0	114,950	(7)(8)	0	0	0	125,381

*	Represents dollar amount recognized for financial statement reporting purposes in accordance with FAS 123(R). See the 2007 Consolidated Financial Statements for a discussion of valuation assumptions.

(1)	Includes options to purchase 1,000,000 shares of common stock at an exercise price of $0.65 per share. These options are currently underwater.

(2)	Mr. Snukal was appointed as Chief Executive Officer and President in December 2005. Mr. Berezovsky was appointed as Chief Financial Officer in March 2007.

(3)	At his election, in August 2006, Mr. Snukal accepted 530,303 shares of the Company’s common stock in exchange for a cash payment of this bonus.

(4)	Represents 443,126 shares of common stock issued to Mr. Snukal in exchange for his successfully negotiating settlements with creditors that resulted in extinguishment of over $370,000 of long-term debt and over $21,000 of trade payables.

(5)	Includes ten-year options to purchase 2,000,000 and 50,000 shares of common stock at exercise prices of $0.65 and $0.07 per share, respectively. Of these options, 2,000,000 are currently underwater and the other 50,000 (which vested in 2006) were issued in connection with Mr. Snukal’s joining our Board of Directors in 2003.

(6)	Represents all non-cash compensation. See footnotes 2-4 above.

(7)	Includes 10-year options to purchase 250,000 shares of common stock at an exercise price of $0.65 per share. These options are currently underwater.

(8)	Includes $7,450 relating to options to purchase 20,000 shares of common stock at an exercise price of $0.62, which were granted to each director in exchange for services in that capacity. These options are currently underwater.

(9)	Includes options to purchase 250,000 shares of common stock at an exercise price of $0.25 per share. These options are currently underwater.

(10)	Includes options to purchase 500,000 shares of common stock at an exercise price of $0.25 per share. These options are currently underwater.

(11)	Includes options to purchase 50,000 shares of common stock at an exercise price of $0.25 per share. These options are currently underwater.

(12)	Effective August 9, 2007, we established the National Quality Care, Inc. Deferred Compensation Plan (the “Plan”) in recognition of services currently being performed without cash compensation by Robert Snukal in his capacity as Chief Executive Officer, and Leonardo Berezovsky in his capacity as Chief Financial Officer (the “Participants”), and to encourage their continued performance of services. In accordance with the Plan, each Participant shall become entitled to payment of a benefit upon the occurrence of a change in control or a qualified financing. A change in control is defined in the Plan as any of the following:
(a)	The direct or indirect transfer of the legal or equitable ownership of more than 50% of the Company’s outstanding common stock or any other class of stock representing more than 50% of the aggregate voting power of all classes of stock to an individual or entity;
(b)	A merger or consolidation of the Company with any other company (other than a subsidiary of the Company) pursuant to which the resulting aggregate ownership of the Company (or of the parent or surviving company resulting from such merger or consolidation) held by or attributable to those persons who were stockholders of the Company immediately prior to such merger or consolidation is less than 50% of the common stock or any other class of stock representing less than 50% of the aggregate voting power of all classes of stock of the Company (or of the parent or surviving corporation resulting from such merger or consolidation) outstanding as a result of such merger or consolidation;
(c)	The sale, transfer or other disposition, in one or a series of related transactions, of all or substantially all of the Company’s assets; or
(d)	The grant of an exclusive long-term license of the intellectual property of the Company.
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
          We have no employment agreements with our current named executive officers.

          The following table sets forth certain information concerning outstanding equity awards held by our named executive officers at December 31, 2007:
Outstanding Equity Awards at 2007 Fiscal Year-End

Option Awards					Stock Awards

									Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
			Equity					Awards:	Market or
			Incentive				Market	Number of	Payout value
			Plan Awards:				value of	Unearned	of Unearned
	Number of	Number of	Number of			Number of	Shares or	shares,	Shares,
	Securities	Securities	Securities			Shares or	Units of	Units or	Units or
	Underlying	Underlying	Underlying			Units of	Stock That	Other Rights	Other Rights
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Have Not	That Have	That Have
	Options (#)	Options (#)	Unearned	Exercise	Expiration	have Not	Vested	Not Vested	Not Vested
Name	Exercisable(1)	Unexercisable	options (#)	Price ($)	date	Vested (#)	($)	(#)	($)

Leonardo Berezovsky	200,000	0	0	0.52	3/4/16	0	0	0	0
	1,000,000	0	0	0.65	4/19/16	0	0	0	0
	5,000	0	0	0.62	1/2/2016	0	0	0	0
	5,000	0	0	0.62	4/3/2016	0	0	0	0
	5,000	0	0	0.62	7/1/2016	0	0	0	0
	5,000	0	0	0.62	10/1/2016	0	0	0	0
	250,000	0	0	0.25	5/3/2017	0	0	0	0

Robert Snukal	200,000	50,000 (2)	0	0.07	2/12/09	0	0	0	0
	400,000	0	0	0.52	3/4/16	0	0	0	0
	2,000,000	0	0	0.65	4/19/16	0	0	0	0
	5,000	0	0	0.62	1/2/2016	0	0	0	0
	5,000	0	0	0.62	4/3/2016	0	0	0	0
	5,000	0	0	0.62	7/1/2016	0	0	0	0
	5,000	0	0	0.62	10/1/2016	0	0	0	0
	500,000	0	0	.0.25	5/3/2017	0	0	0	0

Ronald Lang	250,000	0	0	0.65	4/19/16	0	0	0	0
	5,000	0	0	0.62	1/2/2016	0	0	0	0
	5,000	0	0	0.62	4/3/2016	0	0	0	0
	5,000	0	0	0.62	7/1/2016	0	0	0	0
	5,000	0	0	0.62	10/1/2016	0	0	0	0
	50,000	0	0	0.25	5/3/2017	0	0	0	0

(1)	All of these options are currently underwater, except for 200,000 of those held by Mr. Snukal.

(2)	These options became exercisable on February 12, 2008.

     The following table sets forth certain information concerning compensation paid for services as our directors during the fiscal year December 31, 2007:
2007 Director Compensation

	Fees Earned or
	paid in
	Cash		Option	All Other	Total
Name	($)	Stock Awards	Awards(2)	Compensation	($)
Leonard Berezovsky (1)	0	0	0	0	0
Robert Snukal (1)	0	0	0	0	0
Ronald Lang (1)	0	0	0	0	0
Jose Spiwak	0	0	8,028 (3)	0	8,028

(1)	See “Summary Compensation Table” for compensation paid to these executive officers named therein.

(2)	At December 31, 2007, the number of outstanding option awards held by the directors were as follows: L. Berezovsky — 1,470,000, R. Snukal — 3,170,000, R. Lang — 320,000, J. Spiwak — 70,000.

(3)	Represents options to purchase 50,000 shares of common stock at an exercise price of $0.25 per share.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The following table reflects, as of March 17, 2008, based on 59,191,252 shares outstanding, the beneficial ownership of our common stock by: (a) each director of the Company, (b) each executive officer named in the Summary Compensation Table in this Annual Report, (c) each person (or group of affiliated persons) known by us to be the beneficial owner of 5% or more of our common stock, and (d) all current executive officers and directors of the Company as a group:

	Number of		Percentage of
	Shares		Shares
	Beneficially		Beneficially
Name and Address of Beneficial Owner	Owned(1)		Owned

Robert M. Snukal	28,651,776	(2)	44.0%

Victor Gura	15,497,250	(3)	26.1%

Leonard Berezovsky	4,499,973	(4)	7.4%

Ronald P. Lang	3,658,449	(5)	6.1%

Jose Spiwak	1,376,250	(6)	2.3%

Executive officers and directors as a group (4 persons)	38,186,448	(7)	56.9%

(1)	Such persons have sole voting and investment power with respect to all shares of Common Stock shown as being beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table.

(2)	Includes 5,982,500 shares subject to options and warrants held by Mr. Snukal which are exercisable or become exercisable within 60 days after March 17, 2008.

(3)	Includes 800,000 shares held by Medipace Medical Group, Inc., an affiliate of Dr. Gura. Also includes 250,000 shares subject to warrants held by Dr. Gura which are currently exercisable.

(4)	Includes 1,319,556 shares held by the Leonardo Berezovsky Revocable Family Trust of which 1,219,556 shares are common stock and 100,000 shares are subject to warrants which are currently exercisable. Dr. Berezovsky is a trustee of the Family Trust and he has voting and investment power with respect to the shares held by the Family Trust. Also includes 1,470,000 shares subject to options held by Dr. Berezovsky which are exercisable or become exercisable within 60 days after March 17, 2008.

(5)	Includes 800,000 shares held by Medipace Medical Group, Inc., an affiliate of Dr. Lang. Also includes 320,000 shares subject to options held by Dr. Lang which are exercisable or become exercisable within 60 days after March 17, 2008.

(6)	Includes 88,750 shares subject to options and warrants held by Dr. Spiwak which are exercisable or become exercisable within 60 days after March 17, 2008.

(7)	Includes 7,961,250 shares subject to options and warrants held by current officers and directors as a group which are exercisable or become exercisable within 60 days after March 17, 2008.
Item 12. Certain Relationships and Related Transactions and Director Independence
          2007 Convertible Note with Warrants. On December 26, 2007, we entered into a $700,000 uncollateralized convertible promissory note with Mr. Snukal, our Chief Executive Officer, president and a director. The note bears interest at 6% per annum, is convertible into common stock at $0.07 per share and is payable on December 31, 2008. The note becomes immediately payable upon the consummation of a change of control transaction. In connection with this note, we issued warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.07 per share. The warrants expire in seven years. The relative fair value of the warrants amounting to $179,163 was determined at the time of issuance using the Black-Scholes option-pricing model, was recorded as additional paid-in capital, reduced the initial carrying value of the note, and is being amortized to interest expense over the term of the note using the straight-line method. For the year ended December 31, 2007, the Company recognized $2,890 of amortized discount in interest expense. The unamortized discount as of December 31, 2007 amounted to $176,273.
          2006 Convertible Notes. In March 2006, we issued $50,000 principal amount of convertible notes to Dr. Berezovsky, our Chairman of the Board and Chief Financial Officer, and $1,100,000 principal amount of convertible notes to Mr. Snukal. The notes, which were due March 27, 2007, bear interest at a rate of 8% per annum and were convertible into common stock at $0.48 per share. The note held by Dr. Berezovsky was repaid $45,000 during July 2006, and $5,000 during April 2007. The note held by Mr. Snukal was repaid in July 2006.
          In April 2006, we issued a $600,000 principal amount convertible note to Mr. Snukal. The note bears interest at 8% per annum, was convertible into common stock at $0.32 per share and was due April 25, 2007. We repaid this loan during April 2007.
          2007 Equity Issuances.
          In June 2007, we completed a private placement of an aggregate of 5,756,250 Units (the “Units”) at a purchase price of $0.16 per Unit, for a total purchase price of $921,000. Each Unit consists of one share of common stock of the Company and one warrant to purchase one-half of a share of common stock of the Company at an exercise price of $0.16 per share. The warrants are exercisable immediately upon issuance and expire upon the first to occur of (i) seven years following the date of issuance, (ii) the closing of a firmly underwritten public offering or (iii) upon a sale of the Company. The purchasers of the Units are: Mr. Snukal, 5,625,000 Units; Mr. Spiwak, director, 37,500 Units; The Leonardo Berezovsky Charitable Trust, 46,875 Units; and The Karen and Sonia Berezovsky Charitable Trust, 46,875 Units. Mr. Berezovsky is the trustee of The Leonardo Berezovsky Charitable Trust and The Karen and Sonia Berezovsky Charitable Trust.
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
          In July 2006, we issued 200,000 shares of common stock with a fair market value of $112,000 to the then Chief Financial Officer, Dr. Gura, as a bonus.

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
          Due to Stockholder. As of December 31, 2007 and 2006, we owed $4,854 and $5,000, respectively, to Dr. Gura which is due on demand. No interest is charged on this advance.
          Receivables from Stockholders.
               Note Receivable — As of December 31, 2007 and 2006, we were owed $43,027 and $42,195, respectively, from Medipace Medical Group, Inc., a company in which our former chief financial officer and current shareholder of the Company is a majority shareholder. This note receivable is presented in the condensed consolidated balance sheet as an offset to stockholders’ equity. Interest earned on this note receivable amounted to $832 and $7,399 for the years ended December 31, 2007 and 2006, respectively.
               Receivable — As of December 31, 2006, we were owed $4,200 from a stockholder. This receivable was presented in the balance sheet as an offset to stockholders’ equity and was paid during March 2007.
               Subscription Receivables — As of December 31, 2007, we were owed $6,788, including accrued interest of $288, from three stockholders and directors who participated in the private placement as described above under the section entitled “2007 Equity Issuances”. Interest earned on these subscription receivables amounted to $11,489 for the year ended December 31, 2007. These subscription receivables were paid during the first quarter of 2008.
          Sale of Dialysis Center. On May 31, 2006, we closed on the sale of substantially all of the assets used in our chronic care dialysis facility, Los Angeles Community Dialysis, Inc., to Kidney Dialysis Center of West Los Angeles LLC (“KDC”). KDC was a newly-formed California limited liability company organized for the purpose of making the acquisition. Victor Gura, our then chief financial officer, and Ronald Lang, our executive vice president, secretary and a director, owned an aggregate 20% interest in KDC. In addition, Drs. Gura and Lang were co-medical directors on behalf of KDC and compensated for such services at the rate of $2,500 per month. The $3,000,000 purchase price was paid as follows: (i) $1,000,000 in cash at closing and (ii) a promissory note in the principal amount of $2,000,000, bearing interest at six percent per annum. In addition to the purchase price, at close, KDC contributed $253,000 towards pay-off of a loan secured by dialysis equipment, and paid $33,767 representing the cost of inventory. As required, KDC reduced the principal owing under the note by $1,000,000 by August 29, 2006. The last payment under the note was made in late 2006.
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
          Laboratory services. Until the sale of the dialysis clinic, we obtained laboratory services from an entity controlled by a former officer and current shareholder of the Company. Laboratory service fees charged by the entity for the year ended December 31, 2006 were $26,789.
          Office space. We leased our corporate administrative offices through December 1, 2006 on a month-to-month basis from Medipace Medical Group, Inc., a company in which our former chief financial officer and current shareholder of the Company is a majority shareholder. Total rent paid by us for the years ended December 31, 2006 $16,800.
Director Independence
          Jose Spiwak qualifies as an independent director under the independence standards of the Nasdaq Stock Market (Rule 4200(a)(15)).

Item 13.	Exhibits

Exhibit No.	Description

2.1	Agreement for Exchange of Stock dated May 11, 1996, by and among the Company, Los Angeles Community Dialysis, Inc., Victor Gura, M.D., Avraham H. Uncyk, M.D. and Ronald P. Lang, M.D. (1)

3.1	Restated Certificate of Incorporation (2)

3.2	Bylaws (2)

10.1	Employment Agreement between the Company and Victor Gura, M.D., April 12, 1996 (3)

10.2	1996 Employee Compensation Stock Option Plan (4)

10.3	1996 Stock Option Plan (5)

10.4	1998 Stock Option Plan (6)

10.5	Technology Purchase Agreement, dated as of December 18, 2001, between the Company and Victor Gura, M.D. (7)

10.6	Non-Qualified Stock Option Agreement, dated as of December 18, 2001, between the Company and Victor Gura, M.D. (7)

10.7	Non-Qualified Stock Option Agreement, dated as of December 18, 2001, between the Company and Ronald P. Lang, M.D. (7)

10.8	Employment Agreement, dated as of January 1, 2005, between the Company and Victor Gura.

10.9	Purchase and Sale Agreement, dated May 31, 2006, between Los Angeles Community Dialysis, Inc., a California corporation, Ronald Lang, M.D. and Victor Gura, M.D., on the one hand, and Los Angeles Kidney Dialysis Center, LLC. on the other hand. (8)

10.10	License Agreement, dated as of September 1, 2006, between the Company and Xcorporeal, Inc. (9)

10.11	Merger Agreement, dated as of September 1, 2006, among the Company, NQCI Acquisition Corporation and Xcorporeal, Inc. (9)

10.12	Form of Subscription Agreement (10)

10.13	Form of Promissory Note (10)

10.14	Form of Warrant (10)

10.15	Deferred Compensation Plan (11)

10.16	Convertible Promissory Note dated December 26, 2007 issued to Robert Snukal (12)

10.17	Warrant dated December 26, 2007 issued to Robert Snukal (12)

14.1	Code of Ethics. (13)

23.1	Consent of PMB Helin Donovan, LLP.

31.1	Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

1.	Incorporated by reference herein to its Current Report on Form 8-K dated May 24, 1996.

2.	Incorporated by reference herein to its Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1996.

3.	Incorporated by reference herein to its Annual Report on Form 10-KSB for the year ended December 31, 1996.

4.	Incorporated by reference herein to its Registration Statement on Form S-8 dated April 6, 1996.

5.	Incorporated by reference herein to its Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1996.

6.	Incorporated by reference herein to its Registration Statement on Form S-8 dated March 5, 1999.

7.	Incorporated by reference herein to its Annual Report on Form 10-KSB for the year ended December 31, 2001.

8.	Incorporated by reference herein to its Current Report on Form 8-K dated June 5, 2006.

9.	Incorporated by reference herein to its Annual Report on Form 10-KSB for the year ended December 31, 2006.

10.	Incorporated by reference herein to its Current Report on Form 8-K dated June 22, 2007.

11.	Incorporated by reference herein to its Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007.

12.	Incorporated by reference herein to its Current Report on Form 8-K dated December 26, 2007.

13.	Incorporated by reference herein to its Annual Report on Form 10-KSB for the year ended December 31, 2003.

Item 14.	Principal Accountant Fees and Services
          The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, PMB Helin Donovan, LLP (formerly known as Pohl, McNabola, Berg & Co., LLP) (“PMB”):

	For the Year Ended December 31,
	2007	2006

Audit fees	$32,500	$60,112
Audit-related fees	$25,170	$19,500
Tax fees	$6,500	$8,000
All other fees	$0	$0

Total fees	$64,170	$87,612

          “Audit-related fees” consisted of fees for the review of financial statements included in the Company’s quarterly reports on Form 10-QSB.
          “Tax fees” consisted of fees for the preparation of the Company’s 2006 and 2005 federal and state income tax returns.
          The Audit Committee of our Board of Directors is responsible for approving every engagement of PMB to perform audit or non-audit services for us before PMB is engaged to provide those services. The Audit Committee’s pre-approval policy provides as follows:
•	First, once a year when the base audit engagement is reviewed and approved, management will identify all other services (including fee ranges) for which management knows it will engage PMB for the next 12 months. Those services typically include quarterly reviews, specified tax matters, certifications to the lenders as required by financing documents, consultation on new accounting and disclosure standards and, in future years, reporting on management’s internal controls assessment.

•	Second, if any new “unlisted” proposed engagement comes up during the year, engagement will require specific approval of the Audit Committee.

National Quality Care, Inc.
Consolidated Financial Statements
December 31, 2007

Report of Independent Registered Public Accounting Firm
To the Stockholders’
National Quality Care,
Inc. Beverly Hills, California
We have audited the accompanying consolidated balance sheet of National Quality Care, Inc. (“NQCI”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Quality Care, Inc. as of December 31, 2007, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, for the year ended December 31, 2007, the Company experienced a net loss from operations of $3,275,323, and the Company has an accumulated deficit of $12,837,325. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also discussed in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP
San Francisco, California
March 25, 2008

National Quality Care, Inc.
Consolidated Balance Sheet
December 31, 2007

ASSETS
CURRENT ASSETS
Cash	$709,579
Prepaid expenses and other assets	45,038
Prepaid expenses and other assets — discontinued operations	31,330

TOTAL CURRENT ASSETS	785,947

OTHER ASSETS
Technology rights, net of accumulated amortization of $30,442	69,558

TOTAL ASSETS	$855,505

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,210,865
Accounts payable and accrued expenses— discontinued operations	74,230
Due to stockholders — discontinued operations	4,854
Debt, net of discount of $176,273	523,727
Derivative liability	43,750

TOTAL CURRENT LIABILITIES	1,857,426

CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $.01 par value; 125,000,000 shares authorized; 54,191,252 issued and outstanding	541,913
Additional paid-in capital	11,343,306
Receivables from stockholders, net	(49,815)
Accumulated deficit	(12,837,325)

TOTAL STOCKHOLDERS’ DEFICIT	(1,001,921)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$855,505

The accompanying notes are an integral part of these consolidated financial statements.

National Quality Care, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006

	2007	2006
OPERATING EXPENSES
General and administrative, including share-based compensation of $150,994 and $2,449,500 for the years ended December 31, 2007 and 2006, respectively, and net of $115,958 reimbursed under the license agreement for the year ended December 31, 2006	$3,111,631	$3,981,962
Research and development, including share-based compensation of $112,000 for the year ended December 31, 2006, and net of $1,066,401 reimbursed under the license agreement for the year ended December 31, 2006	59,860	690,703

TOTAL OPERATING EXPENSES	3,171,491	4,672,665

LOSS FROM OPERATIONS	(3,171,491)	(4,672,665)

OTHER INCOME (EXPENSE)
Interest expense	(220,874)	(798,957)
Interest income	26,955	45,840
Gain from change in derivative liability	—	785,999
Other income	148,751	8,386

TOTAL OTHER INCOME (EXPENSE)	(45,168)	41,268

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES ON INCOME	(3,216,659)	(4,631,397)

TAXES ON INCOME	—	—

LOSS FROM CONTINUING OPERATIONS	(3,216,659)	(4,631,397)

DISCONTINUED OPERATIONS
Income (loss) from operations of the discontinued component, including gain on disposal of $3,013,469 in 2006	(58,664)	3,093,010
Taxes on income	—	—

Net gain (loss) on discontinued operations	(58,664)	3,093,010

NET LOSS	$(3,275,323)	$(1,538,387)

Earnings (Loss) per weighted average share of common stock outstanding — basic and diluted
From continuing operations	$(0.06)	$(0.10)
From discontinued operations	—	0.07

TOTAL BASIC AND DILUTED LOSS PER SHARE	$(0.06)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic and Diluted	51,734,816	43,500,435

The accompanying notes are an integral part of these consolidated financial statements.

National Quality Care, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2007 and 2006

				Receivables		Total
	Common Stock		Additional	From	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Stockholders	Deficit	Equity (Deficit)

Balance at December 31, 2005	37,909,072	$379,091	$4,268,275	$(63,557)	$(8,023,615)	$(3,439,806)

Sale of common stock	4,613,220	46,132	1,375,118	—	—	1,421,250
Offering costs	—	—	(65,725)	—	—	(65,725)
Stock issued for consulting services	2,020,000	20,200	988,800	—	—	1,009,000
Stock issued for a director successfully negotiating reductions of liabilities	443,126	4,431	217,132	—	—	221,563
Stock issued for CFO bonus	200,000	2,000	110,000	—	—	112,000
Stock issued for director purchase of convertible debt	364,584	3,646	87,500	—	—	91,146
Reclassification of derivative liability	—	—	(43,750)	—	—	(43,750)
Payments from stockholders, net	—	—	—	21,362	—	21,362
Receivables from stockholder	—	—	—	(4,200)	—	(4,200)
Stock issued for exercise of options	1,869,220	18,692	144,680	—	—	163,372
Options issued with convertible debt	—	—	204,000	—	—	204,000
Options issued for director services	—	—	1,441,000	—	—	1,441,000
Stock issued for exercise of warrants	1,500,000	15,000	285,000	—	—	300,000
Warrants issued for consulting services	—	—	57,500	—	—	57,500
Convertible debt beneficial conversion Feature	—	—	581,250	—	—	581,250
Net loss	—	—	—	—	(1,538,387)	(1,538,387)

Balance at December 31, 2006	48,919,222	$489,192	$9,650,780	$(46,395)	$(9,562,002)	$531,575

Sale of common stock	5,756,250	57,563	863,437	—	—	921,000
Reclassification of derivative liability	—	—	581,250	—	—	581,250
Receivables from stockholders	—	—	—	(626,321)	—	(626,321)
Payments from stockholders	—	—	—	622,901	—	622,901
Options issued for director services	—	—	142,724	—	—	142,724
Options issued for consulting services	—	—	8,270	—	—	8,270
Return of share settlement	(484,220)	(4,842)	(82,318)	—	—	(87,160)
Relative fair value of warrants issued with debt	—	—	179,163	—	—	179,163
Net loss	—	—	—	—	(3,275,323)	(3,275,323)

Balance at December 31, 2007	54,191,252	$541,913	$11,343,306	$(49,815)	$(12,837,325)	$(1,001,921)

The accompanying notes are an integral part of these consolidated financial statements.

National Quality Care, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing operations
Loss from continuing operations	$(3,216,659)	$(4,631,397)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Amortization of guarantee fee	—	66,535
Amortization of technology rights	4,860	5,737
Amortization of loan discount	184,431	399,709
Interest from options grant	—	204,000
Stock-based compensation — consultant	8,270	1,007,000
Stock-based compensation — directors and employees	142,724	1,548,250
Amortization of deferred director compensation from options grant	—	6,250
Amortization of prepaid interest	13,050	78,096
Gain from change in derivative liability	—	(785,999)
Extinguished liabilities net of costs	—	(9,877)
Legal settlement satisfied by return of common stock	(87,160)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	378	(45,416)
Accounts payable and accrued expenses	823,231	(105,975)

Net cash used in continuing operations	(2,126,875)	(2,263,087)

Discontinued operations
Net (loss) gain on discontinued operations	(58,664)	3,093,010
Adjustments to reconcile net (loss) gain from discontinued operations to net cash provided by (used in) discontinued operating activities:
Depreciation and amortization	—	34,071
Provision for doubtful accounts	—	93,000
Gain on disposal of assets	—	(3,013,469)
Extinguished liabilities net of costs	—	(162,913)
Changes in discontinued operations operating assets and liabilities:
Accounts receivable	14,715	620,607
Supplies inventory	—	2,842
Prepaid expenses and other assets	107,189	(110,578)
Accounts payable and accrued expenses	(26,528)	(1,298,723)

Net cash provided by (used in) discontinued operations	36,712	(742,153)

Net cash used in operating activities	(2,090,163)	(3,005,240)

(Continued)
The accompanying notes are an integral part of these consolidated financial statements.

National Quality Care, Inc.
Consolidated Statements Of Cash Flows (Continued)
For the years ended December 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment on note receivable	—	2,000,000
Receivables from stockholders — $832 for discontinued operations	(12,321)	—
Payments on notes receivable from stockholders	622,901	21,361
Cash received from the disposal of assets — discontinued operations	—	1,286,767

Net cash provided by investing activities	610,580	3,308,128

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	307,000	46,750
Payment of offering costs	—	(8,225)
Exercise of stock options	—	159,172
Exercise of stock warrants	—	300,000
Advances from stockholders — discontinued operations	—	100,000
Repayment of advances from stockholders — discontinued operations	(1,112)	(100,000)
Proceeds from convertible notes payable — related parties — $1,000,000 for discontinued operations for the year ended December 31, 2006	700,000	1,650,000
Proceeds from notes payable — related parties	—	1,200,000
Repayment of long-term borrowings	(547,633)	(102,367)
Repayment of long-term borrowings — discontinued operations	—	(1,852,316)

Net cash provided by financing activities	458,255	1,393,014

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,021,328)	1,695,902

CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	1,730,907	35,005

CASH AND CASH EQUIVALENTS — END OF YEAR	$709,579	$1,730,907

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid during the year for:
Interest	$69,442	$51,435

Income taxes	$4,800	$2,400

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
          During 2006, the Company entered into the following transactions:
•	The Company reclassified $43,750 of additional paid-in capital as a derivative liability.

•	The Company converted $100,000 of amounts due to an officer and director at December 31, 2005 to convertible notes payable on March 27, 2006.

•	The Company converted $300,000 of accounts payable at December 31, 2005 to a note payable on February 3, 2006.
(Continued)
The accompanying notes are an integral part of these consolidated financial statements.

National Quality Care, Inc.
Consolidated Statements Of Cash Flows (Continued)
For the years ended December 31, 2007 and 2006
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

National Quality Care, Inc.
Consolidated Statements Of Cash Flows (Continued)
For the years ended December 31, 2007 and 2006
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED):
•	During July 2006, the Company issued 364,584 shares of common stock to two directors, one of which is an officer, for purchasing convertible debt. The fair market value of the common stock on the date of issuance amounted to $91,146 and was recorded as prepaid interest which is being amortized to interest expense over the life of the related convertible debt.

•	During July 2006, the Company issued 10,000 shares of common stock to an employee at $0.10 per share, or $1,000, in exchange for services. The fair market value of the common stock on the date of issuance amounted to $2,500. The difference between the amount paid and the fair market value of the common stock amounted to $1,500 and was recorded to compensation expense.

•	During August 2006, the Company issued 530,303 shares of common stock to an officer and director at $0.33 per share, or $175,000. The director purchased the shares using a bonus payable of the same amount owed the director by the Company.

•	During November 2006, the Company issued 60,000 shares of common stock to a consultant upon the exercise of stock options at an exercise price of $0.07 per share. The Company incurred a receivable of $4,200 in relation to this exercise, which was paid during March 2007.

•	During November 2006, the Company issued 20,000 shares of its common stock with a fair market value of $9,000 to a consultant at $0.10 per share, or $2,000, in exchange for consulting services. The difference between the amount paid and the fair market value of the common stock amounted to $7,000 and was recorded to outside service compensation expense.
          During 2007, the Company entered into the following transactions:
•	The Company reclassified $581,250 of derivative liability as additional paid-in capital.

•	On June 22, 2007, the Company completed a private placement of an aggregate of 5,756,250 Units (the “Units”) at a purchase price of $0.16 per Unit for a total purchase price of $921,000. Of the purchase price, $307,000 was paid in cash, and $614,000 was recorded as notes receivable from stockholders. Each Unit consists of one share of common stock of the Company and one warrant to purchase one-half of a share of common stock of the Company at an exercise price of $0.16 per share.

•	On December 26, 2007, the Company entered into a $700,000 uncollateralized convertible promissory note with an officer and director and recorded a discount of $179,163 for the issuance of warrants in connection with this note.
The accompanying notes are an integral part of these consolidated financial statements.

National Quality Care, Inc.
Notes to Consolidated Financial Statements
December 31, 2007
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
          On September 1, 2006, the Company entered into a merger agreement (the “Merger Agreement”) with Xcorporeal, Inc. (“Xcorporeal”) which contemplated that either (i) the Company would enter into a triangular merger in which the Company would become a wholly-owned subsidiary of Xcorporeal, or (ii) Xcorporeal would issue the Company shares of its common stock in consideration of the assignment of the technology relating to the Company’s wearable artificial kidney and other medical devices. In connection with the Merger Agreement, also on September 1, 2006, the Company entered into a license agreement (the “License Agreement”) with Xcorporeal granting an exclusive license for ninety-nine years or until the expiration of the Company’s proprietary rights in the technology, if earlier, to all technology relating to the Company’s wearable artificial kidney and other medical devices. Effective as of December 29, 2006, the Company had terminated the Merger Agreement and License Agreement and all transactions contemplated thereby. Xcorporeal consented to the termination of the Merger Agreement, but has disputed our termination of the License Agreement, which Xcorporeal alleges to be in full force and effect (See Note 9, litigation caption). In accordance with the terms of the License Agreement, Xcorporeal was obligated to reimburse the Company for research and development expenses and certain agreed-upon monthly expenses during the period from September 1, 2006 to the date of termination of the merger agreement. Xcorporeal reimbursed the Company for expenses amounting to $1,182,359 during 2006. As of December 31, 2007, no revenue has been recognized from the License Agreement and any amounts owed by Xcorporeal under the terms of the License Agreement have been fully reserved.
     Pending resolution of the arbitration with Xcorporeal, Peizer and Gura (See Note 9, litigation caption), we suspended our research and development efforts with respect to the wearable artificial kidney and have no active business operations. However, we believe we will ultimately prevail on the merits of the arbitration and are continuing to prosecute our patents and are taking other steps to protect and perfect our intellectual property rights.
          Until May 31, 2006, the Company (through its subsidiary, Los Angeles Community Dialysis, Inc.) operated a dialysis clinic located in Los Angeles, California. In addition, until June 15, 2006, the Company provided dialysis services for patients suffering from acute kidney failure through a visiting nursing program contracted to several Los Angeles County hospitals. The assets of both the clinic and the acute care unit were sold to third parties (see Note 8), as a result of which, such activities have been accounted for as discontinued operations. These results are presented as net amounts in the Consolidated Statements of Operations.

National Quality Care, Inc.
Notes to Consolidated Financial Statements
December 31, 2007
NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
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
Going concern and liquidity
          For the past several years, the Company has experienced net operating losses, and as of December 31, 2007 has an accumulated deficit of $12,837,325 and a working capital deficiency (defined as current assets minus current liabilities) of $1,071,479. In addition, total liabilities exceed total assets by $1,001,921. Such deficiencies indicate the Company may not be able to meet its current obligations as they come due without additional financing or positive cash flow from operating activities. Accordingly, our auditors have stated in their report on these consolidated financial statements that these conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
          We do not currently have sufficient working capital to meet our obligations. Therefore, we must obtain funding immediately from outside sources. Our cash flow needs for the year ended December 31, 2007 were provided by 2006 activities, the sale of common stock under a private placement (Note 5) to our Chief Executive Officer ($900,000), our Chief Financial Officer’s affiliates ($15,000) and a director ($6,000) in June 2007, and a $700,000 advance from our Chief Executive Officer in the form of an uncollateralized convertible promissory note in December 2007 (Note 3). During March 2008, our Chief Executive Officer exercised 5,000,000 warrants to purchase common stock at $0.07 per share for a total purchase price of $350,000 (Note 12). We cannot assure you that we will be successful now or in the future in obtaining any additional capital on terms favorable to us or at all. The failure to obtain such cash will have a material adverse effect on our financial condition and operations.
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
(Continued)

National Quality Care, Inc.
Notes to Consolidated Financial Statements
December 31, 2007
NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Convertible debt with stock purchase warrants
          The Company has issued convertible debt with non-detachable conversion features and detachable warrants. The values assigned to the warrants and embedded conversion feature of the debt is based on the guidance of EITF No. 98-5, “Accounting for convertible Securities with Beneficial Conversion Features or contingently Adjustable Conversion Rations”, EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments of the FASB’s Emerging Issues Task Force”. The non-detachable conversion feature and detachable warrants are recorded as a discount to the related debt either as additional paid-in capital or a derivative liability, depending on the guidance, using the intrinsic value method or relative fair value method, respectively. The debt discount associated with the warrants and embedded beneficial conversion feature, if any, is amortized to interest expense over the life of the debenture or upon earlier conversion of the debenture using either the effective yield method or the straight-line method, as appropriate.
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
Income taxes
          The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statement.
(Continued)

National Quality Care, Inc.
Notes to Consolidated Financial Statements
December 31, 2007
NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Concentration of credit risk
          The Company has placed its cash primarily with one major financial institution. At times, the cash in the financial institution is in excess of the amount insured by the Federal Deposit Insurance Corporation (FDIC).
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
Use of estimates
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company evaluates its estimates on an on-going basis, including those related to provisions for doubtful accounts, valuation of derivative instruments, valuation of warrants and options, analysis of deferred taxes and provision for income taxes, contingencies and litigation.
(Continued)

National Quality Care, Inc.
Notes to Consolidated Financial Statements
December 31, 2007
NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Share- based compensation
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
Earnings (loss) per share
          The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants, and conversion of convertible debt, using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. For the years ended December 31, 2007 and December 31, 2006, 24,207,982 and 8,415,071 potentially dilutive securities are excluded from the computation because they are anti-dilutive.
(Continued)

National Quality Care, Inc.
Notes to Consolidated Financial Statements
December 31, 2007
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
Technology rights
          Purchased technology rights for a wearable artificial kidney are being amortized over an estimated useful life of approximately 20 years. Amortization is included in general and administrative expense and amounted to $4,860 and $5,737 for the years ended December 31, 2007 and 2006, respectively. Amortization expense will be approximately $4,860 each year for the next five succeeding years.
Recent accounting pronouncements
          In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (ARB) No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, which was previously referred to as the minority interest, and also establishes standards of accounting for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect of SFAS No. 160 on its consolidated financial position, results of operations or cash flows.
          In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The Company has not yet determined the effect of SFAS No. 159 on its consolidated financial position, results of operations or cash flows.
(Continued)

National Quality Care, Inc.
Notes to Consolidated Financial Statements
December 31, 2007
NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recent accounting pronouncements (Continued)
          In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements, the board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This statement is effective for all financial instruments issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, on December 14, 2007, the FASB issued proposed FASB Staff Position (FSP) FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company has not yet determined the effect of SFAS No. 159 on its consolidated financial position, results of operations or cash flows.
          In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), “Business Combinations”. SFAS No. 141R replaces SFAS 141. This statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. This statement applies prospectively to business combinations for which the acquisition dates are on or after the start of the first year beginning on or after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect of SFAS No. 141R on its consolidated financial position, results of operations or cash flows.
NOTE 3
DEBT
          On December 26, 2007, the Company entered into a $700,000 uncollateralized convertible promissory note with an officer and director, bearing interest at 6% per annum, payable on December 31, 2008. The note becomes immediately payable upon the consummation of a change of control transaction, which is defined as (i) a reorganization, consolidation or merger (or similar transaction or series of related transactions) of the Company with or into any other entity, or a sale or exchange of outstanding shares, any of which results in the shareholders of the Company immediately prior to the transaction owning less than 50% of the surviving entity of such transaction or transactions, or (ii) a sale of all or substantially all of the assets of the Company. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company’s common stock at a conversion price of $0.07 per share at any time. In connection with this note, the Company issued warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.07 per share. The warrants expire in seven years. The relative fair value of the warrants amounting to $179,163 was determined at the time of issuance using the Black-Scholes option-pricing model, was recorded as additional paid-in capital, reduced the initial carrying value of the note, and is being amortized to interest expense over the term of the note using the straight-line method. For the year ended December 31, 2007, the Company recognized $2,890 of amortized discount in interest expense. The unamortized discount as of December 31, 2007 amounted to $176,273.

National Quality Care, Inc.
Notes to Consolidated Financial Statements
December 31, 2007
NOTE 4
INCOME TAXES
          Income taxes have been recorded under SFAS No. 109, “Accounting for Income Taxes.” There is no significant income tax expense for 2007 and 2006 due to losses incurred by the Company. Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and tax reporting purposes. At December 31, 2007 the Company’s deferred tax assets are comprised of the following items:

Deferred tax assets (liabilities)
Net operating loss carryforwards	$5,923,000
Share-based compensation	634,000
Other	73,000

6,630,000
Less valuation allowance	(6,630,000)

Net deferred tax assets	$—

          In assessing realization of the deferred tax asset, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on the Company’s analysis in 2007, management concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, the Company has established a full reserve against this asset.
          A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total for income taxes at December 31, 2007 and 2006 follows:

		Percent of		Percent of
		Pre-tax		Pre-tax
	2007	Income	2006	Income
Expected tax at 34%	$(1,112,000)	(34.00)%	$(522,000)	(34.00)%
State income tax, net of federal tax	(190,000)	(5.80)%	(89,000)	(5.80)%
Change in valuation allowance	1,621,000	49.60%	569,000	37.00%
Non deductible expenses and other	(319,000)	(9.80)%	42,000	2.80%

	$—	0.00%	$—	0.00%

          At December 31, 2007, the Company had net operating loss carryforwards of approximately $15,868,000 for federal tax purposes, expiring through 2027. The federal net operating loss carryforwards include $3,700,000, which are limited by IRC Section 1502; however, the annual effects of such limitations have not been determined. In addition, the Company had net operating loss carryforwards of approximately $9,065,000 for state tax purposes, which begin to expire in 2017.

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
NOTE 5
STOCKHOLDERS’ EQUITY
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
          During July 2006, the Company issued 364,584 shares of common stock with a fair market value of $91,146 to two officers and directors for purchasing convertible debt. The $91,146 fair market value of the common stock was recorded as prepaid interest and was amortized to interest expense over the life of the related convertible debt. For the years ended December 31, 2007 and 2006, the Company recognized $13,050 and $78,096 of amortization in interest expense, respectively.
          During July 2006, the Company issued 10,000 shares of common stock with a fair market value of $2,500 to an employee at $0.10 per share, or $1,000, in exchange for services. The difference between the amount paid and the fair market value of the common stock amounted to $1,500 and was recorded to compensation expense.
          During July 2006, the Company issued 4,000,000 shares of common stock to directors, two of whom are officers, at a fair market value of $0.30 per share, or $1,200,000. The directors purchased the shares using debt of the same amount owed them by the Company.
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
(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
NOTE 5
STOCKHOLDERS’ EQUITY (CONTINUED)
Common stock — 2006 activity (Continued)
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
          During 2006, the Company issued an aggregate of 1,869,220 shares of its common stock to employees and consultants upon the exercise of stock options at exercise prices of $0.05, $0.07, and $0.10 per share. The Company received $163,372 of proceeds, net of costs and fees.
          During 2006, the Company issued an aggregate of 1,500,000 shares of its common stock to employees and an officer and director upon the exercise of warrants at $0.20 per share. The Company received $300,000 of proceeds, net of costs and fees.
Common stock — 2007 activity
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
          The purchase price for the Units was paid one third in cash at closing, with the balance thereof satisfied through delivery of a promissory note. One half of the principal amount of each such promissory note, together with accrued and unpaid interest thereunder, was due and payable September 22, 2007, and the remaining principal balance, together with accrued and unpaid interest thereunder, was due and payable December 22, 2007. The unpaid principal amount under each promissory note bears interest at the rate of 4.84% per annum. As of December 31, 2007, these notes receivable from stockholders amounted to $6,500 and are classified in stockholders’ equity on the consolidated balance sheet. The Company accrued $11,489 of interest on these notes receivable during the year ended December 31, 2007. These notes receivable were paid during the first quarter of 2008.
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
(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
NOTE 5
STOCKHOLDERS’ EQUITY (CONTINUED)
Common stock — 2007 activity (Continued)
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
          As of December 31, 2007, the derivative liability is comprised of $43,750 representing the aggregate amount of proceeds received from the issuance of common stock under the private placement offerings. During the second quarter 2007, the Company began reclassification of the derivative liability to equity as the underlying mandatory registration rights for each purchase expire on the date on which the shares may be resold pursuant to an exemption under Rule 144(k) promulgated under the Securities Act. In accordance with Rule 144(k), holders may resell their shares beginning two years after purchase regardless of whether a registration statement has been filed. During the year ended December 31, 2007, the Company reclassified $581,250 from derivative liability to additional paid-in capital. Of the $43,750 remaining derivative liability, $18,750, and $25,000 is expected to be reclassified to additional paid-in capital at March 31, 2008, and June 30, 2008, respectively. A portion of this liability previously represented the fair value of warrants issued with common stock under the private placement offering. However, the fair value of these warrants was determined to be zero at December 31, 2006 primarily due to the warrants expiring on March 31, 2007 and having an exercise price in excess of the stock price. Another portion of this liability previously represented the fair value of the excess of common shares required to settle all outstanding contracts as of each period end over the number of authorized but unissued shares at each period end. Outstanding contracts include stock options, warrants, and convertible notes payable. During the third quarter of 2006, the Company increased the authorized number of common shares from 50,000,000 to 125,000,000 which eliminated the excess of common shares required to settle all outstanding contracts as of each period end over the number of authorized but unissued shares at each period end. The Company recognized a gain from change in derivative liability during the year ended December 31, 2006 in the amount of $785,999.
(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
NOTE 5
STOCKHOLDERS’ EQUITY (CONTINUED)
Derivative Liability (Continued)
          Components of the derivative liability are presented below for years ending December 31, 2007 and 2006.

	December 31, 2007	December 31, 2006
Derivative Liability
Issuance of common stock under private placement during 2005	$—	$581,248
Issuance of common stock under private placement during three months ending March 31, 2006 at date of issuance	18,750	18,750
Issuance of common stock under similar terms as the private placement during three months ending June 30, 2006 at date of issuance	25,000	25,000

Total Derivative Liability	$43,750	$624,998

Receivables from Stockholders
           Notes Receivable
          As of December 31, 2007, the Company was owed $43,027 from an entity controlled by a shareholder of the Company. This note receivable is presented in the accompanying balance sheet as an offset to shareholders’ equity. Interest earned on this note receivable amounted to $832 and $7,399 for the years ended December 31, 2007 and 2006, respectively.
          As of December 31, 2007, the Company was owed $6,788, including accrued interest of $288, from three stockholders and directors who participated in the private placement as described above in this footnote under the section entitled “Common stock — 2007 activity”. Interest earned on these subscription receivables amounted to $11,489 for the year ended December 31, 2007. These subscription receivables were paid during the first quarter of 2008.
(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
NOTE 5
STOCKHOLDERS’ EQUITY (CONTINUED)
Stock options activity
          See Note 6 for a description of the Company’s share-based compensation including the stock option activity during the years ended December 31, 2007 and 2006. A summary of the Company’s stock option activity and related information is as follows:

	2007		2006
		Wt Average		Wt Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding — beginning of year	5,150,000	$0.56	10,671,720	$0.84
Granted	990,000	$0.24	4,130,000	$0.63
Exercised	—	$—	(1,869,220)	$0.09
Forfeited	(470,000)	$0.08	(680,000)	$0.20
Converted	—	$—	—	$—
Expired	(250,000)	$1.25	(7,102,500)	$1.17
Canceled	—	$—	—	$—

Outstanding — end of year	5,420,000	$0.51	5,150,000	$0.56

          The following table summarizes the number of option shares, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding options and total exercisable options as of December 31, 2007:

	Total Outstanding			Total Exercisable
	# of	Wt Average		# of	Wt Average
Price Range	Shares	Exercise Price	Life	Shares	Exercise Price	Life
$0.07 - $0.35	1,440,000	$0.20	6.66	1,130,000	$0.21	7.57
$0.36 - $0.99	3,980,000	$0.63	8.30	3,942,500	$0.63	8.29

	5,420,000	$0.51	7.86	5,072,500	$0.54	8.13

Stock warrant activity
          See Note 6 for a description of the Company’s share-based compensation including the stock warrant activity relating to third party compensation during the years ended December 31, 2007 and 2006.
          During 2006, the Company issued 15,625 warrants to stockholders under the April 2005 private placement. These warrants had an exercise price of $1.25 per share, vested immediately upon issuance and expired March 31, 2007.
          During April 2006, the Company issued 41,667 shares of its common stock to an investor at $0.60 per share, or $25,000. In conjunction with this issuance of shares, the Company issued warrants to purchase 20,833 shares of common stock. These warrants had an exercise price of $1.25 per share, vested immediately upon issuance, and expired March 31, 2007.
(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
NOTE 5
STOCKHOLDERS’ EQUITY (CONTINUED)
Stock warrant activity (Continued)
          As described above in this footnote under the section entitled “Common stock — 2007 activity”, on June 22, 2007, the Company completed a private placement of an aggregate of 5,756,250 Units (the “Units”) at a purchase price of $0.16 per Unit, for a total purchase price of $921,000. Each Unit consists of one share of common stock of the company and one warrant to purchase one-half of a share of common stock of the Company, 2,878,125 in total, at an exercise price of $0.16 per share. The warrants are exercisable immediately upon issuance and expire upon the first to occur of (i) seven years following the date of issuance, (ii) the closing of a firmly underwritten public offering or (iii) upon a sale of the Company.
          As described in Note 3, Debt, the Company issued warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.07 per share in connection with entering into a $700,000 uncollateralized convertible promissory note with an officer and director. The warrants expire in seven years. The relative fair value of the warrants amounting to $179,163 was determined at the time of issuance using the Black-Scholes option-pricing model, was recorded as additional paid-in capital, reduced the initial carrying value of the note, and is being amortized to interest expense over the term of the note using the straight-line method. For the year ended December 31, 2007, the Company recognized $2,890 of amortized discount in interest expense. The unamortized discount as of December 31, 2007 amounted to $176,273.
          A summary of the Company’s warrant activity and related information is as follows:

	2007		2006
		Wt Average		Wt Average
	Warrant	Exercise Price	Warrant	Exercise Price
Outstanding — beginning of year	1,420,834	$0.65	2,734,375	$0.39
Granted	7,878,125	$0.10	186,459	$0.90
Exercised	—	$—	(1,500,000)	$0.20
Forfeited	—	$—	—	$—
Converted	—	$—	—	$—
Expired	(520,834)	$1.25	—	$—
Canceled	—	$—	—	$—

Outstanding — end of year	8,778,125	$0.12	1,420,834	$0.65

          The following table summarizes the number of warrants, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding warrants and total exercisable warrants as of December 31, 2007:

	Total Outstanding			Total Exercisable
	# of	Wt Average		# of	Wt Average
Price Range	Shares	Exercise Price	Life	Shares	Exercise Price	Life
$0.07 - $0.35	8,628,125	$0.11	6.55	8,628,125	$0.11	6.55
$0.36 - $0.99	100,000	$0.60	3.04	100,000	$0.60	3.04
$1.00 - $1.25	50,000	$1.25	3.04	50,000	$1.25	3.04

	8,778,125	$0.12	6.49	8,778,125	$0.12	6.49

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
NOTE 6
SHARE-BASED COMPENSATION
          As of December 31, 2007, the Company has adopted 3 stock option plans for the benefit of officers, directors, employees, independent contractors and consultants of the Company. These plans include: (i) the 1998 Stock Option Plan, (ii) the 1996 Stock Option Plan, and (iii) the 1996 Employee Compensatory Stock Option Plan. In addition to these plans, from time to time the Company grants various other stock options and warrants directly to certain parties. The Company grants all such awards as incentive compensation to officers, directors, and employees, and as compensation for the services of independent contractors and consultants of the Company.
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
(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
NOTE 6
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

2007
Expected dividend yield	0.00%
Expected volatility	72% to 74%
Average risk-free interest rate	4.58% to 4.8%
Expected life (in years)	5.3 to 5.8
During the year ended December 31, 2006:
•	$1,441,000 of employee and director compensation cost has been charged against income from the grant of options,

•	$204,000 of interest expense has been charged against income from the grant of options to two directors in conjunction with advances made to the Company,

•	$112,000 of CFO bonus compensation cost has been charged against income from the grant of common stock,

•	$1,000,000 of compensation to a consultant has been charged against income from the grant of common stock,

•	$221,563 of other expense has been charged against other income from the grant of common stock to a director for successfully negotiating reductions of liabilities,

•	$78,096 of interest expense has been charged against income from the grant of common stock to two directors for purchasing convertible debt,
(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
NOTE 6
SHARE-BASED COMPENSATION (CONTINUED)
•	$7,000 of compensation to a consultant has been charged against income from the sale of common stock at a discount,

•	$1,500 of employee compensation cost has been charged against income from the sale of common stock at a discount, and

•	$57,500 of compensation to a consultant has been charged against equity from the grant of stock warrants.
During the year ended December 31, 2007:
•	$142,724 of director compensation cost has been charged against income from the grant of options,

•	$8,270 of compensation to consultants has been charged against income from the grant of options,

•	$13,050 of interest expense has been charged against income from the grant of common stock to two directors for purchasing convertible debt during 2006.
          As of December 31, 2007, there was $6,250 of total unrecognized compensation cost related to nonvested share-based compensation arrangements with employees and directors. This amount is expected to be recognized throughout 2008.
          As of December 31, 2007, there was approximately $51,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements with third parties. Of this amount, $10,200 and $800 is expected to be recognized throughout 2008 and 2009, respectively, and $40,000 is expected to be recognized upon the Company obtaining government funding.
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
(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
NOTE 6
SHARE-BASED COMPENSATION (CONTINUED)
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
          On August 9, 2007, the Company issued options to purchase 30,000 shares of common stock to a consultant pursuant to the 1998 Stock Option Plan. The options vest over one year, have an exercise price of $0.12 per share, and expire in 10 years. The fair value of these options on the date of grant amounted to $2,359 and is being recognized on a straight-line basis over the requisite service period. The Company recorded consultant compensation of $983 relating to these options during the year ended December 31, 2007.
          On August 9, 2007, the Company issued options to purchase 60,000 shares of common stock to a consultant pursuant to the 1998 Stock Option Plan. The options vest over one year, have an exercise price of $0.12 per share, and expire in 10 years. The fair value of these options on the date of grant amounted to $4,719 and is being recognized on a straight-line basis over the requisite service period. The Company recorded consultant compensation of $1,967 relating to these options during the year ended December 31, 2007.
          On February 12, 2007, the Company issued options to purchase 50,000 shares of common stock to a consultant pursuant to the 1998 Stock Option Plan. The options vest over 2 years, have an exercise price of $0.36 per share, and expire in 10 years. The fair value of these options on the date of grant amounted to $12,163 and is being recognized on a straight-line basis over the requisite service period. The Company recorded consultant compensation of $5,320 relating to these options during the year ended December 31, 2007.
(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
NOTE 6
SHARE-BASED COMPENSATION (CONTINUED)
          A summary of option activity relating to compensation to third parties for services as of December 31, 2007, and changes during the year then ended is presented below:

			Weighted-Average
Options relating to third		Weighted-Average	Remaining	Aggregate Intrinsic
party compensation	Shares	Exercise Price	Contractual Term	Value
Outstanding at January 1, 2007	700,000	$0.11		$279,500
Granted	140,000	$0.21		—
Exercised	—	$—		—
Forfeited	(450,000)	$0.06		—
Converted	—	$—		—
Expired	—	$—		—
Canceled	—	$—		—

Outstanding at December 31, 2007	390,000	$0.20	4.67	$—

Exercisable at December 31, 2007	92,500	$0.20	5.43	$—

          The weighted average grant date fair value of options relating to third party compensation granted during the year ended December 31, 2007 was $0.14.
          A summary of the status of the Company’s nonvested option shares relating to third party compensation as of December 31, 2007, and changes during the year then ended is presented below:

Nonvested options relating to		Weighted-Average Grant-Date
third party compensation	Shares	Fair Value
Nonvested at January 1, 2007	500,000	$0.17
Granted	140,000	$0.14
Vested	(42,500)	$0.24
Forfeited	(300,000)	$0.16
Expired	—	$—

Nonvested at December 31, 2007	297,500	$0.17

          As of December 31, 2007, there was approximately $51,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements with third parties. Of this amount, $10,200 and $800 is expected to be recognized throughout 2008 and 2009, respectively, and $40,000 is expected to be recognized upon the Company obtaining government funding.
(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
NOTE 6
SHARE-BASED COMPENSATION (CONTINUED)
          A summary of warrant activity relating to compensation to third parties for services as of December 31, 2007, and changes during the year then ended is presented below:

Weighted-Average
Warrants relating to		Weighted-Average	Remaining	Aggregate Intrinsic
third party compensation	Shares	Exercise Price	Contractual Term	Value
Outstanding at January 1, 2007	150,000	$0.82		$—
Granted	—	$—		—
Exercised	—	$—		—
Forfeited	—	$—		—
Converted	—	$—		—
Expired	—	$—		—
Canceled	—	$—		—

Outstanding at December 31, 2007	150,000	$0.82	3.04	$—

Exercisable at December 31, 2007	150,000	$0.82	3.04	$—

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
          Following is the Company’s stock option activity relating to employee and director compensation during the year ended December 31, 2007:
(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
NOTE 6
SHARE-BASED COMPENSATION (CONTINUED)
          On May 3, 2007, the Company issued options to purchase 850,000 shares of common stock to the directors and executive officers pursuant to the 1998 Stock Option Plan. The options vest 41.67% on the date of grant and the remainder in seven equal monthly installments commencing June 1, 2007, have an exercise price of $0.25 per share, and expire in 10 years. The fair value of these options on the date of grant amounted to $136,473 and was recognized 41.67% on the date of grant and the remainder on a straight-line basis over the requisite service period. The Company recorded director and executive compensation of $136,473 relating to these options during the year ended December 31, 2007.
          Following is the Company’s stock option activity relating to employee and director compensation during the year ended December 31, 2006:
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
December 31, 2007
NOTE 6
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
          A summary of option activity relating to employee and director compensation as of December 31, 2007, and changes during the year then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
Options relating to employee and		Average	Contractual	Intrinsic
director compensation	Shares	Exercise Price	Term	Value
Outstanding at January 1, 2007	3,850,000	$0.65		$110,000
Granted	850,000	$0.25		—
Exercised	—	$—		—
Forfeited	(20,000)	$0.62		—
Converted	—	$—		—
Expired	(250,000)	$1.25		—
Canceled	—	$—		—

Outstanding at December 31, 2007	4,430,000	$0.54	8.10	$7,500

Exercisable at December 31, 2007	4,380,000	$0.55	8.18	$6,000

          The weighted average grant date fair value of options relating to employee and director compensation granted during 2007 was $0.16.
(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
NOTE 6
SHARE-BASED COMPENSATION (CONTINUED)
          A summary of the status of the Company’s nonvested option shares relating to employee and director compensation as of December 31, 2007, and changes during the year then ended is presented below:

		Weighted-
		Average Grant-
Nonvested options relating to employee		Date
and director compensation	Shares	Fair Value
Nonvested at January 1, 2007	100,000	$0.13
Granted	850,000	$0.16
Vested	(900,000)	$0.16
Forfeited	—	$—
Expired	—	$—

Nonvested at December 31, 2007	50,000	$0.13

          As of December 31, 2007, there was $6,250 of total unrecognized compensation cost related to nonvested share-based compensation arrangements with employees and directors. This amount is expected to be recognized throughout 2008.
          A summary of option activity relating to interest expense from the grant of options to two directors in conjunction with advances made to the Company as of December 31, 2007, and changes during the year ended is presented below:

Weighted-Average
Options relating to		Weighted-Average	Remaining	Aggregate Intrinsic
interest expense to directors	Shares	Exercise Price	Contractual Term	Value
Outstanding at January 1, 2007	600,000	$0.52		$—
Granted	—	$—		—
Exercised	—	$—		—
Forfeited	—	$—		—
Converted	—	$—		—
Expired	—	$—		—
Canceled	—	$—		—

Outstanding at December 31, 2007	600,000	$0.52	8.18	$—

Exercisable at December 31, 2007	600,000	$.52	8.18	$—

          All of these options were fully vested as of December 31, 2007.

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
NOTE 7
RELATED PARTY TRANSACTIONS
Receivables from Stockholders
          Note Receivable
          As of December 31, 2007 and 2006, the Company was owed $43,027 and $42,195, respectively, from Medipace Medical Group, Inc., a company in which the Company’s former chief financial officer and current shareholder of the Company is a majority shareholder. This note receivable is presented in the accompanying condensed consolidated balance sheet as an offset to stockholders’ equity. Interest earned on this note receivable amounted to $832 and $7,399 for the years ended December 31, 2007 and 2006, respectively.
          Receivable
          As of December 31, 2006, the Company was owed $4,200 from a stockholder. This receivable was presented in the accompanying balance sheet as an offset to stockholders’ equity and was paid during March 2007.
          Subscription Receivables
          As of December 31, 2007, the Company was owed $6,788, including accrued interest of $288, from three stockholders and directors who participated in the private placement as described in Note 5 under the section entitled “Common stock — 2007 activity”. Interest earned on these subscription receivables amounted to $11,489 for the year ended December 31, 2007. These subscription receivables were paid during the first quarter of 2008.
Office space
          The Company leased its corporate administrative offices through December 1, 2006 on a month-to-month basis from Medipace Medical Group, Inc., a company in which the Company’s former chief financial officer and current shareholder of the Company is a majority shareholder. Total rent paid by the Company for the year ended December 31, 2006 amounted to $16,800.
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
December 31, 2007
NOTE 7
RELATED PARTY TRANSACTIONS (CONTINUED)
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
Due to stockholders — discontinued operations
          As of December 31, 2007, the Company owed $4,854 to one of its stockholders which is due on demand. No interest is charged on this advance.
Interest
          The Company incurs related party interest on several notes with stockholders that were outstanding during 2006 and 2007, the remainder of which are described in Note 3. As of December 31, 2007 and 2006, accrued expenses included $29,140 and $75,189 of accrued interest on related party notes payable, respectively. For the years ended December 31, 2007 and 2006, interest expense included $210,278 and $759,912 of interest charged on the related party notes payable, respectively, $28,450 of which is reported in income from operations of the discontinued component for the year ended December 31, 2006.
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
NOTE 8
DISCONTINUED OPERATIONS — DIALYSIS CLINIC
          On May 31, 2006, Los Angeles Community Dialysis, Inc. (LACD) completed the sale of substantially all of its assets used in the chronic care dialysis clinic. On June 15, 2006, LACD completed the sale of the acute care dialysis unit. The assets sold included property and equipment with a net book value of $357,138 and inventory amounting to $47,165. The decision to sell the dialysis units was based on the determination that it is in the best interest of the stockholders to focus principally on completion of the development and eventual commercial marketing of the wearable artificial kidney for dialysis and other medical applications. The assets used for patients suffering from chronic kidney failure were sold to Kidney Dialysis Center of West Los Angeles, LLC (KDC) pursuant to a purchase and sale agreement for $3,000,000. Of the purchase price, $1,000,000 was received at close, and $2,000,000 was to be paid pursuant to a promissory note which was paid-in-full as of December 31, 2006. In addition to the
(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
NOTE 8
DISCONTINUED OPERATIONS — DIALYSIS CLINIC (CONTINUED)
purchase price, at close, KDC contributed $253,000 towards pay-off of a loan secured by dialysis equipment, and paid $33,767 representing the cost of inventory. The acute care dialysis unit was sold to Dr. Victor Gura and Dr. Ronald Lang for $131,005. The purchase price was satisfied by the Company’s obligation to Dr. Victor Gura of the same amount. As a result of the sale of LACD’s assets, the Company accounted for the business of LACD as a discontinued operation for all periods presented in accordance with SFAS No. 144. Included in income from operations of the discontinued component on the accompanying consolidated statements of operations for the year ended December 31, 2006 is $3,013,469 representing gain on disposal of assets as a result of the sale of LACD assets.
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
December 31, 2007
NOTE 9
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
          The arbitration was held from February 11, 2008 through February 29, 2008. At the conclusion of the arbitration, the arbitrator established a briefing schedule under which each party will submit post-hearing briefs by April 15, 2008. Each side may also submit a reply brief, which will be due not later than April 30, 2008. It is presently anticipated that the arbitrator will render his decision in or around late May, 2008. The Company expects that the arbitrator’s decision will determine the issues related to the status of the license agreement and the right to use the Company’s technology.
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
(Continued)

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
NOTE 9
COMMITMENTS AND CONTINGENCIES (CONTINUED)
Deferred compensation plan (Continued)
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
          The Company’s management performed an assessment of this contingent liability for the December 31, 2007 reporting period and determined that a change in control and/or a qualified financing are not probable of occurring at this time. Based on that determination, no accrual of benefits was made as of December 31, 2007.
NOTE 10
EMPLOYEE BENEFIT PLAN
          The Company has a 401(k) and profit-sharing plan that covers substantially all employees who meet the eligibility requirements of the plan. Contributions to the profit-sharing plan are made at the discretion of management. No contributions were made to the plan for 2007 and 2006.

National Quality Care, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
NOTE 11
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
NOTE 12
SUBSEQUENT EVENT
          During March 2008, the Chief Executive Officer exercised 5,000,000 warrants to purchase common stock at $0.07 per share for a total purchase price of $350,000.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL QUALITY CARE, INC.
Date: March 21, 2008	By:	/s/ ROBERT SNUKAL
Robert Snukal
Chief Executive Officer, President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ LEONARDO BEREZOVSKY, M.D. Leonardo Berezovsky M.D.	Chairman of the Board of Directors and Chief Financial Officer (principal financial officer and principal accounting officer)	March 21, 2008

/s/ ROBERT SNUKAL Robert Snukal	Chief Executive Officer, President and Director (principal executive officer)	March 21, 2008

/s/ RONALD LANG, M.D. Ronald Lang, M.D.	Executive Vice-President, Secretary and Director	March 21, 2008

/s/ JOSE SPIWAK Jose Spiwak, M.D.	Director	March 21, 2008

EXHIBIT INDEX

Exhibit No.	Description

23.1	Consent of PMB Helin Donovan, LLP.

31.1	Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.