Form 10-Q
period 2008-03-31
NATIONAL QUALITY CARE INC
filed 2008-05-14
CIK 872544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-19031
NATIONAL QUALITY CARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1215959

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number.)

9454 Wilshire Boulevard, Penthouse 6, Beverly Hills, CA	90212

(Address of principal executive offices)	(Zip Code)
(310) 860-9936
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2008

Common Stock, $0.01 per share	60,566,252

National Quality Care, Inc.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONAL QUALITY CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
as of March 31, 2008 and December 31, 2007

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$69,067	$709,579
Prepaid expenses and other assets	60,386	45,038
Prepaid expenses and other assets – discontinued operations	31,330	31,330

Total current assets	160,783	785,947

OTHER ASSETS
Technology rights, net of accumulated amortization of $31,657 in 2008 and $30,442 in 2007	68,343	69,558

Total Assets	$229,126	$855,505

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,814,390	$1,210,865
Accounts payable and accrued expenses – discontinued operations	74,230	74,230
Due to stockholders – discontinued operations	4,854	4,854
Debt, net of discount of $132,445 in 2008 and $176,273 in 2007	567,555	523,727
Derivative Liability	25,000	43,750

Total current liabilities	2,486,029	1,857,426

CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 125,000,000 shares authorized; 60,566,252 shares issued and outstanding as of March 31, 2008 and 54,191,252 shares issued and outstanding as of December 31, 2007	605,663	541,913
Additional paid-in capital	11,763,159	11,343,306
Receivables from stockholders, net	(73,256)	(49,815)
Accumulated deficit	(14,552,469)	(12,837,325)

Total stockholders’ deficit	(2,256,903)	(1,001,921)

Total liabilities and stockholders’ deficit	$229,126	$855,505

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three months ended
	March 31,
	2008	2007
	(unaudited)	(unaudited)
OPERATING EXPENSES
General and administrative, including share-based compensation of $4,853 and $2,323 for the three months ended March 31, 2008 and 2007, respectively	$1,575,457	$630,872
Research and Development	85,386	1,215

Total Operating Expenses	1,660,843	632,087

Loss from operations	(1,660,843)	(632,087)

OTHER INCOME (EXPENSE)
Interest expense	(54,299)	(164,518)
Interest income	18	11,140

Total other income (expense)	(54,281)	(153,378)

Loss from continuing operations before taxes on income	(1,715,124)	(785,465)

TAXES ON INCOME	—	—

LOSS FROM CONTINUING OPERATIONS	(1,715,124)	(785,465)

Discontinued operations
Loss from operations of the discontinued component	(19)	(81,964)
Taxes on income	—	—

Net loss on discontinued operations	(19)	(81,964)

NET LOSS	$(1,715,143)	$(867,429)

Loss per weighted average share of common stock outstanding – basic and diluted
From continuing operations	$(0.03)	$(0.02)
From discontinued operations	—	$—

TOTAL BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – Basic and Diluted	55,253,752	48,919,922

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three months ended
	March 31,
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Continuing operations
Loss from continuing operations	$(1,715,124)	$(785,465)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Amortization of technology rights	1,215	1,215
Amortization of loan discount	43,828	143,370
Stock-based compensation – consultants	3,290	760
Stock-based compensation – directors and employees	1,563	1,563
Amortization of prepaid interest	—	10,350
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(15,348)	14,229
Accounts payable and accrued expenses	603,522	413,330

Net cash used in continuing operations	(1,077,054)	(200,648)

Discontinued operations
Net loss on discontinued operations	(19)	(81,964)
Adjustments to reconcile net loss from discontinued operations to net cash used in discontinued operating activities:
Changes in discontinued operations operating assets and liabilities:
Prepaid expenses and other assets	—	84,011
Accounts payable and accrued expenses	—	65,532

Net cash provided by (used in) discontinued operations	(19)	67,579

Net cash used in operating activities	(1,077,073)	(133,069)

CASH FLOWS FROM INVESTING ACTIVITIES

Receivables from stockholders	(18)	—
Payments on notes receivable from stockholders	6,579	3,367

Net cash provided by investing activities	6,561	3,367

(Continued)
See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three months ended
	March 31,
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	80,000	—
Exercise of stock warrants	350,000	—

Net cash provided by financing activities	430,000	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	(640,512)	(129,702)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	709,579	1,730,907

CASH AND CASH EQUIVALENTS – END OF PERIOD	$69,067	$1,601,205

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for
Interest	$—	$—

Income taxes	$1,600	$800

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     During the first three months of 2008, the Company entered into the following transactions:
•	The Company reclassified $18,750 of derivative liability as additional paid-in capital.

•	During March 2008, the Company completed a private placement of an aggregate of 1,375,000 Units (the “Units”) at a purchase price of $0.08 per Unit for a total purchase price of $110,000. Of the purchase price, $80,000 was paid in cash, and $30,000 was recorded as a note receivable from one of the stockholders. Each Unit consists of one share of common stock of the Company and one warrant to purchase one-half of a share of common stock of the Company at an exercise price of $0.08 per share.
See accompanying notes to condensed consolidated financial statements

NATIONAL QUALITY CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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
     On September 1, 2006, the Company entered into a merger agreement (the “Merger Agreement”) with Xcorporeal, Inc. (“Xcorporeal”) which contemplated that either (i) the Company would enter into a triangular merger in which the Company would become a wholly-owned subsidiary of Xcorporeal, or (ii) Xcorporeal would issue the Company shares of its common stock in consideration of the assignment of the technology relating to the Company’s wearable artificial kidney and other medical devices. In connection with the Merger Agreement, also on September 1, 2006, the Company entered into a license agreement (the “License Agreement”) with Xcorporeal granting an exclusive license for ninety-nine years or until the expiration of the Company’s proprietary rights in the technology, if earlier, to all technology relating to the Company’s wearable artificial kidney and other medical devices. Effective as of December 29, 2006, the Company had terminated the Merger Agreement and License Agreement and all transactions contemplated thereby. Xcorporeal consented to the termination of the Merger Agreement, but has disputed our termination of the License Agreement, which Xcorporeal alleges to be in full force and effect (See Note 10, litigation caption). In accordance with the terms of the License Agreement, Xcorporeal was obligated to reimburse the Company for research and development expenses and certain agreed-upon monthly expenses during the period from September 1, 2006 to the date of termination of the merger agreement. Xcorporeal reimbursed the Company for expenses amounting to $1,182,359 during 2006. As of March 31, 2008, no revenue has been recognized from the License Agreement and any amounts owed by Xcorporeal under the terms of the License Agreement have been fully reserved.
     Pending resolution of the arbitration with Xcorporeal, Peizer and Gura (See Note 10, litigation caption), we suspended our research and development efforts with respect to the wearable artificial kidney and have no active business operations. However, we believe we will ultimately prevail on the merits of the arbitration and are continuing to prosecute our patents and are taking other steps to protect and perfect our intellectual property rights.
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

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The accompanying unaudited interim consolidated financial statements represent the financial activity of National Quality Care, Inc. and its subsidiary. The consolidated financial statements for the three months ended March 31, 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information in the US and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal three months ended March 31, 2008 included herein. The consolidated financial statements at March 31, 2008 include the accounts of the Company and its wholly owned subsidiary, Los Angeles Community Dialysis, Inc. All material inter-company accounts, transactions and profits have been eliminated in consolidation. The Company’s fiscal year ends on December 31 each year.
     The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.
Going concern and liquidity
     For the past several years, the Company has experienced net operating losses, and as of March 31, 2008 has an accumulated deficit of $14,552,469 and a working capital deficiency (defined as current assets minus current liabilities) of $2,325,246. In addition, total liabilities exceed total assets by $2,256,903. Such deficiencies indicate the Company may not be able to meet its current obligations as they come due without additional financing or positive cash flow from operating activities. Accordingly, our auditors in their report on our December 31, 2007 consolidated financial statements (included in our 2007 Annual Report on Form 10-KSB) have stated that these conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
     We do not currently have sufficient working capital to meet our obligations. Therefore, we must obtain funding immediately from outside sources. Our cash flow needs for the quarter ended March 31, 2008 and the year ended December 31, 2007 were provided by 2006 activities, the sale of common stock under a private placement (Note 4) to our Chief Executive Officer ($900,000), our Chief Financial Officer’s affiliates ($15,000) and a director ($6,000) in June 2007, a $700,000 advance from our Chief Executive Officer in the form of an uncollateralized convertible promissory note in December 2007 (Note 3), the sale of common stock under a private placement (Note 4) to our Chief Executive Officer ($60,000) and a director ($50,000) in March 2008, and the exercise of 5,000,000 warrants to purchase common stock at $0.07 per share for a total purchase price of $350,000 by our Chief Executive Officer in March 2008 (Note 4). We cannot assure you that we will be successful now or in the future in obtaining any additional capital on terms favorable to us or at all. The failure to obtain such cash will have a material adverse effect on our financial condition and operations.
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
Reclassifications
     Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

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
Earnings (loss) per share
     The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants, and conversion of convertible debt, using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. For the three months ended March 31, 2008 and 2007, 20,045,082 and 7,509,352 potentially dilutive securities are excluded from the computation because they are anti-dilutive.
Technology rights
     Purchased technology rights for a wearable artificial kidney are being amortized over an estimated useful life of approximately 20 years. Amortization is included in general and administrative expense and amounted to $1,215 for each of the three months ended March 31, 2008 and 2007. Amortization expense will be approximately $4,860 each year for the next five succeeding years.
Recent accounting pronouncements
     In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, and amendment of FASB Statement No. 133”. This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect of SFAS No. 161 on its consolidated financial position, results of operations or cash flows.
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
     In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The adoption had no affect on the Company’s financial statement.
     In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements, the board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This statement is effective for all financial instruments issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FASB Staff Position (FSP) FIN 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company has not yet determined the effect of SFAS No. 157 on its consolidated financial position, results of operations or cash flows.
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
NOTE 3
DEBT
     On December 26, 2007, the Company entered into a $700,000 uncollateralized convertible promissory note with an officer and director, bearing interest at 6% per annum, payable on December 31, 2008. The note becomes immediately payable upon the consummation of a change of control transaction, which is defined as (i) a reorganization, consolidation or merger (or similar transaction or series of related transactions) of the Company with or into any other entity, or a sale or exchange of outstanding shares, any of which results in the shareholders of the Company immediately prior to the transaction owning less than 50% of the surviving entity of such transaction or transactions, or (ii) a sale of all or substantially all of the assets of the Company. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company’s common stock at a conversion price of $0.07 per share at any time. In connection with this note, the Company issued warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.07 per share. The warrants were exercised in March 2008. The relative fair value of the warrants amounting to $179,163 was determined at the time of issuance using the Black-Scholes option-pricing model, was recorded as additional paid-in capital, reduced the initial carrying value of the note, and is being amortized to interest expense over the term of the note using the straight-line method. For the three months ended March 31, 2008, the Company recognized $43,828 of amortized discount in interest expense. The unamortized discount as of March 31, 2008 and December 31, 2007 amounted to $132,446 and $176,273, respectively.
NOTE 4
STOCKHOLDERS’ EQUITY
     During March 2008, the Company completed a private placement of an aggregate of 1,375,000 Units (the “Units”) at a purchase price of $0.08 per Unit, for a total purchase price of $110,000. Each Unit consists of one share of common stock of the Company at an exercise price of $0.08 per share. The warrants are exercisable immediately upon issuance and expire upon the first to occur of (i) seven years following the date of issuance, (ii) the closing of a firmly underwritten public offering or (iii) upon a sale of the Company.

     The $60,000 purchase price for 750,000 Units was paid in cash at closing. The $50,000 purchase price for 625,000 Units was paid $20,000 in cash at closing, with the balance thereof satisfied through delivery of a promissory note. The principal amount of the promissory note, together with accrued and unpaid interest thereunder, is due and payable in three equal installments of $10,000 due April 30, 2008, May 30, 2008, and June 30, 2008. The unpaid principal amount under the promissory note bears interest at the rate of 1.85% per annum. As of March 31, 2008, this note receivable from stockholder amounted to $30,000 and is classified in stockholders’ equity on the consolidated balance sheet. The Company accrued $18 of interest on this note receivable during the three months ended March 31, 2008.
     The purchasers of the Units are: Robert M. Snukal, director and CEO, 750,000 Units; and Jose Spiwak, director, 625,000 Units.
     During March 2008, the Company issued 5,000,000 shares of its common stock to the director and CEO upon the exercise of warrants at $0.07 per share. The Company received $350,000 of proceeds.
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
     As of March 31, 2008 and December 31, 2007, the derivative liability is comprised of $25,000 and $43,750, respectively, representing an aggregate amount of proceeds received from the issuance of common stock under the private placement offerings. During the second quarter 2007, the Company began reclassification of the derivative liability to equity as the underlying mandatory registration rights for each purchase expire on the date on which the shares may be resold pursuant to an exemption under Rule 144(k) promulgated under the Securities Act. In accordance with Rule 144(k), holders may resell their shares beginning two years after purchase regardless of whether a registration statement has been filed. During the three months ended March 31, 2008, the Company reclassified $18,750 from derivative liability to additional paid-in capital. The remaining derivative liability of $25,000 is expected to be reclassified to additional paid-in capital at June 30, 2008. A portion of this liability previously represented the fair value of warrants issued with common stock under the private placement offerings. However, the fair value of these warrants was determined to be zero at December 31, 2006 primarily due to the warrants expiring on March 31, 2007 and having an exercise price in excess of the stock price. Another portion of this liability previously represented the fair value of the excess of common shares required to settle all outstanding contracts as of each period end over the number of authorized but unissued shares at each period end. Outstanding contracts include stock options, warrants, and convertible notes payable. During the third quarter of 2006, the Company increased the authorized number of common shares from 50,000,000 to 125,000,000 which eliminated the excess of common shares required to settle all outstanding contracts as of each period end over the number of authorized but unissued shares at each period end.
     Components of the derivative liability are presented below for periods ending March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
Derivative Liability
Issuance of common stock under private placement during three months ending March 31, 2006 at date of issuance	$—	$18,750
Issuance of common stock under similar terms as the private placement during three months ending June 30, 2006 at date of issuance	25,000	25,000

Total Derivative Liability	$25,000	$43,750

NOTE 6
SHARE-BASED COMPENSATION
     As of March 31, 2008, the Company has adopted 3 stock option plans for the benefit of officers, directors, employees, independent contractors and consultants of the Company. These plans include: (i) the 1998 Stock Option Plan, (ii) the 1996 Stock Option Plan, and (iii) the 1996 Employee Compensatory Stock Option Plan. In addition to these plans, from time to time the Company grants various other stock options and warrants directly to certain parties. The Company grants all such awards as incentive compensation to officers, directors, and employees, and as compensation for the services of independent contractors and consultants of the Company.
     1998 Stock Option Plan
     The Company’s 1998 Stock Option Plan, which was approved by the board of directors and stockholders, permits the grant of share options to officers, directors, employees, independent contractors and consultants of the Company for up to 1,000,000 shares of common stock. The board of directors has the right to amend, suspend or terminate the 1998 Stock Option Plan at any time. The 1998 Stock Option Plan terminated on April 8, 2008.
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
     The fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options and warrants. The expected dividend yield assumption is based on the Company’s expectation of dividend payouts. Expected volatilities are based on historical volatility of the Company’s stock. The average risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. Through December 31, 2007, the expected life was primarily determined using guidance from SAB 107. As such, the expected life of the options and warrants was the average of the vesting term and the full contractual term of the options and warrants. Beginning in 2008, the expected life of the options and warrants will be determined using guidance from SAB 110. As permitted by SAB 110, the Company will continue to determine the expected life using guidance from SAB 107 because it has been concluded that historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. In addition to the assumptions in the table, the Company applies a forfeiture-rate assumption in its estimate of fair value that is primarily based on historical annual forfeiture rates of the Company.

Three Months Ended
March 31, 2007
Expected dividend yield	0.00%
Expected volatility	74%
Average risk-free interest rate	4.80%
Expected life (in years)	5.75
     The Company did not issue stock options, stock warrants, or stock for services during the three months ended March 31, 2008.
     During the three months ended March 31, 2008, $1,563 of director compensation cost, and $3,290 of compensation to consultants has been charged against income from the grant of options.
     As of March 31, 2008, there was approximately $47,700 of total unrecognized compensation cost related to nonvested share-based compensation arrangements with third parties. Of this amount, $6,900 and $800 is expected to be recognized throughout the remainder of 2008, and throughout 2009, respectively, and $40,000 is expected to be recognized upon the Company obtaining government funding.

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
     The Company did not issue stock options to third parties for services during the three months ended March 31, 2008. The Company did not issue stock warrants to third parties for services during the three months ended March 31, 2008 and 2007.
     On February 12, 2007, the Company issued options to purchase 50,000 shares of common stock to a consultant pursuant to the 1998 Stock Option Plan. The options vest over 2 years, have an exercise price of $0.36 per share, and expire in 10 years. The fair value of these options on the date of grant amounted to $12,163 and is being recognized on a straight-line basis over the requisite service period. The Company recorded consultant compensation of $1,520 and $760 relating to these options during the three months ended March 31, 2008 and 2007, respectively.
     A summary of option activity relating to compensation to third parties for services as of March 31, 2008, and changes during the three months then ended is presented below:

Weighted-
Average
		Weighted-	Remaining
Options relating to third		Average	Contractual	Aggregate
party compensation	Shares	Exercise Price	Term	Intrinsic Value
Outstanding at January 1, 2008	390,000	$0.20		$—
Granted	—	$—		—
Exercised	—	$—		—
Forfeited	—	$—		—
Converted	—	$—		—
Expired	—	$—		—
Canceled	—	$—		—

Outstanding at March 31, 2008	390,000	$0.20	4.42	$—

Exercisable at March 31, 2008	105,000	$0.22	5.62	$—

     A summary of the status of the Company’s nonvested option shares relating to third party compensation as of March 31, 2008, and changes during the three months then ended is presented below:

		Weighted-Average
Nonvested options relating to		Grant-Date
third party compensation	Shares	Fair Value
Nonvested at January 1, 2008	297,500	$0.17
Granted	—	$—
Vested	(12,500)	$0.24
Forfeited	—	$—
Expired	—	$—

Nonvested at March 31, 2008	285,000	$0.17

     As of March 31, 2008, there was approximately $47,700 of total unrecognized compensation cost related to nonvested share-based compensation arrangements with third parties. Of this amount, $6,900 and $800 is expected to be recognized throughout the remainder of 2008, and throughout 2009, respectively, and $40,000 is expected to be recognized upon the Company obtaining government funding.
     A summary of warrant activity relating to compensation to third parties for services as of March 31, 2008, and changes during the three months then ended is presented below:

Weighted-
Average
		Weighted-	Remaining
Warrants relating to		Average	Contractual	Aggregate
third party compensation	Shares	Exercise Price	Term	Intrinsic Value
Outstanding at January 1, 2008	150,000	$0.82		$—
Granted	—	$—		—
Exercised	—	$—		—
Forfeited	—	$—		—
Converted	—	$—		—
Expired	—	$—		—
Canceled	—	$—		—

Outstanding at March 31, 2008	150,000	$0.82	2.79	$—

Exercisable at March 31, 2008	150,000	$0.82	2.79	$—

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
     The Company did not issue stock options to employees and directors for compensation during the three months ended March 31, 2008 and 2007.
     A summary of option activity relating to employee and director compensation as of March 31, 2008, and changes during the three months then ended is presented below:

Weighted-
Average
		Weighted-	Remaining
Options relating to employee and		Average	Contractual	Aggregate
director compensation	Shares	Exercise Price	Term	Intrinsic Value
Outstanding at January 1, 2008	4,430,000	$0.54		$7,500
Granted	—	$—		—
Exercised	—	$—		—
Forfeited	—	$—		—
Converted	—	$—		—
Expired	—	$—		—
Canceled	—	$—		—

Outstanding at March 31, 2008	4,430,000	$0.54	7.85	$—

Exercisable at March 31, 2008	4,430,000	$0.54	7.85	$—

     A summary of the status of the Company’s nonvested option shares relating to employee and director compensation as of March 31, 2008, and changes during the three months then ended is presented below:

		Weighted-Average
		Grant-Date
Nonvested options relating to employee and director compensation	Shares	Fair Value
Nonvested at January 1, 2008	50,000	$0.13
Granted	—	$—
Vested	(50,000)	$0.13
Forfeited	—	$—

Nonvested at March 31, 2008	—	$—

     A summary of option activity relating to interest expense from the grant of options to two directors in conjunction with advances made to the Company as of March 31, 2008, and changes during the three months then ended is presented below:

Weighted-
Average
		Weighted-	Remaining
Options relating to interest		Average	Contractual	Aggregate
expense to directors	Shares	Exercise Price	Term	Intrinsic Value
Outstanding at January 1, 2008	600,000	$0.52		$—
Granted	—	$—		—
Exercised	—	$—		—
Forfeited	—	$—		—
Converted	—	$—		—
Expired	—	$—		—
Canceled	—	$—		—

Outstanding at March 31, 2008	600,000	$0.52	7.93	$—

Exercisable at March 31, 2008	600,000	$0.52	7.93	$—

     All of these options were fully vested as of March 31, 2008.
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
NOTE 8
RELATED PARTY TRANSACTIONS
Receivables from Stockholders
     Note Receivable
     As of March 31, 2008 and December 31, 2007, the Company was owed $43,027 from Medipace Medical Group, Inc., a company in which the Company’s former chief financial officer and current shareholder of the Company is a majority shareholder. This note receivable is presented in the accompanying condensed consolidated balance sheet as an offset to stockholders’ equity. Interest earned on this note receivable amounted to $832 for the three months ended March 31, 2007.
     Subscriptions Receivable
     As of March 31, 2008, the Company was owed $30,018, including accrued interest of $18, from a director who participated in the March 2008 private placement as described in Note 4. Interest earned on this subscription receivable amounted to $18 for the three months ended March 31, 2008.
     As of December 31, 2007, the Company was owed $6,788, including accrued interest of $288, from three stockholders and directors who participated in the June 2007 private placement as described in Note 4. These subscription receivables were substantially paid during the first quarter of 2008.
Due to stockholders – discontinued operations
     As of March 31, 2008 and December 31, 2007, the Company owed $4,854 to one of its stockholders which is due on demand. No interest is charged on this advance.
Interest
     The Company incurs related party interest on several notes with stockholders that were outstanding during 2007 and 2008, the remainder of which are described in Note 3. As of March 31, 2008 and December 31, 2007, accrued expenses included $39,611 and $29,140 of accrued interest on related party notes payable, respectively. For the three months ended March 31, 2008 and 2007, interest expense included $54,299 and $164,518 of interest charged on the related party notes payable, respectively.
NOTE 9
DISCONTINUED OPERATIONS – DIALYSIS CLINIC
     On May 31, 2006, Los Angeles Community Dialysis, Inc. (LACD) completed the sale of substantially all of its assets used in the chronic care dialysis clinic to Kidney Dialysis Center of West Los Angeles, LLC. On June 15, 2006, LACD completed the sale of the acute care dialysis unit to stockholders Dr. Victor Gura and Dr. Ronald Lang. The decision to sell the dialysis units was based on the determination that it would be in the best interest of the stockholders to focus principally on completion of the development and eventual commercial marketing of the wearable artificial kidney for dialysis and other medical applications. As a result of the sale of LACD’s assets, the Company accounted for the business of LACD as a discontinued operation for all periods presented in accordance with SFAS No. 144.

NOTE 10
CONTINGENCIES
Litigation
     The Company is a party in arbitration proceedings with Xcorporeal, Inc. and certain other parties whereby Xcorporeal alleges, among other things, breach of the Merger Agreement and improper termination of the License Agreement, as discussed in Note 1 under the caption “Nature of Business”. The Company is unable to estimate a possible loss because precise damages have not been specified in the arbitration. If the arbitration is decided against the Company, then the license agreement would remain in full effect and damages could result. The Company believes that the claims made by Xcorporeal and the other adverse parties in the arbitration are without merit and has vigorously defended its position.
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
     On February 5, 2007, the Company filed a response to Xcorporeal’s statement of claims denying that the Company breached the merger agreement and asserting, among other things, that the Company properly terminated the license agreement and that the license agreement does not by its own terms and the meaning of the agreements survive the success or failure of the merger or Xcorporeal’s issuance to NQCI of its shares. In this response, the Company asserted counterclaims against Xcorporeal for fraud, recission, reformation, breach of contract, unjust enrichment and defamation. The Company amended its response on March 9, 2007 to add its claims against Peizer and Gura. The Company believes that the termination of the license agreement was proper and the Company has vigorously pursued its rights and remedies in order to defeat Xcorporeal’s and Peizer’s attempt to acquire control of its technology through a license agreement that the Company believes to have been fraudulently obtained.
     The arbitration was held from February 11, 2008 through February 29, 2008. At the conclusion of the arbitration, the arbitrator established a briefing schedule under which the parties submitted to the arbitrator and exchanged with each other post-hearing briefs on April 15, 2008, and reply briefs on April 30, 2008. It is presently anticipated that the arbitrator will render his decision in or around late May, 2008. The Company expects that the arbitrator’s decision will determine the issues related to the status of the license agreement and the right to use the Company’s technology.
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
     The Company’s management performed an assessment of this contingent liability for the March 31, 2008 reporting period and determined that a change in control and/or a qualified financing are not probable of occurring at this time. Based on that determination, no accrual of benefits was made as of March 31, 2008.
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results of Operations
     Certain statements in this Quarterly Report on Form 10-Q, or the Report, are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of National Quality Care, Inc., a Delaware corporation (referred to in this Report as “we,” “us,” “our” or “registrant”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-KSB for the year ended December 31, 2007. We filed our Form 10-KSB for the year ended December 31, 2007 on March 27, 2008. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report.
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
     On September 1, 2006, we entered into a merger agreement (the “Merger Agreement”) with Xcorporeal, Inc. (“Xcorporeal”) which contemplated that either (i) we would enter into a triangular merger in which we would become a wholly-owned subsidiary of Xcorporeal, or (ii) Xcorporeal would issue to us shares of its common stock in consideration of the assignment of the technology relating to our wearable artificial kidney and other medical devices. In connection with the Merger Agreement, on September 1, 2006, we entered into a license agreement (the “License Agreement”) with Xcorporeal granting an exclusive license for ninety-nine years or until the expiration of our proprietary rights in the technology, if earlier, to all technology relating to our wearable artificial kidney and other medical devices. Under the terms of the agreements and in accordance with the intent of the agreements and the representations made to us, the License Agreement was not to remain effective after the failure of the merger or Xcorporeal’s issuance to us of its shares. Effective as of December 29, 2006, we had terminated the Merger Agreement and License Agreement and all transactions contemplated thereby due to Xcorporeal’s continuing, uncured and incurable breaches of the Merger Agreement and its fraudulent and other wrongful conduct related to the Merger Agreement, the License Agreement and certain related matters. Xcorporeal did not dispute the termination of the Merger Agreement, but has disputed our termination of the License Agreement, which Xcorporeal alleges to be in full force and effect. In accordance with the terms of the License Agreement, Xcorporeal is obligated to reimburse the Company for research and development expense and certain agreed-upon monthly expenses during the period from September 1, 2006 to the date of termination of the merger agreement. Xcorporeal reimbursed the Company for expenses amounting to $1,182,359 during 2006. As of March 31, 2008, no revenue has been recognized from the License Agreement and any amounts owed by Xcorporeal under the terms of the License Agreement have been fully reserved.
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
     On January 22, 2007, Xcorporeal filed a statement of claims in the arbitration proceeding. In this statement, Xcorporeal alleges that we breached several provisions of the Merger Agreement and engaged in interference with Xcorporeal’s contractual relations and prospective economic business advantage. In addition, Xcorporeal has alleged that we improperly terminated the License Agreement and that it has retained the exclusive right to use our technology. We have filed a response to Xcorporeal’s statement of claims denying that we breached the Merger Agreement and asserting, among other things, that we properly terminated the License Agreement and that the License Agreement does not by its own terms and the meaning of the agreements survive the failure of the merger or Xcorporeal’s issuance to us of its shares. We have further made a number of claims and counterclaims in our response, including that Xcorporeal and Peizer conspired with Gura to misappropriate our trade secrets and to commit a variety of business torts and statutory and other legal violations. In addition, we have alleged that Xcorporeal and Peizer engaged in a fraudulent scheme to obtain our technology. We have further alleged that as part of this scheme, Xcorporeal and Peizer entered into the Merger Agreement and the License Agreement with us at the same time and represented to us that the License Agreement was designed solely to facilitate the transactions set forth in the Merger Agreement and would not survive a termination of the Merger Agreement or the success or failure of the merger or Xcorporeal’s issuance to us of its shares, but that following execution of the Merger Agreement, Xcorporeal and Peizer manufactured alleged breaches by us of the Merger Agreement and otherwise made it clear that they did not intend to proceed with the merger or any similar transaction. Before and after we terminated all agreements and transactions with Xcorporeal because of this conduct, which we allege to have been fraudulent, Xcorporeal claimed that the License Agreement comprised a separate and distinct transaction that was not terminable upon termination of the Merger Agreement. We believe that Xcorporeal and Peizer intended from the outset to fabricate alleged breaches by us in order to excuse their own non-performance under the Merger Agreement, and then to nonetheless obtain control of our technology by disclaiming the true nature of the License Agreement, which was that it was inextricably linked to the Merger Agreement, and by asserting instead that the License Agreement grants them a continuing right to exploit our intellectual property rights. We have vigorously pursued our rights and remedies in order to defeat Xcorporeal’s and Peizer’s attempt to acquire rights to our technology through a license that we believe to have been fraudulently obtained.
     The arbitration was held from February 11, 2008 through February 29, 2008. At the conclusion of the arbitration, the arbitrator established a briefing schedule under which the parties submitted to the arbitrator and exchanged with each other post-hearing briefs on April 15, 2008, and reply briefs on April 30, 2008. It is presently anticipated that the arbitrator will render his decision in or around late May, 2008. The Company expects that the arbitrator’s decision will determine the issues related to the status of the license agreement and the right to use the Company’s technology.
     Plan of Operation
     Our plan of operation is to complete the clinical studies in humans with the Wearable Artificial Kidney in order to apply to the FDA for permission to market the device.
     We do not currently have sufficient working capital to meet our obligations. Therefore, we must obtain funding immediately from outside sources. Our cash flow needs for the quarter ended March 31, 2008 and the year ended December 31, 2007 were provided by 2006 activities, the sale of common stock under a private placement to our Chief Executive Officer ($900,000), our Chief Financial Officer’s affiliates ($15,000) and a director ($6,000) in June 2007, a $700,000 advance from our Chief Executive Officer in the form of an uncollateralized convertible promissory note in December 2007, the sale of common stock under a private placement to our Chief Executive Officer ($60,000) and a director ($50,000) in March 2008, and the exercise of 5,000,000 warrants to purchase common stock at $0.07 per share for a total purchase price of $350,000 by our Chief Executive Officer in March 2008. We cannot assure you that we will be successful now or in the future in obtaining any additional capital on terms favorable to us or at all. The failure to obtain such cash will have a material adverse effect on our financial condition and operations.
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
Going Concern and Liquidity
     For the past several years, the Company has experienced net operating losses, and as of March 31, 2008 has an accumulated deficit of $14,552,469 and a working capital deficiency (defined as current assets minus current liabilities) of $2,325,246. In addition, total liabilities exceed total assets by $2,256,903. Such deficiencies indicate the Company may not be able to meet its current obligations as they come due without additional financing or positive cash flow from operating activities. Accordingly, our auditors in their report on our December 31, 2007 consolidated financial statements (included in our 2007 Annual Report on Form 10-KSB) have stated that these conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
     We do not currently have sufficient working capital to meet our obligations. Therefore, we must obtain funding immediately from outside sources. Our cash flow needs for the quarter ended March 31, 2008 and the year ended December 31, 2007 were provided by 2006 activities, the sale of common stock under a private placement to our Chief Executive Officer ($900,000), our Chief Financial Officer’s affiliates ($15,000) and a director ($6,000) in June 2007, a $700,000 advance from our Chief Executive Officer in the form of an uncollateralized convertible promissory note in December 2007, the sale of common stock under a private placement to our Chief Executive Officer ($60,000) and a director ($50,000) in March 2008, and the exercise of 5,000,000 warrants to purchase common stock at $0.07 per share for a total purchase price of $350,000 by our Chief Executive Officer in March 2008. We cannot assure you that we will be successful now or in the future in obtaining any additional capital on terms favorable to us or at all. The failure to obtain such cash will have a material adverse effect on our financial condition and operations.

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
     Convertible debt with stock purchase warrants – We have issued convertible debt with non-detachable conversion features and detachable warrants. The values assigned to the warrants and embedded conversion feature of the debt is based on the guidance of EITF No. 98-5, “Accounting for convertible Securities with Beneficial Conversion Features or contingently Adjustable conversion Ratios”, EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments of the FASB’s Emerging Issues Task Force”. The non-detachable conversion feature and detachable warrants are recorded as a discount to the related debt either as additional paid-in capital or a derivative liability, depending on the guidance, using the intrinsic value method or relative fair value method, respectively. The debt discount associated with the warrants and embedded beneficial conversion feature, if any, is amortized to interest expense over the life of the debenture or upon earlier conversion of the debenture using either the effective yield method or the straight-line method, as appropriate.
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
Results of Operations For the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007.
Continuing operations:
     Operating expenses for the three months ended March 31, 2008 increased by 163% to $1,660,843 from $632,087 for the three months ended March 31, 2007. Total operating expenses include (i) general and administrative expenses, and (ii) research and development expenses as follows:
     General and administrative expenses during the three months ended March 31, 2008 increased by 150% to $1,575,457 from $630,872 during the three months ended March 31, 2007. This was primarily the result of an increase in legal fees of approximately $973,000. Legal fees increased due primarily to the arbitration with Xcorporeal and increased needs in connection with financing and reporting activities.
     The Company incurred $85,386 and $1,215 of research and development expenses during the three months ended March 31, 2008 and 2007, respectively. Pending resolution of the arbitration with Xcorporeal, Peizer and Gura related to, among other things, the rights to use our Wearable Kidney technology, we suspended our research and development activities. However, beginning in November 2007, we entered into short-term agreements with consultants to continue research and development efforts previously undertaken by them. These efforts involved additional study and development activities related to the use of sorbents, which trap and evacuate amine and urea materials from dialysis solutions. We believe we will ultimately prevail on the merits of the arbitration and are continuing to pursue our patents and are taking other steps to perfect our intellectual property rights.
     We generated a net loss from continuing operations of $1,715,124 and $785,465 during the three months ended March 31, 2008 and 2007, respectively. This was a result of the operating expenses described above, and incurring interest expense totaling $54,299 and $164,518 on the debt described in the liquidity and capital resources section below during the three months ended March 31, 2008 and 2007, respectively. Losses are expected until such time of resolution of the arbitration with Xcorporeal, Peizer and Gura, and commercial marketing of the wearable artificial kidney.

     At March 31, 2008, we had net operating loss carryforwards totaling approximately $17,541,000 for federal tax purposes, expiring through 2027. The federal net operating loss carryforwards include $3,700,000, which are limited by IRC Section 1502; however, the annual effects of such limitations have not been determined. In addition, we had net operating loss carryforwards of approximately $10,737,000 for state tax purposes, which begin to expire in 2017.
     Discontinued Operations – Dialysis clinic:
     On May 31, 2006, Los Angeles Community Dialysis, Inc. (LACD) completed the sale of substantially all of its assets used in the chronic care dialysis clinic to Kidney Dialysis Center of West Los Angeles, LLC. On June 15, 2006, LACD completed the sale of the acute care dialysis unit to stockholders Dr. Victor Gura and Dr. Ronald Lang. The decision to sell the dialysis units was based on the determination that it would be in the best interest of the stockholders to focus principally on completion of the development and eventual commercial marketing of the wearable artificial kidney for dialysis and other medical applications. As a result of the sale of LACD’s assets, the Company accounted for the business of LACD as a discontinued operation for all periods presented in accordance with SFAS No. 144.
Liquidity and Capital Resources
     Cash was $69,067 as of March 31, 2008, as compared to $709,579 as of December 31, 2007. We do not have sufficient working capital to meet our obligations. Therefore, we must obtain funding immediately. We cannot assure you that we will be successful now or in the future in obtaining any additional capital on terms favorable to us or at all. The failure to obtain such cash will have a material adverse effect on our financial condition and operations.
     Our cash flow needs for the quarter ended March 31, 2008 and the year ended December 31, 2007 were provided by 2006 activities, the sale of common stock under a private placement to our Chief Executive Officer ($900,000), our Chief Financial Officer’s affiliates ($15,000) and a director ($6,000) in June 2007, a $700,000 advance from our Chief Executive Officer in the form of an uncollateralized convertible promissory note in December 2007, the sale of common stock under a private placement to our chief Executive Officer ($60,000) and a director ($50,000) in March 2008, and the exercise of 5,000,000 warrants to purchase common stock at $0.07 per share for a total purchase price of $350,000 by our Chief Executive Officer in March 2008. We had working capital deficits of $2,325,246 and $1,071,479 at March 31, 2008 and December 31, 2007, respectively.
     At March 31, 2008, the ratio of current assets to current liabilities was 0.06 to 1.00 compared to 0.42 to 1.00 at December 31, 2007.
     As of March 31, 2008 and December 31, 2007, we had borrowings in the amount of $567,555 and $523,727, respectively, net of a discount of $132,446 and $176,273, respectively, all of which was current. Long-term borrowings as of March 31, 2008 increased by $43,828 as compared with December 31, 2007 due to amortization of the loan discount.
     On December 26, 2007, the Company entered into a $700,000 uncollateralized convertible promissory note with an officer and director, bearing interest at 6% per annum, payable on December 31, 2008. The note becomes immediately payable upon the consummation of a change of control transaction, which is defined as (i) a reorganization, consolidation or merger (or similar transaction or series of related transactions) of the Company with or into any other entity, or a sale or exchange of outstanding shares, any of which results in the shareholders of the company immediately prior to the transaction owning less than 50% of the surviving entity of such transaction or transactions, or (ii) a sale of all or substantially all of the assets of the Company. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company’s common stock at a conversion price of $0.07 per share at any time. In connection with this note, the Company issued warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.07 per share. The warrants were exercised in March 2008. The relative fair value of the warrants amounting to $179,163 was determined at the time of issuance using the Black-Scholes option-pricing model, was recorded as additional paid-in capital, reduced the initial carrying value of the note, and is being amortized to interest expense over the term of the note using the straight-line method. For the three months ended March 31, 2008, the Company recognized $43,828 of amortized discount in interest expense. The unamortized discount as of March 31, 2008 and December 31, 2007 amounted to $132,446 and $176,273, respectively.
     On April 25, 2006, the Company entered into a $600,000 uncollateralized convertible promissory note with a director, bearing interest at 8% per annum, payable on April 25, 2007. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could have been converted into shares of the Company’s common stock at a conversion price of $0.32 per share at any time. The Company evaluated the convertible debenture in accordance with EITF Nos. 98-5 and 00-27, and it was determined that the embedded conversion option within the debenture is beneficial to the holder because the conversion price of $0.32 per share was lower than the market price on the commitment date. The intrinsic value of the conversion option was calculated to be $581,250 and was recognized as a reduction to the carrying amount of the debenture and as additional paid-in capital. This reduction to the carrying amount of the debenture, or discount, was amortized to interest expense on the straight-line method over the term of the convertible promissory note. For the three months ended March 31, 2007, the Company recognized $143,370 of amortized discount in interest expense. The Company repaid this loan during April 2007.
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
Recently issued accounting pronouncements
     In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, and amendment of FASB Statement No. 133”. This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect of SFAS No. 161 on its consolidated financial position, results of operations or cash flows.
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
     In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The adoption had no affect on the Company’s financial statement.

     In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements, the board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This statement is effective for all financial instruments issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FASB Staff Position (FSP) FIN 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company has not yet determined the effect of SFAS No. 157 on its consolidated financial position, results of operations or cash flows.
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
Item 4T. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.
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
     In the arbitration, we are contending that Xcorporeal and Peizer conspired with Gura to misappropriate our trade secrets and to commit a variety of business torts and statutory and other legal violations. In addition, we have alleged that Xcorporeal and Peizer engaged in a fraudulent scheme to obtain our technology. We further allege that as part of this scheme, Xcorporeal and Peizer entered into the merger agreement and the license agreement with us at the same time and represented to us that the license agreement was designed solely to facilitate the transactions set forth in the merger agreement and would not survive a termination of the merger agreement or the success or failure of the merger or Xcorporeal’s issuance to us of its shares, but that following execution of the merger agreement, Xcorporeal and Peizer manufactured alleged breaches by us of the merger agreement and otherwise made it clear that they did not intend to proceed with the merger or any similar transaction. Before and after we terminated all agreements and transactions with Xcorporeal because of this conduct, which we allege to have been fraudulent, Xcorporeal claimed that the license Agreement comprised a separate and distinct transaction that was not terminable upon termination of the merger agreement. We believe that Xcorporeal and Peizer intended from the outset to fabricate alleged breaches by us in order to excuse their own non-performance under the merger agreement, and then to nonetheless obtain control of our technology by disclaiming the true nature of the license agreement, which was that it was inextricably linked to the merger agreement, and by asserting instead that the license agreement grants them a continuing right to exploit our intellectual property rights. We believe that our termination of the license agreement was proper and have vigorously pursued our rights and remedies in order to defeat Xcorporeal’s and Peizer’s attempt to acquire control of our technology through a license that we believe to have been fraudulently obtained.
     The arbitration was held from February 11, 2008 through February 29, 2008. At the conclusion of the arbitration, the arbitrator established a briefing schedule under which the parties submitted to the arbitrator and exchanged with each other post-hearing briefs on April 15, 2008, and reply briefs on April 30, 2008. It is presently anticipated that the arbitrator will render his decision in or around late May, 2008. The Company expects that the arbitrator’s decision will determine the issues related to the status of the license agreement and the right to use the Company’s technology.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During March 2008, the Company completed a private placement to accredited investors of an aggregate of 1,375,000 Units (the “Units”) at a purchase price of $0.08 per Unit for a total purchase price of $110,000. Of the purchase price, $80,000 was paid in cash, and $30,000 was recorded as a note receivable from one of the stockholders. Each Unit consists of one share of common stock of the Company and one warrant to purchase one-half of a share of common stock of the Company at an exercise price of $0.08 per share. The Company relied on Section 4(2) for an exemption from registration under the Securities Act of 1933.
Item 6. Exhibits
2.1	Agreement for Exchange of Stock dated May 11, 1996, by and among the Company, Los Angeles Community Dialysis, Inc., Victor Gura, M.D., Avraham H. Uncyk, M.D. and Ronald P. Lang, M.D. (1)

3.1	Restated Certificate of Incorporation (2)

3.2	Bylaws (2)

10.1	Warrant dated March 25, 2008 issued to Robert M. Snukal

31.1	Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference herein to the Registrant’s Current Report on Form 8-K dated May 24, 1996.

(2)	Incorporated by reference herein to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1996.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL QUALITY CARE, INC.

Date: May 13, 2008	By:	/s/ ROBERT SNUKAL

Robert Snukal
Chief Executive Officer, President and
Director