Form 10-Q
period 2008-09-30
NATIONAL QUALITY CARE INC
filed 2008-12-09
CIK 872544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act),

YES _____	NO X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 14, 2008
Common Stock, $0.01 per share	63,916,252

National Quality Care, Inc.

Table of Contents

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

NATIONAL QUALITY CARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

as of September 30, 2008 and December 31, 2007

	September 30 2008	December 31, 2008
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$17,937	$709,579
Prepaid expenses and other assets	14,129	45,038
Prepaid expenses and other assets – discontinued operations	31,330	31,330
Total current assets	63,396	785,947

OTHER ASSETS
Technology rights, net of accumulated amortization of $34,087 in 2008 and $30,442 in 2007	65,913	69,558
Total Assets	$129,309	$855,505

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,772,737	$1,210,865
Accounts payable and accrued expenses – discontinued operations	74,230	74,230
Due to stockholders – discontinued operations	4,854	4,854
Debt, net of discounts of $73,773 in 2008 and $176,273 in 2007	726,227	523,727
Derivative Liability	—	43,750
Total current liabilities	3,578,048	1,857,426

NOTE PAYABLE	120,000	—

CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 125,000,000 shares authorized; 63,916,252 shares issued and outstanding as of September 30, 2008 and 54,191,252 shares issued and outstanding as of December 31, 2007	639,162	541,913
Additional paid-in capital	12,072,183	11,343,306
Receivables from stockholders, net	(43,027)	(49,815)
Accumulated deficit	(16,237,057)	(12,837,325)
Total stockholders’ deficit	(3,568,739)	(1,001,921)
Total liabilities and stockholders’ deficit	$129,309	$855,505

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING EXPENSES
General and administrative, including share-based compensation of $4,412 and $14,118 for the three and nine months ended September 30, 2008, respectively, and $38,382 and $112,025 for the three and nine months ended September 30, 2007, respectively	$371,041	$759,808	$2,831,813	$2,150,035
Research and Development, including share-based compensation of $84,279 for the three and nine months ended September 30, 2008	36,284	24,215	386,679	38,645
Total Operating Expenses	407,325	784,023	3,218,492	2,188,680

Loss from continuing operations	(407,325)	(784,023)	(3,218,492)	(2,188,680)

OTHER INCOME (EXPENSE)
Interest expense	(72,422)	(94)	(181,231)	(206,994)
Interest income	—	6,876	—	23,771
Other income (expense)	—	55,016	—	142,176

Total other income (expense)	(72,422)	61,798	(181,231)	(41,047)

Loss from continuing operations before taxes on income	(479,747)	(722,225)	(3,399,723)	(2,229,727)

TAXES ON INCOME	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(479,747)	(722,225)	(3,399,723)	(2,229,727)

Discontinued operations
Income (loss) from operations of the discontinued
Component	10	35,904	(9)	(51,051)
Taxes on income	—	—	—	—
Net income (loss) on discontinued operations	—	35,904	(9)	(51,051)

NET LOSS	$(479,737)	$(686,321)	$(3,399,732)	$(2,280,778)

Loss per weighted average share of common stock outstanding – basic and diluted
From continuing operations	$(0.001)	$(0.01)	$(0.06)	$(0.04)
From discontinued operations	—	—	—	—
TOTAL BASIC AND DILUTED LOSS PER SHARE	$(0.001)	$(0.01)	$(0.06)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – Basic and Diluted	60,028,752	50,916,004	60,028,752	50,916,004

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Nine months ended September 30,
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Continuing operations
Loss from continuing operations	$(3,399,723)	$(2,229,727)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Amortization of technology rights	3,645	3,645
Amortization of loan discount	147,978	181,541
Stock-based compensation – consultants	93,708	4,980
Stock-based compensation – directors and employees	4,689	107,045
Amortization of prepaid interest	—	13,050
Legal settlement satisfied by return of common stock	—	(87,160)
Consultant compensation settlement for note payable	120,000	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	30,909	(7,732)
Accounts payable and accrued expenses	1,561,871	555,064

Net cash used in continuing operations	(1,436,923)	(1,459,294)

Discontinued operations
Net loss on discontinued operations	(9)	(51,051)
Adjustments to reconcile net loss from discontinued operations to net cash provided by (used in) discontinued operating activities:
Changes in discontinued operations operating assets and liabilities:
Accounts receivable	—	9,215
Prepaid expenses and other assets	—	99,616
Accounts payable and accrued expenses	—	(26,528)
Net cash provided by (used in) discontinued operations	(9)	31,252
Net cash used in operating activities	(1,436,932)	(1,428,042)

CASH FLOWS FROM INVESTING ACTIVITIES

Payments on notes receivable from stockholders	36,790	3,367

Net cash provided by investing activities	36,790	3,367

(Continued)

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Nine months ended September 30,
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	204,000	307,000
Exercise of stock options	17,500	—
Exercise of stock warrants	387,000	—
Proceeds from convertible notes payable – related parties	100,000	—
Repayment of long-term borrowings	—	(547,633)

Net cash provided by (used in) financing activities	708,500	(240,633)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(691,642)	(1,665,308)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	709,579	1,730,907
CASH AND CASH EQUIVALENTS – END OF PERIOD	17,937	$65,599

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for
Interest	$—	$59,142
Income taxes	$1,600	$4,800

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the first nine months of 2007, the Company entered into the following transactions:

•	The Company reclassified $581,250 of derivative liability as additional paid-in capital.

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

During the first nine months of 2008, the Company entered into the following transactions:

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

•	On August 12, 2008, the Company issued a $150,000 uncollateralized convertible promissory note to our Chief Executive Officer and recorded a discount of $45,478 for the issuance of warrants in connection with this note.

See accompanying notes to condensed consolidated financial statements

NATIONAL QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

In accordance with the terms of the License Agreement, Xcorporeal was obligated to reimburse the Company for research and development expenses and also for certain agreed-upon monthly expenses during the period from September 1, 2006 to the date of termination of or a closing under the Merger Agreement. Xcorporeal reimbursed the Company for expenses amounting to $1,182,359 during 2006. The Company has demanded that Xcorporeal pay approximately $690,000 in additional expenses incurred during 2007 and 2008, and that Xcorporeal pay the Company $500,000 in royalties incurred pursuant to the terms of the License Agreement in 2007 and 2008. As of September 30, 2008, no revenue has been recognized from the License Agreement and any amounts owed by Xcorporeal under the terms of the License Agreement have been fully reserved.

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

NOTE 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements represent the financial activity of National Quality Care, Inc. and its subsidiary. The consolidated financial statements for the three and nine months ended September 30, 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information in the US and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal three and nine months ended September 30, 2008 included herein. The consolidated financial statements at September 30, 2008 include the accounts of the Company and its wholly owned subsidiary, Los Angeles Community Dialysis, Inc. All material inter-company accounts, transactions and profits have been eliminated in consolidation. The Company’s fiscal year ends on December 31 each year.

The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Going concern and liquidity

For the past several years, the Company has experienced net operating losses, and as of September 30, 2008 has an accumulated deficit of $16,237,057 and a working capital deficiency (defined as current assets minus current liabilities) of $3,514,652. In addition, total liabilities exceed total assets by $3,568,739. Such deficiencies indicate the Company will not be able to meet its current obligations as they come due without additional financing or positive cash flow from operating activities. Accordingly, our auditors in their report on our December 31, 2007 consolidated financial statements (included in our 2007 Annual Report on Form 10-KSB) have stated that these conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We do not currently have sufficient working capital to meet our obligations. Therefore, we must obtain funding immediately from outside sources. Our cash flow needs for the nine months ended September 30, 2008 were satisfied by:

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

•	the sale of common stock under a private placement (Note 4) to an existing shareholder ($50,000) in July 2008,

•	a $150,000 loan from our Chief Executive Officer in the form of an uncollateralized convertible promissory note in August 2008,

•	the exercise of 200,000 warrants to purchase common stock at $0.06 per share for a total purchase price of $12,000 by an existing shareholder in August 2008,

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

Derivative liabilities

The Company has issued common stock with detachable warrants under a private placement offering and accounts for such securities in accordance with Emerging Issues Task Force (“EITF”) Issue Nos. 00-19 and 05-04, and Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”). In 2005 and 2006, certain common stock and warrants sold by the Company granted the holders mandatory registration rights which were contained in the terms governing the private placement offering. The mandatory rights provision results in share settlement which is not controlled by the Company, accordingly they qualify as derivative instruments in accordance with EITF 00-19. At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity.

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

Concentration of credit risk

The Company has placed its cash with one major financial institution. At times, the cash in the financial institution exceeds the amount insured by the Federal Deposit Insurance Corporation (FDIC).

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

Earnings (loss) per share

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants, and conversion of convertible debt, using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. For the three and nine months ended September 30, 2008 and 2007, 24,164,425 and 9,198,125 potentially dilutive securities are excluded from the computation because they are anti-dilutive.

Technology rights

Purchased technology rights for a wearable artificial kidney are being amortized over an estimated useful life of approximately 20 years. Amortization is included in general and administrative expense and amounted to $1,215 and $3,645 for each of the three and nine months ended September 30, 2008 and 2007, respectively. Amortization expense will be approximately $4,860 each year for the next five succeeding years.

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

NOTE 3

DEBT

Note Payable:

The Company was party to a contract dispute with a consultant claiming additional compensation due in relation to an agreement dated January 6, 2002, as amended. During August 2008, the Company and consultant reached an agreement whereby the Company executed and delivered a promissory note in the amount of $120,000, bearing interest at 2.54% per annum, and payable on August 7, 2010. In addition, the Company and consultant entered into a mutual general release agreement. Accordingly, the additional compensation has been charged to operations in research and development and the note payable recorded. Additionally, on June 21, 2008, the Company issued options to purchase 1,500,000 shares of common stock to this consultant (Note 6). Also in August 2008, this consultant was elected as a Director and was appointed to serve as the Company’s Chief Scientific Officer and, in connection with such election and appointment, received an additional 1,000,000 options to purchase shares of common stock.

Debt, net of discount:

On August 12, 2008, the Company issued a $150,000 uncollateralized convertible promissory note to its Chief Executive Officer, bearing interest at 6% per annum, payable on December 31, 2008. The note becomes immediately payable upon the consummation of a change of control transaction, which is defined as (i) a reorganization, consolidation or merger (or similar transaction or series of related transactions) of the Company with or into any other entity, or a sale or exchange of outstanding shares, any of which results in the shareholders of the Company immediately prior to the transaction owning less than 50% of the surviving entity of such transaction or transactions, or (ii) a sale of all or substantially all of the assets of the Company. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company’s common stock at a conversion price of $0.12 per share at any time. In connection with this note, the Company issued warrants to purchase 625,000 shares of the Company’s common stock at an exercise price of $0.12 per share, which was the closing price of the Company’s stock on the date of issuance. The relative fair value of the warrants amounting to $45,478 was determined at the time of issuance using the Black-Scholes option-pricing model, was recorded as additional paid-in capital, reduced the initial carrying value of the note, and is being amortized to interest expense over the term of the note using the straight-line method. For the three and nine months ended September 30, 2008, the Company recognized $16,013 of amortized discount in interest expense related to the note. The unamortized discount as of September 30, 2008 amounted to $29,465.

On December 26, 2007, the Company entered into a $700,000 uncollateralized convertible promissory note with an officer and director, bearing interest at 6% per annum, payable on December 31, 2008. The note becomes immediately payable upon the consummation of a change of control transaction, which is defined as (i) a reorganization, consolidation or merger (or similar transaction or series of related transactions) of the Company with or into any other entity, or a sale or exchange of outstanding shares, any of which results in the shareholders of the Company immediately prior to the transaction owning less than 50% of the surviving entity of such transaction or transactions, or (ii) a sale of all or substantially all of the assets of the Company. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company’s common stock at a conversion price of $0.07 per share at any time. In connection with this note, the Company issued warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.07 per share. The warrants were exercised in March 2008. The relative fair value of the warrants amounting to $179,163 was determined at the time of issuance using the Black-Scholes option-pricing model, was recorded as additional paid-in capital, reduced the initial carrying value of the note, and is being amortized to interest expense over the term of the note using the straight-line method. For the three and nine months ended September 30, 2008, the Company recognized $44,309 and $131,965, respectively, of amortized discount in interest expense. The unamortized discount as of September 30, 2008 and December 31, 2007 amounted to $44,309 and $176,273, respectively.

NOTE 4

STOCKHOLDERS’ EQUITY

During July 2008, the Company completed a private placement to an existing shareholder of an aggregate of 625,000 shares of common stock at a purchase price of $0.08 per share, for a total purchase price of $50,000.

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

The $60,000 purchase price for 750,000 Units was paid in cash at closing. The $50,000 purchase price for 625,000 Units was paid $20,000 in cash at closing, with the balance thereof satisfied through delivery of a promissory note. The principal amount of the promissory note, together with accrued and unpaid interest thereunder, was due and payable in three equal installments of $10,000 due April 30, 2008, May 30, 2008, and June 30, 2008. The unpaid principal amount under the promissory note bears interest at the rate of 1.85% per annum. This note receivable from stockholder was classified in stockholders’ equity on the consolidated balance sheet and was paid as of September 30, 2008.

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

As of December 31, 2007, the derivative liability is comprised of $43,750 representing an aggregate amount of proceeds received from the issuance of common stock under the private placement offerings. During the second quarter 2007, the Company began reclassification of the derivative liability to equity as the underlying mandatory registration rights for each purchase expire on the date on which the shares may be resold pursuant to an exemption under Rule 144(k) promulgated under the Securities Act. In accordance with Rule 144(k), holders may resell their shares beginning two years after purchase regardless of whether a registration statement has been filed. During the nine months ended September 30, 2008, the Company reclassified $43,750 from derivative liability to additional paid-in capital. A portion of this liability previously represented the fair value of warrants issued with common stock under the private placement offerings. However, the fair value of these warrants was determined to be zero at December 31, 2006 primarily due to the warrants expiring on March 31, 2007 and having an exercise price in excess of the stock price. Another portion of this liability previously represented the fair value of the excess of common shares required to settle all outstanding contracts as of each period-end over the number of authorized but unissued shares at each period end. Outstanding contracts include stock options, warrants, and convertible notes payable. During the third quarter of 2006, the Company increased the authorized number of common shares from 50,000,000 to 125,000,000 which eliminated the excess of common shares required to settle all outstanding contracts as of each period end over the number of authorized but unissued shares at each period end.

Components of the derivative liability are presented below as of December 31, 2007. There was no derivative liability at September 30, 2008.

December 31, 2007
Derivative Liability
Issuance of common stock under private placement during three months ending March 31, 2006 at date of issuance	$18,750
Issuance of common stock under similar terms as the private placement during three months ending June 30, 2006 at date of issuance	25,000

Total Derivative Liability	$43,750

NOTE 6

SHARE-BASED COMPENSATION

As of September 30, 2008, the Company has adopted 3 stock option plans for the benefit of officers, directors, employees, independent contractors and consultants of the Company. These plans include: (i) the 1998 Stock Option Plan, (ii) the 1996 Stock Option Plan, and (iii) the 1996 Employee Compensatory Stock Option Plan. In addition to these plans, from time to time the Company grants various other stock options and warrants directly to certain parties. The Company grants all such awards as incentive compensation to officers, directors, and employees, and as compensation for the services of independent contractors and consultants of the Company.

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

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Expected dividend yield	0.00%	0.00%
Expected volatility	87.82%	72% to 74%
Average risk-free interest rate	3.6% to 3.7%	4.58% to 4.80%
Expected life (in years)	5 to 5.75	5.34 to 5.75

During the three and nine months ended September 30, 2008, $1,563 and $4,689, respectively, of director compensation cost has been charged against income from the grant of options. During the three and nine months ended September 30, 2008, $2,849 and $93,708, respectively, of compensation to consultants has been charged against income from the grant of options.

As of September 30, 2008, there was approximately $1,600 of total unrecognized compensation cost related to share-based compensation arrangements with employees and directors which is expected to be recognized throughout the remainder of 2008.

During the three and nine months ended September 30, 2007, $35,682 and $107,045, respectively, of director compensation cost has been charged against income from the grant of options. During the three and nine months ended September 30, 2007, $2,700 and $4,980, respectively, of compensation to a consultant has been charged against income from the grant of options.

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

The Company did not issue stock warrants to third parties for services during the three and nine months ended September 30, 2008 and 2007.

On June 21, 2008, the Company issued options to purchase 1,500,000 shares of common stock to a consultant. The options have an exercise price of $0.08 per share, expire in 10 years, and became fully vested during August 2008 on the date the Company and optionee entered into a settlement and release agreement with respect to a dispute that had arisen between them with respect to a consulting agreement dated as of January 6, 2002, as amended. As such, the Company recorded consultant compensation of $84,279 relating to these options during the nine months ended September 30, 2008. With respect to the dispute, during August 2008, the Company executed and delivered a promissory note in the amount of $120,000, and entered into a mutual general release agreement, with the consultant (Note 3). Also, in August 2008, this consultant was elected as a Director and was appointed to serve as the Company’s Chief Scientific Officer.

On June 21, 2008, the Company issued options to purchase 100,000 shares of common stock to a consultant. The options vest over two years, have an exercise price of $0.08 per share, and expire in 10 years. The fair value of these options on the date of grant amounted to $5,901 and is being recognized on a straight-line basis over the requisite service period. The Company recorded consultant compensation of $738 relating to these options during the three and nine months ended September 30, 2008.

On August 9, 2007, the Company issued options to purchase 30,000 shares of common stock to a consultant pursuant to the 1998 Stock Option Plan. The options vest over one year, have an exercise price of $0.12 per share, and expire in 10 years. The fair value of these options on the date of grant amounted to $2,359 and is being recognized on a straight-line basis over the requisite service period. The Company recorded consultant compensation of $197 and $1,376 relating to these options during the three and nine months ended September 30, 2008, respectively. The Company recorded consultant compensation of $393 relating to these options during the three and nine months ended September 30, 2007.

On August 9, 2007, the Company issued options to purchase 60,000 shares of common stock to a consultant pursuant to the 1998 Stock Option Plan. The options vest over one year, have an exercise price of $0.12 per share, and expire in 10 years. The fair value of these options on the date of grant amounted to $4,719 and is being recognized on a straight-line basis over the requisite service period. The Company recorded consultant compensation of $394 and $2,753 relating to these options during the three and nine months ended September 30, 2008, respectively. The Company recorded consultant compensation of $787 relating to the se options during the three and nine months ended September 30, 2007.

On February 12, 2007, the Company issued options to purchase 50,000 shares of common stock to a consultant pursuant to the 1998 Stock Option Plan. The options vest over 2 years, have an exercise price of $0.36 per share, and expire in 10 years. The fair value of these options on the date of grant amounted to $12,163 and is being recognized on a straight-line basis over the requisite service period. The Company recorded consultant compensation of $1,520 and $4,560 relating to these options during the three and nine months ended September 30, 2008, respectively. The Company recorded consultant compensation of $1,520 and $3,800 relating to these options during the three and nine months ended September 30, 2007, respectively.

A summary of option activity relating to compensation to third parties for services as of September 30, 2008, and changes during the nine months then ended is presented below:

Options relating to third party compensation	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	390,000	$0.20		$–
Granted	1,600,000	$0.08		–
Exercised	–	$–		–
Forfeited	–	$–		–
Converted	–	$–		–
Expired	–	$–		–
Canceled	–	$–		–
Outstanding at September 30, 2008	1,990,000	$0.10	8.84	$8,000

Exercisable at September 30, 2008	1,677,500	$0.19	6.21	$–

The weighted average grant date fair value of options relating to third party compensation granted during 2008 was $0.06.

A summary of the status of the Company’s nonvested option shares relating to third party compensation as of September 30, 2008, and changes during the nine months then ended is presented below:

Nonvested options relating to third party compensation	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2008	297,500	$0.17
Granted	1,600,000	$0.06
Vested	(1,585,000)	$0.13
Forfeited	–	$–
Expired	–	$–
Nonvested at September 30, 2008	,312,500	$0.07

As of September 30, 2008, there was approximately $130,800 of total unrecognized compensation cost related to nonvested share-based compensation arrangements with third parties. Of this amount, $2,200, $24,500 and $22,300 is expected to be recognized throughout the remainder of 2008, and throughout 2009 and 2010, respectively, and $40,000 is expected to be recognized upon the Company obtaining government funding.

A summary of warrant activity relating to compensation to third parties for services as of September 30, 2008, and changes during the three months then ended is presented below:

Warrants relating to third party compensation	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	150,000	$0.82		$–
Granted	–	$–		–
Exercised	–	$–		–
Forfeited	–	$–		–
Converted	–	$–		–
Expired	–	$–		–
Canceled	–	$–		–
Outstanding at September 30, 2008	150,000	$0.82	2.55	$–

Exercisable at September 30, 2008	150,000	$0.82	2.55	$–

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

Following is the Company’s stock option activity relating to employee and director compensation during the three and nine months ended September 30, 2008:

On August 8, 2008, the Company issued options to purchase 1,000,000 shares of common stock to the director pursuant to the 1998 Stock Option Plan. The options vest in eight equal semi-annual installments commencing on February 8, 2009 and continuing on each August 8 and February 8 thereafter until the Option becomes fully vested on the fourth anniversary of the Date of Grant. The fair value of these options on the date of grant amounted to $83,823 will be recognized starting February 2009. The Company will record Director compensation starting 2009. The options expire in 10 years.

Following is the Company’s stock option activity relating to employee and director compensation during the three and nine months ended September 30, 2007:

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

A summary of option activity relating to employee and director compensation as of September 30, 2008, and changes during the nine months then ended is presented below:

Options relating to employee and director compensation	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	4,430,000	$0.54		$7,500
Granted	–	$–		–
Exercised	(250,000)	$0.07		3,750
Forfeited	–	$–		–
Converted	–	$–		–
Expired	–	$–		–
Canceled	–	$–		–
Outstanding at September 30, 2008	4,180,000	$0.57	8.02	$–

Exercisable at September 30, 2008	4,180,000	$0.57	8.02	$–

A summary of the status of the Company’s nonvested option shares relating to employee and director compensation as of September 30, 2008, and changes during the nine months then ended is presented below:

Nonvested options relating to employee and director compensation	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2008	50,000	$0.13
Granted	1,000,000	$0.12
Vested	(50,000)	$0.13
Forfeited	–	$–
Nonvested at September 30, 2008	1,000,000	$0.12

A summary of option activity relating to interest expense from the grant of options to two directors in conjunction with advances made to the Company as of September 30, 2008, and changes during the nine months then ended is presented below:

Options relating to interest expense to directors	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	600,000	$0.52		$–
Granted	–	$–		–
Exercised	–	$–		–
Forfeited	–	$–		–
Converted	–	$–		–
Expired	–	$–		–
Canceled	–	$–		–
Outstanding at September 30, 2008	600,000	$0.52	7.68	$–

Exercisable at September 30, 2008	600,000	$0.52	7.68	$–

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

NOTE 8

RELATED PARTY TRANSACTIONS

Receivables from Stockholders

Note Receivable

As of September 30, 2008 and December 31, 2007, the Company was owed $43,027 from Medipace Medical Group, Inc., a company in which the Company’s former chief financial officer and current shareholder of the Company is a majority shareholder. This note receivable is presented in the accompanying condensed consolidated balance sheet as an offset to stockholders’ equity. Interest earned on this note receivable amounted to $832 for the nine months ended September 30, 2007.

Subscriptions Receivable

As of December 31, 2007, the Company was owed $6,788, including accrued interest of $288, from three stockholders and directors who participated in the June 2007 private placement as described in Note 4. These subscription receivables were paid during the first quarter of 2008.

Due to stockholders – discontinued operations

As of September 30, 2008 and December 31, 2007, the Company owed $4,854 to one of its stockholders which is due on demand. No interest is charged on this advance.

Interest

The Company incurs related party interest on several notes with stockholders that were outstanding during 2007 and 2008, the remainder of which are described in Note 3. As of September 30, 2008 and December 31, 2007, accrued expenses included $50,083 and $29,140 of accrued interest on related party notes payable, respectively. For the nine months ended September 30, 2008 and 2007, interest expense included $108,597 and $206,268 of interest charged on the related party notes payable, respectively.

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

The arbitrator issued an interim award on June 9, 2008 in which he ruled against Xcorporeal and issued an award requiring specific performance of the Technology Transaction. The arbitrator further stated in the interim award that the Company was the prevailing party in the arbitration and entitled to recovery of its attorneys’ fees and certain other costs of the arbitration. The Company applied for an award of approximately $3.9 million in attorneys’ fees and costs against Xcorporeal and an award of approximately $105,000 in attorneys’ fees against another party to the arbitration, Victor Gura. Such amounts included fees and costs of the Company’s attorney’s, experts and certain witnesses, as well as the costs and fees of the arbitration service, court reporters and litigation support services. Dr. Gura filed a separate application against the Company for approximately $617,000 in fees and costs. Because the Company had prevailed on some, but not all, of its claims, the arbitrator awarded the Company approximately $1.87 million in fees and costs. The arbitrator rejected the Company’s fee application against Dr. Gura and Dr. Gura’s fee application against the Company.

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

Under the schedule established by the arbitrator, Xcorporeal was required to file an information statement or a proxy statement with respect to the Technology Transaction not later than August 22, 2008. Xcorporeal filed a preliminary proxy statement on August 22, 2008 seeking approval of its stockholders for the issuance of common stock in connection with the Technology Transaction. Xcorporeal has further been directed to close the Technology Transaction promptly following satisfaction of statutory requirements regarding information statements or proxy statements, as the case may be, and to file the Registration Statement within 30 days of closing. The Registration Statement is required to become effective within 90 days of filing. In the event that the Technology Transaction is not approved by Xcorporeal’s shareholders, the Company will receive an alternate award in which all of the technology covered by the License Agreement shall be decreed to be the sole and exclusive property of the Company. In such an event, the arbitrator will hold additional hearings to determine whether the portable artificial kidney technology currently under development by Xcorporeal is included in the technology under the License Agreement that would revert to the Company, and whether the Company would be entitled to compensatory damages.

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

The Company’s management performed an assessment of this contingent liability for the September 30, 2008 reporting period and determined that a change in control and/or a qualified financing are not probable of occurring at this time. Based on that determination, no accrual of benefits was made as of September 30, 2008.

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

The arbitrator issued an interim award on June 9, 2008 in which he ruled against Xcorporeal and issued an award requiring specific performance of the Technology Transaction. The arbitrator further stated in the interim award that the Company was the prevailing party in the arbitration and entitled to recovery of its attorneys’ fees and certain other costs of the arbitration. The Company applied for an award of approximately $3.9 million in attorneys’ fees and costs against Xcorporeal and an award of approximately $105,000 in attorneys’ fees against another party to the arbitration, Victor Gura. Such amounts included fees and costs of the Company’s attorney’s, experts and certain witnesses, as well as the costs and fees of the arbitration service, court reporters and litigation support services. Dr. Gura filed a separate application against the Company for approximately $617,000 in fees and costs. Because the Company had prevailed on some, but not all, of its claims, the arbitrator awarded the Company approximately $1.87 million in fees and costs. The arbitrator rejected the Company’s fee application against Dr. Gura and Dr. Gura’s fee application against the Company.

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

Under the schedule established by the arbitrator, Xcorporeal was required to file an information statement or a proxy statement with respect to the Technology Transaction not later than August 22, 2008. Xcorporeal filed a preliminary proxy statement on August 22, 2008 seeking approval of its stockholders for the issuance of common stock in connection with the Technology Transaction. Xcorporeal has further been directed to close the Technology Transaction promptly following satisfaction of statutory requirements regarding information statements or proxy statements, as the case may be, and to file the Registration Statement within 30 days of closing. The Registration Statement is required to become effective within 90 days of filing. In the event that the Technology Transaction is not approved by Xcorporeal’s shareholders, the Company will receive an alternate award in which all of the technology covered by the License Agreement shall be decreed to be the sole and exclusive property of the Company. In such an event, the arbitrator will hold additional hearings to determine whether the portable artificial kidney technology currently under development by Xcorporeal is included in the technology under the License Agreement that would revert to the Company, and whether the Company would be entitled to compensatory damages.

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

Going Concern and Liquidity

For the past several years, the Company has experienced net operating losses, and as of September 30, 2008 has an accumulated deficit of $16,237,057 and a working capital deficiency (defined as current assets minus current liabilities) of $3,514,652. In addition, total liabilities exceed total assets by $3,568,739. Such deficiencies indicate the Company will not be able to meet its current obligations as they come due without additional financing or positive cash flow from operating activities. Accordingly, our auditors in their report on our December 31, 2007 consolidated financial statements (included in our 2007 Annual Report on Form 10-KSB) have stated that these conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We do not currently have sufficient working capital to meet our obligations. Therefore, we must obtain funding immediately from outside sources. Our cash flow needs for the nine months ended September 30, 2008 were satisfied by:

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

•	the sale of common stock under a private placement to an existing shareholder ($50,000) in July 2008.

•	a $150,000 loan from our Chief Executive Officer in the form of an uncollateralized convertible promissory note in August 2008.

•	the exercise of 200,000 warrants to purchase common stock at $0.06 per share for a total purchase price of $12,000 by an existing shareholder in August 2008,

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

Results of Operations For the Three Months and Nine Months Ended September 30, 2008 Compared to the Three Months and Nine Months Ended September 30, 2007.

Continuing operations:

Operating expenses for the three months ended September 30, 2008 decreased by 48.1% to $407,325 from $784,023 for the three months ended September 30, 2007. For the nine months ended September 30, 2008, operating expenses increased by 47.1% to $3,218,492 from $2,188,680 for the nine months ended September 30, 2007. Total operating expenses include (i) general and administrative expenses, and (ii) research and development expenses as follows:

General and administrative expenses during the three months ended September 30, 2008 decreased by 51.2% to $371,041 from $759,808 during the three months ended September 30, 2007. This decrease was attributed to a decrease in legal fees of approximately $364,000 and a decrease in non-payroll compensations of approximately $24,000. For the nine months ended September 30, 2008, general and administrative expenses increased by 31.7% to $2,831,813 from $2,150,035 for the nine months ended September 30, 2007. This net increase was primarily the result of an increase in legal fees of approximately $914,890 coupled with a decrease in non-payroll compensation from the grant of options of approximately $104,100, with a decrease in payroll for approximately $100,000, with a decrease in insurance and office supplies expenses for approximately $20,000. Share-based compensation amounted to $14,118 during 2008 compared to $112,025 during 2007. Legal fees increased due primarily to the arbitration with Xcorporeal.

Research and development expenses during the three months ended September 30, 2008 increased by 49.8% to $36,284 from $24,215 during the three months ended September 30, 2007. This increase was primarily the result of an increase in consulting fees of approximately $12,000. For the nine months ended September 30, 2008, research and development expenses increased 900.6% to $386,679 from $38,645 for the nine months ended

September 30, 2007. Pending final resolution of the arbitration with Xcorporeal, Peizer and Gura related to, among other things, the rights to use our Wearable Kidney technology, we suspended our research and development activities. However, beginning in November 2007, we entered into short-term agreements with consultants to continue research and development efforts previously undertaken by them. These efforts involved additional study and development activities related to the use of sorbents, which trap and evacuate amine and urea materials from dialysis solutions. Because we anticipated prevailing on the merits of the arbitration, we have continued to pursue our patents and take other steps to perfect our intellectual property rights. In addition, during the second quarter of 2008, for one of the consultants, the Company incurred non-cash compensation from the grant of options of approximately $84,300, and accrued $120,000 of additional compensation in the form of a long-term note payable in relation to settlement of a contract dispute.

We generated a net loss from continuing operations of $479,747 and $722,225 during the three months ended September 30, 2008 and 2007, respectively, and a net loss from continuing operations of $3,399,723 and $2,229,727 during the nine months ended September 30, 2008 and 2007, respectively. This was a result of the operating expenses described above, the research and development expenses described above, and incurring interest expense totaling $181,018 and $206,994 on the debt described in the liquidity and capital resources section below during the nine months ended September 30, 2008 and 2007, respectively. Losses are expected until such time of final resolution of the arbitration with Xcorporeal, Peizer and Gura, and commercial marketing of the wearable artificial kidney.

At September 30, 2008, we had net operating loss carryforwards totaling approximately $18,622,000 for federal tax purposes, expiring through 2027. The federal net operating loss carryforwards include $3,700,000, which are limited by IRC Section 1502; however, the annual effects of such limitations have not been determined. In addition, we had net operating loss carryforwards of approximately $11,817,000 for state tax purposes, which begin to expire in 2017.

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

Liquidity and Capital Resources

Cash was $17,938 as of September 30, 2008, as compared to $709,579 as of December 31, 2007. We do not have sufficient working capital to meet our obligations. Therefore, we must obtain funding immediately. We cannot assure you that we will be successful now or in the future in obtaining any additional capital on terms favorable to us or at all. The failure to obtain such cash will have a material adverse effect on our financial condition and operations.

Our cash flow needs for the nine months ended September 30, 2008 were satisfied by:

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

•	the sale of common stock under a private placement to an existing shareholder ($50,000) in July 2008.

•	a $150,000 loan from our Chief Executive Officer in the form of an uncollateralized convertible promissory note in August 2008.

•	The exercise of $200,000 warrants to purchase common stock at $0.12 per share for a total purchase price of $12,000 by an existing shareholder.

We had working capital deficits of $3,514,652 and $1,071,479 at September 30, 2008 and December 31, 2007, respectively.

At September 30, 2008, the ratio of current assets to current liabilities was 0.02 to 1.00 compared to 0.42 to 1.00 at December 31, 2007.

As of September 30, 2008 and December 31, 2007, we had borrowings in the amount of $846,227 and $523,727, respectively, net of discounts of $73,774 and $176,273, respectively. Borrowings as of September 30, 2008 increased by $322,500 as compared with December 31, 2007 due to amortization of the loan discount amounting to $147,978, and incurring additional long-term debt of $120,000.

The Company was party to a contract dispute with a consultant claiming additional compensation due in relation to an agreement dated January 6, 2002, as amended. During August 2008, the Company and the consultant reached an agreement whereby the Company executed and delivered a promissory note in the amount of $120,000, bearing interest at 2.54% per annum, and payable on August 7, 2010. In addition, the Company and consultant entered into a mutual general release agreement. Accordingly, the additional compensation has been charged to operations in research and development and the note payable recorded. On June 21, 2008, the Company issued options to purchase 1,500,000 shares of common stock to this consultant. The options have an exercise price of $0.08 per share, expire in 10 years, and became fully vested on the date the Company and optionee entered into the above mentioned promissory note and mutual general release agreement. As such, the Company recorded consultant compensation of $84,279 relating to these options during the nine months ended September 30, 2008. Also in August 2008, this consultant was elected as a Director and was appointed to serve as the Company’s Chief Scientific Officer.

On August 12, 2008, the Company issued a $150,000 uncollateralized convertible promissory note to its Chief Executive Officer, bearing interest at 6% per annum, payable on December 31, 2008. The note becomes immediately payable upon the consummation of a change of control transaction, which is defined as (i) a reorganization, consolidation or merger (or similar transaction or series of related transactions) of the Company with or into any other entity, or a sale or exchange of outstanding shares, any of which results in the shareholders of the Company immediately prior to the transaction owning less than 50% of the surviving entity of such transaction or transactions, or (ii) a sale of all or substantially all of the assets of the Company. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company’s common stock at a conversion price of $0.12 per share at any time. In connection with this note, the Company issued warrants to purchase 625,000 shares of the Company’s common stock at an exercise price of $0.12 per share, which was the closing price of the Company’s stock on the date of issuance. The relative fair value of the warrants amounting to $45,478 was determined at the time of issuance using the Black-Scholes option-

pricing model, was recorded as additional paid-in capital, reduced the initial carrying value of the note, and is being amortized to interest expense over the term of the note using the straight-line method. For the three and nine months ended September 30, 2008, the Company recognized $16,013 of amortized discount in interest expense related to the note. The unamortized discount as of September 30, 2008 amounted to $29,465.

On December 26, 2007, the Company entered into a $700,000 uncollateralized convertible promissory note with an officer and director, bearing interest at 6% per annum, payable on December 31, 2008. The note becomes immediately payable upon the consummation of a change of control transaction, which is defined as (i) a reorganization, consolidation or merger (or similar transaction or series of related transactions) of the Company with or into any other entity, or a sale or exchange of outstanding shares, any of which results in the shareholders of the company immediately prior to the transaction owning less than 50% of the surviving entity of such transaction or transactions, or (ii) a sale of all or substantially all of the assets of the Company. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company’s common stock at a conversion price of $0.07 per share at any time. In connection with this note, the Company issued warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.07 per share. The warrants were exercised in March 2008. The relative fair value of the warrants amounting to $179,163 was determined at the time of issuance using the Black-Scholes option-pricing model, was recorded as additional paid-in capital, reduced the initial carrying value of the note, and is being amortized to interest expense over the term of the note using the straight-line method. For the three and nine months ended September 30, 2008, the Company recognized $44,309 and $131,965, respectively, of amortized discount in interest expense. The unamortized discount as of September 30, 2008 and December 31, 2007 amounted to $44,309 and $176,273, respectively.

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

Our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that our consulting accounting firm, which has assisted us with respect to financial reporting, significantly reduced its services in September 2008 due to our financial constraints.

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

The arbitrator issued an interim award on June 9, 2008 in which he ruled against Xcorporeal and issued an award requiring specific performance of the Technology Transaction. The arbitrator further stated in the interim award that the Company was the prevailing party in the arbitration and entitled to recovery of its attorneys’ fees and certain other costs of the arbitration. The Company applied for an award of approximately $3.9 million in attorneys’ fees and costs against Xcorporeal and an award of approximately $105,000 in attorneys’ fees against another party to the arbitration, Victor Gura. Such amounts included fees and costs of the Company’s attorney’s, experts and certain witnesses, as well as the costs and fees of the arbitration service, court reporters and litigation support services. Dr. Gura filed a separate application against the Company for approximately $617,000 in fees and costs. Because the Company had prevailed on some, but not all, of its claims, the arbitrator awarded the Company approximately $1.87 million in fees and costs. The arbitrator rejected the Company’s fee application against Dr. Gura and Dr. Gura’s fee application against the Company.

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

Under the schedule established by the arbitrator, Xcorporeal was required to file an information statement or a proxy statement with respect to the Technology Transaction not later than August 22, 2008. Xcorporeal filed a preliminary proxy statement on August 22, 2008 seeking approval of its stockholders for the issuance of common stock in connection with the Technology Transaction. Xcorporeal has further been directed to close the Technology Transaction promptly following satisfaction of statutory requirements regarding information statements or proxy statements, as the case may be, and to file the Registration Statement within 30 days of closing. The Registration Statement is required to become effective within 90 days of filing. In the event that the Technology Transaction is not approved by Xcorporeal’s shareholders, the Company will receive an alternate award in which all of the technology covered by the License Agreement shall be decreed to be the sole and exclusive property of the Company. In such an event, the arbitrator will hold additional hearings to determine whether the portable artificial kidney technology currently under development by Xcorporeal is included in the technology under the License Agreement that would revert to the Company, and whether the Company would be entitled to compensatory damages.

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

Company relied on Section 4(2) for an exemption from registration under the Securities Act of 1933.

Item 6.	Exhibits
2.1	Agreement for Exchange of Stock dated May 11, 1996, by and among the Company, Los Angeles Community Dialysis, Inc., Victor Gura, M.D., Avraham H. Uncyk, M.D. and Ronald P. Lang, M.D. (1)

3.1	Restated Certificate of Incorporation (2)

3.2	Bylaws (2)

10.1	Convertible Promissory Note dated August 12, 2008 issued to Robert Snukal

10.	Warrant dated August 12, 2008 issued to Robert Snukal

31.1	Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference herein to the Registrant’s Current Report on Form 8-K dated May 24, 1996.

(2)	Incorporated by reference herein to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL QUALITY CARE, INC.

Date: December 9, 2008	By:	/s/ ROBERT SNUKAL
Robert Snukal Chief Executive Officer, President and Director