Form 10-K
period 2008-12-31
NATIONAL QUALITY CARE INC
filed 2011-12-07
CIK 872544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________________ TO _______________________

Commission file number 000-19031

NATIONAL QUALITY CARE, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	84-1215959
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
2431 Hill Drive
Los Angeles, California 90041
(Address of Principal Executive Offices including Zip Code)
(310) 254-2014
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒  No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2008 was $1,457,716.

There were 73,916,252 shares of common stock outstanding as of December 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-K
YEAR ENDED DECEMBER 31, 2008

i

EXPLANATORY NOTE

Prior to the date of this filing, National Quality Care, Inc. has not filed any periodic reports since December 9, 2008 for the quarterly report on Form 10-Q for the period ended September 30, 2008.  This report is one of several reports being filed by National Quality Care, Inc. in order to bring its filing current as of the date hereof.  Except as otherwise noted, the information in this report relates solely to the period covered thereby.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These include statements about anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words “budgeted,” “anticipate,” “project,” “estimate,” “expect,” “may,” “believe,” “potential” and similar statements are intended to be among the statements that are forward-looking statements. Because such statements reflect the risk and uncertainty that is inherent in our business, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of these risks and uncertainties are related to our current business situation and include, but are not limited to, our lack of revenues, our history of operating losses, our need for additional financing, the uncertainty of our outstanding litigation with Xcorporeal, Inc. and the uncertainty about our ability to continue as a going concern, as well as those set forth in this Annual Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date of this Report. Readers are advised that we undertake no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

1

PART I

Item 1.  Description of Business

Nature of Business

Prior to the sale of substantially all our assets as described later in this Report, we were a research and development company. Our platform technology was a wearable artificial kidney for dialysis and other medical applications (the “Wearable Kidney”). This device treats the blood of patients through a pulsating, dual-chambered pump. Continuous dialysis has always been possible for patients who are able to make several weekly visits to a dialysis clinic to be attached to a large machine for three to four hours at a time. With a wearable artificial kidney, patients would be able to have 24-hour dialysis, seven days a week, without having to spend long hours attached to a large machine at a clinic, allowing them to maintain a reasonable life style.

National Quality Care, Inc. was incorporated in Delaware in 1989 under the name “Emory Capital Corp.” The Company changed its name to Sargent, Inc. in 1991 and to National Quality Care, Inc. in 1996. Until May 31, 2006, the Company, through Los Angeles Community Dialysis, Inc., a California corporation (“LACD”), a wholly-owned subsidiary, the dialysis clinic located in Los Angeles, California, provided dialysis services for patients suffering from chronic kidney failure and for patients suffering acute kidney failure through a visiting nursing program contracted to several Los Angeles County hospitals. On May 31, 2006, LACD completed the sale of substantially all of its assets used in the chronic care dialysis clinic. On June 15, 2006, LACD completed the sale of the acute care dialysis unit. The Company decided to sell the dialysis units in order to focus principally on completion of the development and eventual commercial marketing of the Wearable Kidney.

The terms “NQCI,” “the Company,” “we,” “us” or “our” refer to National Quality Care, Inc, a Delaware corporation.

Pending resolution of the arbitration with Xcorporeal, Inc. as discussed later in this Report, we suspended our research and development efforts with respect to the wearable artificial kidney and have no active business operations.

Our Wearable Artificial Kidney

The Wearable Kidney Solution

We developed a prototype device that can provide dialysis 24 hours a day, seven days a week, without requiring the patient to spend long hours attached to a large machine. We believed that this device would drastically improve the effectiveness of treatment and reduce mortality in the ESRD population and significantly reduce the costs associated with providing care to these patients.

The Wearable Kidney was designed to be worn on a patient’s belt or carried in a small backpack. We anticipated that the final version would weigh less than five pounds. We believed that the design of the Wearable Kidney addressed the three key challenges that have historically impeded the viability of a wearable artificial kidney, namely:

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

Background of the Wearable Kidney

We began filing patent applications covering aspects of the Wearable Kidney technology in 2001.  On November 15, 2004, we announced that we had developed a working prototype of the Wearable Kidney (the “Prototype”). The Prototype was designed to be powered by a battery and to operate substantially continuously 24 hours a day while in use. A version of the Prototype was successfully tested in bench studies and performed safely and effectively in animal testing studies conducted at the research facilities of Cedars Sinai Medical Center in Los Angles, California. The results of our testing and research were presented at the annual meeting of the American Society of Nephrology in November 2004. An abstract of the presentation was published in the Journal of the American Society of Nephrology. We demonstrated the feasibility of our Prototype by testing it on 12 pigs. We did not plan to do further animal studies because we believed that the testing and experiments performed constituted all the animal studies normally required prior to beginning clinical studies on human subjects.

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

We continued to evaluate our applications for initiating human clinical trials, which we began preparing in November 2005.

As of December 31, 2008, we had three issued U.S. patents covering various aspects of the Wearable Kidney. In addition we had ten pending U.S. patent applications directed to various aspects of both our Wearable Kidney and another device that we refer to as a Wearable Ultrafiltration Device. In April 2007, a Swedish patent was issued for the Wearable Kidney and in January 2008 a Mexican patent was issued for the Wearable Kidney. We also had nine additional patent applications pending in various countries including Japan, Mexico, the European Community, Brazil and China.

The Wearable Ultrafiltration Device removes excess fluid from patients with Congestive Heart Failure (CHF) and was intended to be worn as a belt and operated by batteries. The Wearable Ultrafiltration Device, like the Wearable Kidney, was intended to be substantially continuously operational 24 hours a day while in use. A prototype of our Wearable Ultrafiltration Device was successfully tested on animals in our research laboratory facility at Cedars Sinai Hospital in Los Angeles, California. The main benefit offered by this device was that it is intended to keep CHF patients free of salt and fluid overload, which is a major cause of hospitalizations and death for these patients. It was anticipated that the use of this device would result in significant improvements in patients’ quality of life and longevity while significantly reducing the enormous costs associated with treating the ever-growing CHF population.

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

Market and Marketing

We had targeted chronic kidney failure or ESRD as the first application of our new technology. At its most basic level, once the Wearable Kidney is connected to a patient’s blood supply, it can remove certain chemicals or toxins and excess fluids from the blood before returning the blood to the body, thus replacing many of the essential functions of a damaged kidney. At the same time, it can also be used to infuse the blood stream with drugs, hormones or nutritional components, as the clinical circumstances may require. While there are other devices to accomplish these tasks, only our device was actually wearable. Accordingly, the Wearable Kidney was anticipated to be able to provide patients with continuous, 24-hours operation, which would not only increase significantly the amount of treatment time but was also anticipated to enable patients to achieve a quality of life much closer to that of a healthy individual.

We intended to exploit the Wearable Kidney by generating revenue from sales and leases and from recurring sale of consumables associated with the Wearable Kidneys, such as pumps, sorbents, filters and rechargeable batteries. In the U.S., we intended to lease the Wearable Kidney mainly to existing dialysis centers.

Research and Development; Manufacturing

Pending resolution of the arbitration related to, among other things, the rights to use our Wearable Kidney technology, we suspended our research and development activities.

Patents and Proprietary Technology

We protected our proprietary rights from unauthorized use by third parties to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Patents and other proprietary rights are an essential element of our business. Our policy was to file patent applications and to protect our technology, inventions and improvements to inventions that are commercially important to the development of our business. We also rely on trade secret, employee and third-party nondisclosure agreements and other protective measures to protect our intellectual property rights pertaining to our products and technology.

In November 2005, we were issued our first U.S. patent covering the general design of the Wearable Kidney. Since then and recently in October 2007, we were issued a U.S. patent covering a new and useful sorbent cartridge design for use in the Wearable Kidney. Then in December 2007, we were issued our third U.S. patent, which covers additional novel aspects of the Wearable Kidney. In addition to the issued U.S. patents, we filed additional U.S. patent applications bringing our total number of pending patent applications in the U.S. to ten. With respect to our foreign patent filings, we had two issued patents covering basic design aspects of the Wearable Kidney in both Sweden (issued April 2007) and Mexico (issued January 2008). In addition to the two issued foreign patents, we had pending patent applications in the countries of, China, Brazil, the European Community, Japan and Mexico bringing the total of pending foreign patent applications to nine. These nine pending foreign patent applications, as well as the ten pending U.S. patent applications are directed generally to various overall features of the Wearable Kidney and the Wearable Ultrafiltration devices and systems. These additional patent applications, for example, are directed to specific novel aspects of the Wearable Kidney and Wearable Ultrafiltration devices as well as methods of using and servicing the devices, including, but not limited to, device size, power consumption, microprocessor control, fluid and chemical requirements, alarm systems, fluid pumping features, fluid flow volume and pressures, molecule removal clearances, as well as methods of servicing and maintaining the Wearable Kidney and Ultrafiltration devices.

Government Regulation

Due to the relatively early nature of our development efforts, we did not confirm with the FDA its view of the regulatory status of the Wearable Kidney or which center of the FDA might have primary responsibility for review of the regulatory submissions we intended to make. Depending on the claims made and the FDA’s ruling regarding the regulatory status of the Wearable Kidney, it could have been designated as a device, a biologic or as a combination product. However, we anticipated that regardless of regulatory designation, we would need to conduct pre-clinical and clinical studies on humans before being able to market the Wearable Kidney.

To support a regulatory submission, the FDA commonly requires clinical studies to show safety and effectiveness. While we could not state the nature of any such studies that the FDA may have required due to our early stage of product development, it is likely any product we attempted to develop would require extensive and time-consuming clinical studies in order to secure approval.

Outside the U.S., the ability to market potential products is contingent upon receiving market application authorizations from the appropriate regulatory authorities. These foreign regulatory approval processes could involve differing requirements than those of the FDA, but also generally include many, if not all, of the risks associated with the FDA approval process described above, depending on the country involved.

U.S. Regulation of Products. In the U.S., medical devices are classified into three different classes, Class I, II and III, on the basis of controls deemed reasonably necessary to ensure the safety and effectiveness of the device. Class I devices are subject to general controls (i.e. labeling, pre-market notification and adherence to the FDA’s Good Manufacturing Practices or GMP), Class II devices are subject to general and special controls (i.e. performance standards, post-market surveillance, patient registries and FDA guidelines). Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness, that is, life-sustaining, life-supporting and implantable devices, or new devices, which have been found not to be substantially equivalent to legally marketed devices. We believed that the Wearable Kidney for the treatment of ESRD would likely to be classified as a Class III device.

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

Employees

The Company has no employees and several consultants in administration as of December 31, 2008.

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

Events Prior to Sale of our Assets

On September 1, 2006, we entered into a merger agreement (the “Merger Agreement”) with Xcorporeal, Inc. (“Xcorporeal”) which contemplated that either (i) we would enter into a triangular merger in which we would become a wholly-owned subsidiary of Xcorporeal, or (ii) Xcorporeal would issue to us shares of its common stock in consideration of the assignment of the technology relating to our wearable artificial kidney and other medical devices (collectively sometimes referred to as the “Technology Transactions”). In connection with the Merger Agreement, also on September 1, 2006, we entered into a license agreement (the “License Agreement”) with Xcorporeal granting an exclusive license for ninety-nine years (or until the expiration of our proprietary rights in the technology, if earlier), to all technology relating to our wearable artificial kidney and other medical devices for a minimum royalty of $250,000.

Following execution of the Merger Agreement and the License Agreement, the parties attempted to close the transactions contemplated by the Merger Agreement, but disputes arose regarding satisfaction of the conditions to closing and with respect to certain provisions of the Merger Agreement. In addition, a dispute arose as to whether the License Agreement would survive a failure to consummate either of the two transactions contemplated by the Merger Agreement. The Company took the position that the License Agreement was revocable if the Merger Agreement and the transactions contemplated therein were terminated.

Effective as of December 29, 2006, we had terminated the Merger Agreement and License Agreement and all transactions contemplated thereby due to Xcorporeal’s continuing, uncured and incurable breaches of the Merger Agreement and wrongful conduct related to the Merger Agreement, the License Agreement and certain related matters. Xcorporeal did not dispute the termination of the Merger Agreement, but disputed our termination of the License Agreement, which Xcorporeal alleged to be in full force and effect.

On December 1, 2006, Xcorporeal filed a demand for arbitration against us, alleging an unspecified anticipatory breach of the License Agreement. On December 29, 2006, at the same time that we terminated the Merger Agreement and the License Agreement, we filed a lawsuit against Xcorporeal and against Victor Gura, former Chief Financial Officer and Chief Scientific Officer and a director of the Company. In the lawsuit, we alleged that Xcorporeal wrongfully induced Gura to become a member of Xcorporeal’s board of directors at the same time that he was an officer and director of the Company, and that both parties misappropriated our valuable rights and committed other wrongful acts in connection with the Merger Agreement, the License Agreement and transactions contemplated thereby.  Xcorporeal and Gura stipulated to our filing of our claims against them as part of the arbitration proceedings related to the License Agreement, and we dismissed the lawsuit without prejudice.

On January 22, 2007, Xcorporeal filed a statement of claims in the arbitration proceeding. In this statement, Xcorporeal alleged that we breached several provisions of the Merger Agreement and engaged in interference with Xcorporeal’s contractual relations and prospective economic business advantage. In addition, Xcorporeal alleged that we improperly terminated the License Agreement and that it has retained the exclusive right to use our technology. On February 5, 2007 we filed a response to Xcorporeal’s statement of claims denying that we breached the Merger Agreement and asserting, among other things, that we properly terminated the License Agreement and that the License Agreement did not by its own terms and the meaning of the agreements survive the success or failure of the transactions contemplated by the Merger Agreement. In this response, the Company also asserted counterclaims against Xcorporeal for fraud, rescission, reformation, breach of contract, unjust enrichment and defamation. The Company amended its response on March 9, 2007 and on April 4, 2007 to add its claims against Terren S. Peizer, Xcorporeal’s Chairman of the Board and Gura.  Xcorporeal, Peizer and Gura filed responses generally denying the Company’s allegations and asserting counter-claims.

The arbitration was held in February 2008. On June 9, 2008, the arbitrator issued an interim award in which he stated that “the core dispute is whether the Merger Agreement is dead and the License Agreement is prospectively enforceable.” The arbitrator concluded that the License Agreement was not to survive the failure of the transactions contemplated by the Merger Agreement, that Xcorporeal had waived and excused the Company’s obligations to perform under the Merger Agreement and that the appropriate remedy under the circumstances was to award the Company specific performance of the Technology Transaction. The arbitrator rejected the Company’s fraud, misappropriation and other claims, and rejected Gura’s claims against the Company and the Company’s claims against Gura. In addition, the arbitrator stated that the Company was the prevailing party in the arbitration and therefore entitled to recover its fees and costs.

Pursuant to the interim award, the Company applied for an award of fees and costs of approximately $3.9 million against Xcorporeal and of approximately $105,000 against Gura. Such amounts included fees and costs of the Company’s attorneys, experts and certain witnesses, as well as the costs and fees of the arbitration service, court reporters and litigation support services. Gura filed a separate application against the Company for approximately $617,000 in fees and costs. Because the Company had prevailed on some, but not all, of its claims, the arbitrator awarded the Company approximately $1.87 million in fees and costs. The arbitrator rejected the Company’s application against Gura and Gura’s application against the Company.

On August 4, 2008, the arbitrator issued a second interim award in which he established a schedule for completion of the Technology Transaction, as well as for the filing of a registration statement with respect to the resale of the shares of Xcorporeal to be issued to the Company at the closing (the “Registration Statement”). In the second interim award, the arbitrator clarified that the only conditions to the closing of the Technology Transaction were the filing and mailing of information statements by the parties as required by law, and the filing by Xcorporeal of the Registration Statement. On the basis of his interpretation of the parties’ intent as reflected by the provision in the Merger Agreement specifying that the Company was entitled, upon consummation of the Technology Transaction, to a 48% interest in Xcorporeal, as measured as of the date of the Merger Agreement and as adjusted for stock splits and certain other events, the arbitrator further confirmed that the Company was entitled to 9,230,000 shares of Xcorporeal, Inc. (AMEX: XCR) upon closing of the Technology Transaction.

Under the schedule established by the arbitrator, Xcorporeal was required to file an information statement or a proxy statement with respect to the Technology Transaction not later than August 22, 2008. Xcorporeal filed a proxy statement on August 22, 2008 seeking approval of its stockholders for the issuance of common stock in connection with the Technology Transaction. Xcorporeal was directed to close the Technology Transaction promptly following satisfaction of statutory requirements regarding information statements or proxy statements, as the case may be, and to file the Registration Statement within 30 days of closing. The Registration Statement was required to become effective within 90 days of filing. In the event that the Technology Transaction was not approved by Xcorporeal’s shareholders, the Company was to receive an alternate award in which all of the technology covered by the License Agreement would be decreed to be the sole and exclusive property of the Company. In such an event, the arbitrator would hold additional hearings to determine whether the portable artificial kidney technology currently under development by Xcorporeal was included in the technology under the License Agreement that would revert to the Company, and whether the Company would be entitled to compensatory damages.

The arbitrator further ordered in the second interim award that the License Agreement would remain in effect until the closing of the Technology Transaction, or until the arbitrator determined that no such closing will occur and that instead the alternate award described above will apply. By issuing “interim” awards, the arbitrator retained jurisdiction to oversee either the closing of the Technology Transaction or the implementation of the alternate award. The arbitrator stated that he would issue a single final, complete and self-contained award following the conclusion of his monitoring and supervision of the provisions of the second interim award.

On January 30, 2009, the arbitrator issued an order, in which the arbitrator modified the second interim award by reserving on what the final terms Xcorporeal's obligation to file the resale registration statement would be and stating that such registration obligation shall be in accordance with applicable laws, including applicable U.S. federal securities laws. While the arbitrator also retained jurisdiction to monitor Xcorporeal's compliance with such obligation, to award any appropriate relief to the Company if Xcorporeal failed to comply with such obligation and to render a decision on any other matters contested in the arbitration, the time periods set forth in the second interim award and summarized above were no longer applicable. The order also provided, among other things, that if Xcorporeal filed the proxy statement, obtained stockholder approval to issue to the Company 9,230,000 shares of Xcorporeal common stock as consideration for the closing of the Technology Transaction and issued such shares to the Company, the arbitrator anticipated confirming that all of the Technology covered by the License Agreement would be declared Xcorporeal's sole and exclusive property.

On April 13, 2009, the arbitrator in the arbitration proceeding issued a partial final award (“Partial Final Award”), which resolved the remaining issues that were pending for decision in the arbitration proceeding. The Partial Final Award reflected the arbitrator’s conclusions based on arguments by Xcorporeal that the 9,230,000 shares could not be issued to the Company in compliance with the federal securities laws because of the financial condition of the Company.  The Partial Final Award provided that Xcorporeal would have a perpetual exclusive license (the “Perpetual License”) to the technology.  Under the terms of the Partial Final Award, in consideration of the award of the Perpetual License to Xcorporeal, the Company was awarded a royalty of 39% of all net income, ordinary or extraordinary, to be received by Xcorporeal and the Company was to receive 39% of any shares received in any merger transaction to which Xcorporeal may become a party. In addition, the Partial Final Award provided that Xcorporeal was obligated to pay the Company $1,871,430 for its attorneys’ fees and costs previously awarded by the arbitrator in an order issued on August 13, 2008, that the Company’s application for interim royalties and expenses was denied and that the Company was not entitled to recover any additional attorneys’ fees.

Binding Memorandum of Understanding

On August 7, 2009, to clarify, resolve and settle disputes that had arisen between the Company and Xcorporeal with respect to the Partial Final Award, including with respect to the rights of the parties regarding certain technology and the application of the Partial Final Award in the case of a sale of the Technology, the Company and Xcorporeal entered into a Memorandum of Understanding (“Memorandum”).

In connection with the issuance of the Partial Final Award and the Memorandum, on August 7, 2009, the Company entered into a stipulation (the “Stipulation”) with Xcorporeal. Pursuant to the terms of the Stipulation, the Company and Xcorporeal agreed (i) not to challenge the terms of the Partial Final Award or any portion of such award, (ii) that any of the parties may, at any time, seek to confirm all but not part of the Partial Final Award through the filing of an appropriate petition or motion with the appropriate court and in response to such action to confirm the Partial Final Award, no party would oppose, object to or in any way seek to hinder or delay the court’s confirmation of the Partial Final Award, but would in fact support and stipulate to such confirmation, and (iii) to waive any and all right to appeal from, seek appellate review of, file or prosecute any lawsuit, action, motion or proceeding, in law, equity, or otherwise, challenging, opposing, seeking to modify or otherwise attacking the confirmed Partial Final Award or the judgment thereon.

Sale Negotiations

In late March 2009, Xcorporeal began a preliminary dialogue with Fresenius Medical Care Holdings, Inc. (Fresenius), to determine the interest of Fresenius to acquire certain or all of Xcorporeal assets. These discussions continued through June 2009. In June 2009 Fresenius commenced its due diligence review of Xcorporeal.

In September 2009, the Company and Xcorporeal reviewed the terms of a transaction proposed by FUSA, a wholly-owned subsidiary of Fresenius, in a draft non-binding term sheet for the acquisition of all of the Xcorporeal assets and the Company’s assets, which also included proposed provisions prohibiting Xcorporeal and the Company from soliciting other offers. The non-binding term sheet indicated that any further efforts by FUSA would be subject to its remaining due diligence and confirmation by FUSA and its counsel of certain approvals that would allow it to proceed with the transaction.

On September 21, 2009, the Company and Xcorporeal and FUSA executed an exclusivity letter (the “Exclusivity Letter’) pursuant to which the Company and Xcorporeal agreed to grant FUSA access to the respective books, records, personnel, properties, contracts and other data of Company and Xcorporeal. The Company and Xcorporeal also agreed that, until the later of (i) December 21, 2009 and (ii) the date on which any of the parties provided the others with written notice that negotiations to execute a definitive agreement were terminated (which any of the parties were entitled to do in their sole discretion), they would not directly or indirectly (i) solicit or take any other action to facilitate any offers from third parties with respect to the acquisition of the Company or a part or all of its assets, (ii) enter into an agreement to facilitate, approve or endorse such proposal or in connection with such proposal, abandon or terminate the proposed transaction between the Company and Xcorporeal and FUSA or (iii) enter into discussions, inquire or furnish information with respect to any such proposal.

The Company’s Board of Directors determined that the proposed asset sale would maximize stockholder value and that the Company’s best chance to receive any royalty payment(s) from the sale of its assets was to consummate the asset sale and thereby, indirectly partnering with FUSA, the world’s largest integrated provider of products and services for individuals undergoing dialysis because of chronic kidney failure.

The Company, Xcorporeal and FUSA executed an Asset Purchase Agreement on December 14, 2009 (“Asset Purchase Agreement”) and the Company publicly announced this transaction on December 18, 2009. On February 8, 2010, the Company, Xcorporeal and FUSA entered into an amendment , which extended from February 28, 2010 until March 31, 2010 the date upon which any party to the Asset Purchase Agreement could terminate the Asset Purchase Agreement if the closing of the transactions contemplated therein has not occurred.

Terms of the Asset Sale

The Asset Purchase Agreement provided for the sale of substantially all of each of the Company’s and Xcorporeal’s assets (the “Asset Sale”) to FUSA for an aggregate cash purchase price of $8,000,000 (the “Cash Purchase Price”) and certain other royalty payment rights (as more fully discussed below). Subject to the terms and conditions of the Asset Purchase Agreement, the Cash Purchase Price was to be paid to the Company and Xcorporeal as follows: (a) an exclusivity fee in the amount of $200,000 previously paid by FUSA to Xcorporeal, (b) $3,800,000 on the date of closing (the “Closing Date”) of the transactions contemplated under the Asset Purchase Agreement (the “Closing”), of which the Company and Xcorporeal received $2,150,000 and $1,650,000, respectively, (c) $2,000,000 on April 1, 2010, of which the Company and Xcorporeal received $1,625,000 and $375,000, respectively, and (d) $2,000,000 on April 1, 2011, of which the Company and Xcorporeal received $1,925,000 and $75,000, respectively.

In addition, during the life of the patents referred to as the HD WAK Technology (the “HD WAK Patents”), which expire between November 11, 2021 and September 9, 2024, the Company will be entitled to certain royalty payments from the sale of wearable hemodialysis (“HD WAK”) devices in each country where such sales infringe valid and issued claims of the Company’s and Xcorporeal’s HD WAK Patents issued in such country (“HD WAK Devices Royalty”) and the attendant disposables that incorporate the HD WAK Technology (as defined below) (“Attendant Disposables”), not to exceed a certain maximum amount per patient per week in a country where such sales infringe valid and issued claims of the HD WAK Patents issued in such country (the “Attendant Disposables Royalty”, and together with the HD WAK Devices Royalty, the “HD WAK Royalty”). Such payment for Attendant Disposables will not be payable with regard to Attendant Disposables that incorporate any technology for which a Supersorbent Royalty (as defined below) is paid by FUSA to the Company or Xcorporeal.  The Company will be entitled to 40% of the HD WAK Royalty and Xcorporeal will be entitled to the remaining 60%.

Additionally, during the life of any patents referred to as the Supersorbent Technology (the “Supersorbent Patents”), the Company will be entitled to certain royalty payments on each supersorbent cartridge sold per patient in each country where such sales infringe valid and issued claims of the Supersorbent Patents issued in such country less any and all royalties payable to The Technion Research and Development Foundation Ltd. (“TRDF”) pursuant to a Research Agreement and Option for License, dated June 16, 2005 (the “Research Agreement”), or any subsequently executed license agreement between TRDF and FUSA. Such payment for supersorbent cartridges will not be payable with regard to supersorbent cartridges that incorporate any HD WAK Technology for which a HD WAK Royalty is paid by FUSA to the Company or Xcorporeal. During the life of any Supersorbent Patents, the Company will be entitled to 60% of the Supersorbent Royalty payments and Xcorporeal will be entitled to the remaining 40%. While several applications for patents are pending, no patent incorporating the Supersorbent Technology has yet been issued.

FUSA also granted to the Company and Xcorporeal an option to obtain a perpetual, worldwide license to the Supersorbent Technology for use in healthcare fields other than renal (the “Option”). The Option will be exercisable during the twelve-month period following FUSA’s receipt of regulatory approval for the sale of a supersorbent product in the United States or European Union, which the Company expects will require further development of the supersorbent technology with TRDF and successful completion of clinical trials by FUSA. In the event that the Option becomes exercisable and the Company and/or Xcorporeal exercises the Option, the consideration payable to FUSA by the Company or Xcorporeal for the exercise of the Option will consist of a payment in the amount of $7,500,000, payable in immediately available funds, and a payment of an ongoing royalty in an amount equal to the lesser of $0.75 per supersorbent cartridge and $1.50 per patient per week in each country where such sales infringe valid and issued claims of the Supersorbent Patents issued in such country.

Written Consent of the Company's Stockholders

On December 14, 2009, the holders of more than 50% of the issued and outstanding commons stock of the Company, considered and approved by written consent the Asset Sale. This written consent was sufficient to approve the Asset Sale and delivery of any an all documents necessary to the consummation of the Asset Sale.

Completion of the Asset Sale

On March 19, 2010, the Company and Xcorporeal completed the transactions contemplated by the Asset Purchase Agreement and the Company and Xcorporeal transferred substantially all of their respective assets to FUSA. The Company received $1,950,000 ($2,150,000 less $200,000 to resolve issues under the Asset Sale) at the Closing. On April 1, 2010 we received $1,625,000.  On April 1, 2011 we received $1,675,000 ($1,925,000 less $250,000 to resolve issues under the Asset Sale).  The closing of the Asset Sale also terminated the arbitration proceedings with Xcorporeal.

Item 1A.  Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Description of Property

As of December 31, 2008, we rented office space located at 9454 Wilshire Boulevard, Penthouse 6, Beverly Hills, California 90212, which served as our principal executive offices, on a month-to-month basis at $1,690 per month through the end of April 2009.

Item 3.  Legal Proceedings

On December 1, 2006, Xcorporeal filed a demand for arbitration at JAMS in Santa Monica, California against us, alleging an unspecified anticipatory breach of the License Agreement that we entered into with Xcorporeal on September 1, 2006. At the same time we entered into the License Agreement, we entered into an interrelated and inter-dependent Merger Agreement with Xcorporeal. Effective as of December 29, 2006, we terminated the merger and license agreements due to Xcorporeal’s continuing, uncured and incurable breaches of the Merger Agreement and its other wrongful conduct related to the merger and license agreements and certain related matters. At the same time we terminated the Merger Agreement and the License Agreement, we filed a lawsuit against Xcorporeal and against Victor Gura, a former officer and director of the Company.  Xcorporeal and Gura stipulated to our filing of our claims against them as part of the arbitration proceedings related to the License Agreement, and we dismissed our lawsuit without prejudice.  The arbitration was terminated with the closing of the Asset Sale in March 2010.  A description of the arbitration proceedings is set forth at “Item 1.  Description of Business—Events Prior to the Sale of Our Assets”.

On February 17, 2011, the Company commenced a binding arbitration with its former law firm regarding a fee dispute that arose as a result of claimed attorneys' fees incurred by the former law firm in connection with an arbitration between the Company and Xcorporeal and certain transactional and litigation matters handled by the law firm for the Company. The former law firm has asserted that approximately $2,729,000 million fees and costs are owed to it, plus interest.  The binding arbitration is being heard in Los Angeles County by a panel of three arbitrators.  The arbitrators have heard all of the testimony presented by the parties, and the parties submitted their final closing briefs on November 10, 2011.  As of December 2, 2011 the arbitrators had not rendered their decision.

Item 4.  [Reserved]

PART II

Item 4.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

During 2008, our common stock was listed for trading in the over-the-counter market on the NASD Bulletin Board under the symbol “NQCI.OB”. Our common stock has a very limited trading history.

The following table sets forth quotations for the high and low closing sale prices for the common stock for the periods indicated below, based upon quotations between dealers, without adjustments for stock splits, dividends, retail mark-ups, mark-downs or commissions, and therefore, may not represent actual transactions:

	High	Low
Year Ended December 31, 2008
First Quarter	$0.15	$0.08
Second Quarter	$0.17	$0.04
Third Quarter	$0.12	$0.05
Fourth Quarter	$0.05	$0.02

Year Ended December 31, 2007
First Quarter	$0.36	$0.22
Second Quarter	$0.36	$0.15
Third Quarter	$0.22	$0.08
Fourth Quarter	$0.17	$0.07

As of December 31, 2008, our authorized capital stock consisted of 125,000,000 shares of common stock, par value $0.01 per share and 5,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2008, there were issued and outstanding 73,916,252 shares of common stock held by approximately 435 holders of record. There were no shares of preferred stock issued and outstanding.

Equity Compensation Plan Information

The following is a summary of all of our equity compensation plans and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2008:

	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	990,000	$0.24	10,000	(1)
Equity compensation plans not approved by security holders	4,480,000	$0.51	N/A
Total	5,470,000	$0.46	10,000	(1)

(1)	Represents shares available under the Company’s 1998 Stock Option Plan.

Dividend Policy

We have not declared or paid any dividend since inception on our common stock. We do not anticipate that any dividends will be declared or paid in the future on our common stock.

Our transfer agent is Colonial Stock Transfer, 66 Exchange Place, Salt Lake City, Utah 84111, telephone (801) 355-5740.

Recent Sales of Unregistered Securities

Between March 2008 through October 16, 2008, the Company completed various transactions that involved the sale of securities that were not registered under the Securities Act of 1933 (“1933 Act”) in reliance upon Section 4(2) and Regulation D of the 1933 Act.  These transactions are described under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”  There was no commission payable with respect to these transactions.

Item 5.  Selected Financial Data

Not applicable.

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Prior to March 19, 2010, the Company’s platform technology was a wearable artificial kidney for dialysis and other medical applications. This device was being developed to treat the blood of patients through a pulsating, dual-chambered pump.

Until that date, the Company’s plan of operation was to complete the clinical studies in humans with the Wearable Artificial Kidney in order to apply to the FDA for permission to market the device. Pending resolution of the arbitration with Xcorporeal, Peizer and Gura, the Company suspended its research and development efforts with respect to the wearable artificial kidney and had no active business operations.

The Company did not have sufficient working capital to meet its obligations. Therefore, the Company needed to obtain funding on an ongoing basis from outside sources, both related and unrelated. There can be no assurances that the Company will be successful now or in the future in obtaining any additional capital on terms favorable to it or at all. The failure to obtain such capital will have a material adverse effect on the Company’s financial condition and operations.

Sale of Assets

On December 14, 2009, the Company entered into an Asset Purchase Agreement (the “Agreement”) by and among Xcorporeal, Inc. (“Xcorporeal”) and Fresenius USA, Inc., a Massachusetts corporation and a wholly owned subsidiary of Fresenius Medical Care Holdings, Inc. (“Fresenius”), pursuant to which the Company and Xcorporeal sold, assigned and delivered to Fresenius all of their respective interests in and relating to: (i) the designs for portable hemodialysis devices; (ii) the designs for continuous renal replacement therapy devices; (iii) the designs for wearable hemodialysis devices (the “HD WAK technology”); (iv) the designs for wearable ultrafiltration devices; (v) the designs for wearable continuous renal replacement therapy devices; and (vi) the development of the supersorbent technology (subject to the option described below).  The foregoing technology acquired by Fresenius constituted substantially all of the assets of the Company.

In exchange for the assets purchased, Fresenius agreed to pay the Company an aggregate $5,700,000 in cash as the Company’s portion of the purchase price. Fresenius assumed no previously existing liabilities of the Company. Fresenius also agreed to pay Xcorporeal an aggregate of $2,300,000 in cash.  In addition, Fresenius agreed to pay royalties under the Agreement during the life of the patents included in the HD WAK Technology equal to 2% of net revenues received by Fresenius on sales of HD WAK devices in each country where such sales infringe valid and issued claims under such patents, plus $0.75 per treatment of attendant disposables, not to exceed a maximum of $1.50 per patient per week in such countries.  Those royalties are to be shared 40% to the Company and 60% to Xcorporeal.  Fresenius also agreed to pay royalties under the Agreement during the life of the patents included in the supersorbent technology (the “Supersorbent Patents”), in each country where sales infringe valid and issued claims under such patents, equal to the lesser of $0.75 per supersorbent cartridge or $1.50 per patient per week in such countries, less royalties payable to Technion Research and Development Foundation Ltd. (“TRDF”) under the existing license agreement pursuant to which the Company is a party and which is expected to be assigned to Fresenius.  Those royalties will be shared 60% to the Company and 40% to Xcorporeal.  While several applications for patents are pending, no patent incorporating the Supersorbent Technology has yet been issued.

Fresenius also granted to the Company and Xcorporeal an option to obtain a perpetual worldwide license to the supersorbent technology in the healthcare fields other than renal.  The option is exercisable during the twelve-month period following Fresenius’s receipt of regulatory approval for the sale of a supersorbent product in the United States or European Union, which the Company expects will require further development of the supersorbent technology with TRDF and successful completion of clinical trials by Fresenius.  The consideration for the exercise of the option was $7,500,000, payable in immediately available funds and an on-going royalty in an amount equal to the lesser of $0.75 per supersorbent cartridge or $1.50 per patient per week in each country where such sales infringe valid and issued claims of the Supersorbent Patents issued in such country.

The Asset Purchase Agreement closed on March 19, 2010, with payments made to the Company by FUSA of $1,950,000, $1,625,000 and $1,675,000 on March 19, 2010, April 1, 2010 and April 1, 2011, respectively, for a total of $5,250,000.  FUSA held back $200,000 and $250,000 from the March 19, 2010 and April 1, 2011 payments, respectively, for purposes of resolving a dispute between the Company and TRDF.  The Company recognized a gain of approximately $5,200,000, including the Xcorporeal legal fee reimbursement, upon the consummation of the close of the asset purchase transaction on March 19, 2010.

On February 17, 2011, the Company commenced a binding arbitration proceeding with its former law firm regarding a fee dispute that arose as a result of claimed attorneys’ fees incurred by the former law firm in connection with an arbitration proceeding between the Company and Xcorporeal, and certain transactional matters handled by the law firm for the Company. The former law firm has asserted that approximately $2,729,000 in fees and costs are owed to it by the Company for services rendered during 2008, 2009 and 2010, plus interest. The arbitrators have heard all of the testimony presented by the parties, and the parties submitted their final closing briefs on November 10, 2011. As of December 2, 2011, the arbitrators had not rendered their decision on this matter. The Company believes that it has adequately and appropriately provided for the fees incurred through December 31, 2008 in the accompanying consolidated financial statements.  Given the Company’s limited liquidity and working capital resources, the Company may be unable to satisfy such obligation should a decision adverse to the Company be rendered.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Prior to June 15, 2006, the Company provided dialysis services for patients suffering from acute kidney failure through a clinic located in Los Angeles, California, and through a visiting nursing program contracted to several Los Angeles County hospitals. The assets of both the clinic and the nursing program were sold to third parties, and as a result such activities were accounted for as discontinued operations in the Company’s consolidated financial statements. Prior to March 19, 2010, the Company was also a research and development company in the business of developing a wearable artificial kidney for dialysis and other medical applications. On that date, the Company consummated a sale of its assets, including its technology rights with respect to its developing wearable artificial kidney.  Since June 15, 2006, the Company has not generated any revenues from operations, and does not expect to do so in the foreseeable future.

For the past several years, the Company has experienced net operating losses and negative operating cash flows. As of December 31, 2008, the Company had an accumulated deficit of $16,410,185, a working capital deficiency of $3,429,307, and its total liabilities exceeded its total assets by $3,484,609. Such deficiencies indicate the Company will not be able to meet its current obligations as they come due. In recent years, the Company has financed its working capital requirements through loans and the recurring sale of its securities to related parties, which the Company cannot be assured of obtaining in the future. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2008 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional debt or equity capital and to acquire sufficient operating capital through the sale of assets, development of business activities, or otherwise. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company's financial statement presentation or disclosures.

Significant Accounting Policies

The Company prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist primarily of costs incurred with respect to the development of the Company’s wearable artificial kidney for dialysis and other medical applications.

Technology Rights

Technology rights relate to the Company’s wearable artificial kidney and are being amortized over an estimated useful life of approximately 20 years. Amortization is included in research and development expense in the statement of operations.

Stock-Based Compensation

The Company periodically issues stock options and warrants to officers, directors and consultants for services rendered. Options vest and expire according to terms established at the grant date.

The Company accounts for share-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.

The Company accounts for share-based payments to consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

The fair value of stock-based compensation is affected by several variables, the most significant of which are the life of the equity award, the exercise price of the security as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock over the term of the equity award.

The Company recognizes the fair value of stock-based compensation awards in general and administrative expense and in research and development expense, as appropriate, in the consolidated statement of operations.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

Contingencies

The Company assesses contingent liabilities, and such assessment inherently involves an exercise of judgment.  If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability is accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, is disclosed. Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the nature of the guarantee is disclosed.

Results of Operations for the Years Ended December 31, 2008 and 2007

General and administrative expenses for the year ended December 31, 2008 were $3,041,438, as compared to $3,111,631 for the year ended December 31, 2007, a decrease of $70,193 or 2.3%. Included in such costs was stock-based compensation of $28,350 and $150,994 in 2008 and 2007, respectively. Significant expense categories reflecting, in part, the net decrease in general and administrative expenses in 2008 as compared to 2007 consisted of a decrease in share-based compensation of $122,644, and a decrease in officer salary of approximately $120,000 and accounting related expense of $60,000, offset by an increase in legal fees of approximately $155,000. Significant legal fees have been incurred due primarily to the arbitration with Xcorporeal and increased needs in connection with financing and reporting activities.

Research and development expenses for the year ended December 31, 2008 were $387,894, as compared to  $59,860 for the year ended December 31, 2007, an increase of 548%. Pending resolution of the arbitration with Xcorporeal, Peizer and Gura related to, among other things, the rights to use our Wearable Kidney technology, the Company suspended its research and development activities. However, in November 2007, the Company entered into short-term agreements with consultants to continue research and development efforts previously undertaken by them. These efforts involved additional study and development activities related to the use of sorbents, which trap and evacuate amine and urea materials from dialysis solutions. In addition, during the second quarter of 2008, the Company granted 1,500,000 options to purchase common stock and issued a promissory note in the principal amount of $120,000 to settle a contract dispute to one of the consultants.

Interest expense was $269,266 for the year ended December 31, 2008, as compared to $220,874 for the year ended December 31, 2007, as a result of continued borrowings utilized to fund operating activities.

Interest income was $0 for the year ended December 31, 2008, as compared to $26,955 for the year ended December 31, 2007, as a result of reduced levels of cash in 2008.

Other income was $121,011 for the year ended December 31, 2008, as compared to $148,751 for the year ended December 31, 2007.

The Company incurred a net loss from continuing operations for the years ended December 31, 2008 and 2007 of $3,577,587 and $3,216,659, respectively.

The Company incurred net income (loss) from discontinued operations for the years ended December 31, 2008 and 2007 of $4,727 and $(58,664), respectively.

The Company incurred a net loss for the years ended December 31, 2008 and 2007 of $3,572,860 and $3,275,323, respectively.

Losses are expected to continue until such time of resolution of the arbitration with Xcorporeal, Peizer and Gura, and commercial marketing or alternative economic exploitation of the wearable artificial kidney.

At December 31, 2008, the Company had net operating loss carryforwards for federal income tax purposes of approximately $19,220,000, which, if not utilized, expire through 2028. In addition, the Company had net operating loss carryforwards of approximately $12,400,000 for state tax purposes, which expire through 2028.

Liquidity and Capital Resources

Cash and cash equivalents were $116,800 as of December 31, 2008, as compared to $709,579 as of December 31, 2007, a decrease of $592,779. The Company does not have sufficient working capital to meet its obligations. Therefore, the Company must obtain outside funding on an on-going basis. The Company cannot provide assurances that it will be successful now or in the future in obtaining any additional capital on terms favorable to it or at all. The failure to obtain such capital will have a material adverse effect on the Company’s financial condition and ability to conduct operations.

For the year ended December 31, 2007, the Company’s cash flow needs were primarily met through the sale of common stock under a private placement to the Company’s Chief Executive Officer ($900,000), its Chief Financial Officer’s affiliates ($15,000), and a director of the Company ($6,000) in June 2007, and a $700,000 advance from the Company’s Chief Executive Officer in the form of an uncollateralized convertible promissory note in December 2007. The Company had a working capital deficit of $3,429,307 and $1,071,479 at December 31, 2008 and 2007, respectively.

As of December 31, 2008, the Company had notes payable to related parties of $896,776, including accrued interest and net of discount, all of which was current at that date.  As of December 31, 2007, the Company had notes payable to related parties of $524,417, including accrued interest and net of discounts, all of which was current at that date.  Notes payable to related parties increased by $372,359 at December 31, 2008, as compared to December 31, 2007.

Operating Activities

During the year ended December 31, 2008, the Company used cash of $1,588,067 in continuing operating activities, as compared to using cash of $2,126,875 in continuing operating activities during the year ended December 31, 2007, a decrease of $538,808, primarily as a result of an increase in accounts payable and accrued expenses.

During the year ended December 31, 2008, the Company did not use or generate any cash from discontinued operations.  During the year ended December 31, 2007, the Company generated $36,712 of cash from discontinued operations.

During the year ended December 31, 2008, the Company used cash of $1,588,067 in operations, as compared to using cash of $2,090,163 in operating activities during the year ended December 31, 2007.

Financing Activities

During the year ended December 31, 2008, the Company generated $995,288 of cash from financing activities, consisting of the proceeds from the issuance of common stock, payments received on stock subscription receivables, and the exercise of stock options and stock warrants of $845,288, and the proceeds from the issuance of convertible notes payable to a related party of $150,000.  During the year ended December 31, 2007, the Company generated $1,068,835 of cash from financing activities, consisting of the proceeds from the issuance of common stock and the payments received on stock subscription receivables of $917,580, the proceeds from the issuance of convertible notes payable to a related party of $700,000, reduced by the repayment of long-term borrowings of $547,633 and the repayment of advances from stockholders related to discontinued operations of $1,112.

The following significant financing transactions, primarily equity related, were completed in 2007 and 2008:

On June 22, 2007, the Company completed a private placement of an aggregate of 5,756,250 Units (the “Units”) at a purchase price of $0.16 per Unit, for a total purchase price of $921,000. Each Unit consisted of one share of common stock of the Company and one warrant to purchase one-half of a share of common stock of the Company at an exercise price of $0.16 per share. The warrants were exercisable immediately upon issuance and expire upon the first to occur of (i) seven years following the date of issuance, (ii) the closing of a firmly underwritten public offering or (iii) upon a sale of the Company.  The purchase price for the Units was paid one third in cash at closing, with the balance thereof satisfied through delivery of a promissory note. One-half of the principal amount of each such promissory note, together with accrued and unpaid interest thereunder, was due and payable September 22, 2007, and the remaining principal balance, together with accrued and unpaid interest thereunder, was due and payable December 22, 2007. The unpaid principal amount under each promissory note bears interest at the rate of 4.84% per annum. As of December 31, 2007, these notes receivable from stockholders amounted to $6,500 and were classified in stockholders’ equity on the consolidated balance sheet. These notes receivable were paid during the first quarter of 2008.  The purchasers of the Units were:  Robert M. Snukal, director and chief executive officer, 5,625,000 Units; Jose Spiwak, director, 37,500 Units; The Leonardo Berezovsky Charitable Trust, 46,875 Units; and The Karen and Sonia Berezovsky Charitable Trust, 46,875 Units. Leonardo Berezovsky is the chief financial officer and a director of the Company and trustee of The Leonardo Berezovsky Charitable Trust and The Karen and Sonia Berezovsky Charitable Trust.

On December 26, 2007, the Company entered into a $700,000 uncollateralized convertible promissory note with Robert M. Snukal, director and chief executive officer, bearing interest at 6% per annum, payable on December 31, 2008. The note was payable upon the consummation of a change of control transaction, which is defined as (i) a reorganization, consolidation or merger (or similar transaction or series of related transactions) of the Company with or into any other entity, or a sale or exchange of outstanding shares, any of which results in the shareholders of the Company immediately prior to the transaction owning less than 50% of the surviving entity of such transaction or transactions, or (ii) a sale of all or substantially all of the assets of the Company. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could be converted into shares of the Company’s common stock at a conversion price of $0.07 per share at any time. In connection with this note, the Company issued warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.07 per share. The warrants were exercised in March 2008, at which time the Company received proceeds of $350,000.  The relative fair value of the warrants amounting to $179,163 was determined at the time of issuance using the Black-Scholes option-pricing model, was recorded as a discount to the note payable, reducing the initial carrying value of the note, and is being amortized to interest expense over the term of the note using the straight-line method. For the year ended December 31, 2008, the Company recognized $176,273 of amortized discount in interest expense.  There was no unamortized discount as of December 31, 2008.  The note was outstanding at December 31, 2008.

During March 2008, the Company completed a private placement of an aggregate of 1,375,000 Units (the “Units”) at a purchase price of $0.08 per Unit, for a total purchase price of $110,000. Each Unit consists of one share of common stock of the Company and one warrant to purchase one-half of a share of common stock of the Company at an exercise price of $0.08 per share. The warrants are exercisable immediately upon issuance and expire upon the first to occur of (i) seven years following the date of issuance, (ii) the closing of a firmly underwritten public offering or (iii) upon a sale of the Company.  Robert M. Snukal, director and chief executive officer, purchased 750,000 Units for $60,000 paid in cash at closing. Jose Spiwak, a director, purchased 625,000 Units for $20,000 in cash at closing, with the balance thereof satisfied through delivery of a promissory note. The principal amount of the promissory note, together with accrued and unpaid interest thereunder, was due and payable in three equal installments of $10,000 due April 30, 2008, May 30, 2008, and June 30, 2008. The unpaid principal amount under the promissory note bears interest at the rate of 1.85% per annum and was paid in full on July 1, 2008.

During May 2008, the Company completed a private placement of an aggregate of 400,000 Units (the “Units”) issued to Robert M. Snukal, director and chief executive officer, at a purchase price of $0.06 per Unit, for a total purchase price of $24,000. Each Unit consists of one share of common stock of the Company and one warrant to purchase one-half of a share of common stock of the Company at an exercise price of $0.06 per share. The warrants are exercisable immediately upon issuance and expire upon the first to occur of (i) seven years following the date of issuance or (ii) upon a sale of the Company or substantially all of its assets.

On June 30, 2008, the Company issued 875,000 shares of its common stock to Robert M. Snukal, director and chief executive officer, upon the exercise of 250,000 options at $0.07 per share and 625,000 warrants at $0.04 per share. The Company received $42,500 of proceeds.

During June 2008, the Company completed a private placement of an aggregate of 1,250,000 Units (the “Units”) to Robert M. Snukal, director and chief executive officer, at a purchase price of $0.04 per Unit, for a total purchase price of $50,000. Each Unit consists of one share of common stock of the Company and one warrant to purchase one-half of a share of common stock of the Company at an exercise price of $0.04 per share. The warrants are exercisable immediately upon issuance and expire upon the first to occur of (i) seven years following the date of issuance or (ii) upon a sale of the Company or substantially all of its assets.

During July 2008, the Company completed a private placement to an accredited investor (an existing shareholder) of an aggregate of 625,000 shares of common stock at a purchase price of $0.08 per share, for a total purchase price of $50,000.

In August 2008, the Company issued 200,000 shares of its common stock upon the exercise of warrants at $0.06 per share.  The Company received $12,000 of proceeds.

During August 2008, the Company entered into a $150,000 uncollateralized convertible promissory note with Robert M. Snukal, director and chief executive officer, bearing interest at 6% per annum, and payable on December 31, 2008. The note becomes immediately payable upon the consummation of a change of control transaction, which is defined as (i) a reorganization, consolidation or merger (or similar transaction or series of related transactions) of the Company with or into any other entity, or a sale or exchange of outstanding shares, any of which results in the shareholders of the Company immediately prior to the transaction owning less than 50% of the surviving entity of such transaction or transactions, or (ii) a sale of all or substantially all of the assets of the Company. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company’s common stock at a conversion price of $0.12 per share at any time. In connection with this note, the Company issued warrants to purchase 625,000 shares of the Company’s common stock at an exercise price of $0.12 per share.

On October 16, 2008, Robert M. Snukal, director and chief executive officer, purchased 10,000,000 units (the “Units”) of the Company, at a purchase price equal to $0.02 per Unit, for a total purchase price of $200,000. Each Unit consisted of one share of the Company’s common stock and a warrant to purchase one-half of one share of the Company’s common stock at an exercise price of $0.02 per share. The warrants are exercisable immediately and expire on the earlier of (i) October 16, 2015 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company by another entity by means of merger or other transaction as a result of which stockholders of the Company immediately prior to such acquisition possess a minority of the voting power of the acquiring entity immediately following such acquisition.

The Company entered in the following significant financing transactions, primarily equity related, subsequent to December 31, 2008:

On May 13, 2009, the $700,000 promissory note payable to Robert M. Snukal, director and chief executive officer, and the $150,000 promissory note payable to Robert M. Snukal, plus accrued interest of $64,611, were rolled-over into a new uncollateralized non-convertible promissory note in the amount of $914,611, due on May 13, 2010, with interest at 6% per annum. In connection with this note, the Company issued warrants to purchase 16,937,240 shares of the Company’s common stock at an exercise price of $0.027 per share. The warrants expire on the earlier of (i) May 13, 2016 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $377,667, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants will be amortized to interest expense over the term of the note using the straight-line method. In March 2010, the $914,611 note, with accrued interest of $42,424, was paid in full.

On April 21, 2009, the Company entered into a $20,000 uncollateralized convertible promissory note agreement with Robert M. Snukal, director and chief executive officer, bearing interest at 6% per annum, payable on August 31, 2009. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could be converted into shares of the Company’s common stock at a conversion price of $0.03 per share, which was the approximate closing price of the Company’s common stock on the date of the note, at any time. In connection with this note, the Company issued warrants to purchase 333,333 shares of the Company’s common stock at an exercise price of $0.03 per share. The warrants expire on the earlier of (i) April 21, 2016 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $8,312, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method. On April 28, 2009, the $20,000 note was paid in full.

During August and September of 2009, Robert M. Snukal, director and chief executive officer, advanced $87,500 to the Company on a non-interest bearing basis for working capital purposes. On October 17, 2009, the advances were repaid in full.

On October 18, 2009, the Company entered into a $200,000 uncollateralized convertible promissory note agreement with Robert M. Snukal, director and chief executive officer, bearing interest at 6% per annum, and payable on April 30, 2010. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could be converted into shares of the Company’s common stock at a conversion price of $0.022 per share, which was the approximate closing price of the Company’s common stock on or about the date of the note, at any time. In connection with this note, the Company issued warrants to purchase 4,545,455 shares of the Company’s common stock at an exercise price of $0.022 per share. The warrants expire on the earlier of (i) October 18, 2016 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $83,597, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants will  be amortized to interest expense over the term of the note using the straight-line method. In March 2010, the $200,000 note, with accrued interest of $4,077, was paid in full.

On February 23, 2010, the Company entered into a $45,000 uncollateralized promissory note agreement with Robert M. Snukal, director and chief executive officer, bearing interest at 5% per annum, and payable on February 23, 2011.  This note was paid in full in March 2010.

On April 29, 2009, the Company issued 3,000,000 shares of its common stock to Robert M. Snukal, director and chief executive officer, upon the exercise of warrants at $0.02 per share. The Company received $60,000 of proceeds.

On May 11, 2009, the Company issued 2,000,000 shares of its common stock to Robert M. Snukal, director and chief executive officer, upon the exercise of warrants at $0.02 per share. The Company received $40,000 of proceeds.

On July 7, 2009, the Company issued 555,555 shares of its common stock to Robert M. Snukal, director and chief executive officer, upon the exercise of warrants at $0.027 per share. The Company received $15,000 of proceeds.

On May 13, 2009, the Board approved the issuance of 500,000 shares of the Company’s common stock to Dr. Rambod, a consultant and former officer of the Company, as payment for services in connection with the completion and filing of a patent application regarding the Company’s rights in and to the polymer technology developed by the Company. The common stock issued was valued at $0.027 per share, which was the approximate closing price of the Company’s common stock on or about the date of the issuance, for a total of $13,500. On August 5, 2009, the Board approved an additional issuance of 250,000 shares of the Company’s common stock to Dr. Rambod as payment for additional services in connection with the patent application. The common stock issued was valued at $0.02 per share, which was the approximate closing price of the Company’s common stock on the date of the issuance, for a total of $5,000, and will be charged to operations in 2009.

On May 13, 2009, the Company issued options to purchase 250,000 shares of common stock to an employee for past services. The options became fully vested on May 13, 2009, the date of grant. The options have an exercise price of $0.027 per share, which was the approximate closing price of the Company’s common stock on or about the date of the issuance, and expire in ten years. The fair value of these options on the date of grant was $6,037, and will be charged to operations in 2009.

On May 13, 2009, the Company issued options to purchase a total of 300,000 shares of common stock to two outside directors for past services. The options became fully vested on May 13, 2009, the date of grant. The options have an exercise price of $0.027 per share, which was the approximate closing price of the Company’s common stock on or about the date of the issuance, and expire in ten years. The fair value of these options on the date of grant was $7,244, and will be charged to operations in 2009.

Item 6A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 7.  Financial Statements and Supplementary Data

The financial statements required by this Item 7 are included elsewhere in this Annual Report and incorporated herein by this reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company’s Board of Directors dismissed PMB Helin Donovan, LLP (“PMB”) as the Company’s independent registered public accounting firm effective March 4, 2011.

The Company’s 2007 Annual Report on Form 10-K included a Report of Independent Registered Public Accounting Firm issued by PMB on the Company’s consolidated balance sheet as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006.

PMB’s reports on the Company’s consolidated financial statements for the year ended December 31, 2007 contained an opinion raising “substantial doubt about the Company’s ability to continue as a going concern.”

During the Company’s two most recent fiscal years ended December 31, 2007 and the subsequent interim period through the date of PMB’s dismissal, there were no disagreements between the Company and PMB on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of PMB, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

During the Company’s two most recent fiscal years ended December 31, 2007 and the subsequent interim period through the date of PMB’s dismissal, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. The Company discussed this matter with PMB and authorized PMB to respond fully to the inquiries of the successor independent registered public accounting firm.

The Company requested a letter from PMB addressed to the Securities and Exchange Commission, stating whether or not it is in agreement with the above statements. A copy of such letter, dated March 4, 2011, has been provided by PMB and has been filed as an exhibit to our Current Report on Form 8-k dated March 4, 2011.

Effective March 4, 2011, the Company engaged the accounting firm of Gumbiner Savett Inc. as the Company’s new independent registered public accounting firm. The retention of Gumbiner Savette Inc. was approved by the Company’s Board of Directors.  During the two most recent fiscal years and the subsequent interim period to the date hereof, the Company did not consult with Gumbiner Savett Inc. regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Item 8A.  Controls and Procedures

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We conducted an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report. Based on that evaluation, our Chief Executive Officer has concluded that as of December 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses in our disclosure controls and procedures:

1.           We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.           We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.           We do not have review and supervision procedures for financial reporting functions. The review and supervision function of internal control relates to the accuracy of financial information reported. The failure to review and supervise could allow the reporting of inaccurate or incomplete financial information. Due to our size and nature, review and supervision may not always be possible or economically possible. Management evaluated the impact of our significant number of audit adjustments and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.  Management also retained outside consultants to assist it in the preparation of consolidated financial statements and footnotes.

Report on Internal Control  over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and Securities and Exchange Commission guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of written documentation of internal control policies and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) lack of review and supervision over period end financial disclosure and reporting processes.

Management believes that the lack of documentation of internal controls did not have an effect on our financial results. However, management believes that the lack of segregation of duties, and a lack of review and supervision of reporting, could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers

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

The following sets forth the names, ages and principal positions of our directors and executive officers as of December 31, 2008:

Name	Age	Position
Leonardo Berezovsky, M.D.	64	Chairman of the Board of Directors, Chief Financial Officer
Robert M. Snukal	65	Chief Executive Officer, President and Director
Ronald P. Lang, M.D.	58	Executive Vice-President, Secretary and Director
Edmond Rambod	48	Chief Scientific Officer and Director
Jose Spiwak, M.D.	63	Director

Leonardo Berezovsky, M.D. has been a director since 2003, Chairman since 2005, and Chief Financial Officer since March 2007. Dr. Berezovsky is the Chairman and CEO of AssistMed, Inc., which utilizes proprietary technology to deliver integrated solutions for online clinical documentation and related business processes within the healthcare industry. In addition, Dr. Berezovsky was the Co-Founder, Chairman and CEO of AHI Healthcare Systems, Inc., a managing company for primary care physicians and comprehensive healthcare delivery networks. AHI completed a public offering and was later sold via merger to FPA Medical Management, Inc. in 1997. Dr. Berezovsky was also the co-founder, Chairman and CEO of Fiberspace, Inc., an optical networking concern that manufactured innovative fiber optic components for the telecommunications and oil and gas industries. Dr. Berezovsky completed his training in Internal Medicine and Cardiology at the Cleveland Clinic in Cleveland, Ohio, and practiced at Cedars Sinai Medical Center in Los Angeles, California. Dr. Berezovsky received his bachelor’s degree in 1960 and M.D. in 1968 from the Universidad de Rosario in Rosario, Argentina.

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

Edmond Rambod was appointed as a director and as the Company’s Chief Scientific Officer in August 2008. As the Company’s Chief Scientific Officer, Dr. Rambod is responsible for the Company’s scientific, technical and intellectual property related activities. Dr. Rambod is the inventor of the Company’s wearable devices and has provided the Company with scientific, technical and intellectual property consulting services since 2002. Dr. Rambod is the founder and Chief Executive Officer of BioQuantetics, Inc., a California-based corporation which has developed, among others, an ultrasound diagnostic technology with a variety of medical applications. Dr. Rambod received a Bachelors of Science degree in Chemical Engineering, a Masters of Science degree in Biomedical Engineering and a Doctorate of Philosophy degree in Medicine and Medical Sciences from the Technion - Israel Institute of Technology in Haifa, Israel. Currently, Dr. Rambod holds a Visiting Scholar appointment at the Department of Aeronautics and Bioengineering at the California Institute of Technology in Pasadena, California, where he also served as a Senior Scientist between 1993 and 2000. Prior to 1993, Dr. Rambod served as a Research Scientist in the Department of Cardiothoracic Surgery at Cedars-Sinai Medical Center and as an Associate Scientist in the Biomedical Engineering Program at the University of California at Los Angeles. Dr. Rambod is the recipient of the Achievements Award of the American Physical Society and is an active member of several professional, scientific and medical organizations such as the American Heart Association and the American Association for the Advancement of Science. Many of Dr. Rambod’s accomplishments and peer-reviewed reports relating to science, medicine and healthcare have been published in major medical and scientific journals. Between 1987 and 1989, Dr. Rambod actively served in the Israeli Defense Force.

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

Audit Committee

The members of the Audit Committee of our Board of Directors are Ronald P. Lang, M.D. and Jose Spiwak M.D. The Audit Committee of our Board of Directors does not have a member that qualifies as an “audit committee financial expert” as that term is defined under applicable rules of the Securities and Exchange Commission.

Code of Ethics

We have adopted a code of ethics for directors, executive officers and other employees. We will provide to any person without charge, upon request, a copy of our code of ethics. Such copy may be obtained by writing to Secretary, National Quality Care, Inc., 2431 Hill Drive, Los Angeles, California 90041.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires its directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on a review of copies of such forms we have received and other information provided to us, Section 16(a) reports applicable to our officers, directors and greater-than-10% shareholders were timely filed during the year ended December 31, 2008.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth for the periods shown information as to the compensation of our principal executive officer, principal financial officer and our two other executive officers:

Name [and Principal Position]	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)*		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leonardo Berezovsky	2008	0		0		0		0		0	0	0	0
Chairman of the Board, CFO (2)	2007	0	(13)	0		0		40,139	(9)	0	0	0	40,139
	2006	0		0		0		437,450	(1)(8)	0	0	0	437,450

Robert M. Snukal	2008	0		0		0		0		0	0	0	0
CEO, President (2)	2007	0	(13)	0		0		86,528	(10)	0	0	0	86,528
	2006	0		175,000	(3)	221,563	(4)	873,700	(5)(8)	0	0	0	1,270,263	(6)

Ronald Lang, M.D.	2008	0		0		0		0		0	0	0	0
Executive Vice President	2007	0		0		0		8,028	(11)	0	0	0	8,028
	2006	10,431		0		0		114,950	(7)(8)	0	0	0	125,381

Edmond Rambod	2008	0		0		0		10,414	(12)	0	0	0	10,414
Executive Vice President/	2007	______		______		______		______		______	______	______	______
Chief Science Officer	2006	______		______		______		______		______	______	______	______

*
Represents dollar amount recognized for financial statement reporting purposes in accordance with Statement of Financial Accounting Standards No. 123(R). See the 2008 Consolidated Financial Statements for a discussion of valuation assumptions.

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

(5)
Includes options to purchase 2,000,000 and 50,000 shares of common stock at exercise prices of $0.65 and $0.07 per share, respectively. Of these options, 50,000 (which vested in 2006) were issued in connection with Mr. Snukal’s joining our Board of Directors in 2003.

(6)	Represents all non-cash compensation.

(7)	Includes options to purchase 250,000 shares of common stock at an exercise price of $0.65 per share.

(8)	Includes $7,450 relating to options to purchase 20,000 shares of common stock at an exercise price of $0.62, which were granted to each director in exchange for services in that capacity.

(9)	Includes options to purchase 250,000 shares of common stock at an exercise price of $0.25 per share.

(10)	Includes options to purchase 500,000 shares of common stock at an exercise price of $0.25 per share.

(11)	Includes options to purchase 50,000 shares of common stock at an exercise price of $0.25 per share.

(12)
Includes options to purchase 1,000,000 shares of common stock at an exercise price of $0.12 per share, vested in eight equal semi-annual installments commencing on February 8, 2009 and continuing on each August 8 and February 8 thereafter, until the options become fully vested on the fourth anniversary of the date of grant (August 8, 2008).

(13)
Effective August 9, 2007, we established the National Quality Care, Inc. Deferred Compensation Plan (the “Plan”) in recognition of services currently being performed without cash compensation by Robert M. Snukal in his capacity as Chief Executive Officer, and Leonardo Berezovsky in his capacity as Chief Financial Officer (the “Participants”), and to encourage their continued performance of services. In accordance with the Plan, each Participant shall become entitled to payment of a benefit upon the occurrence of a change in control or a qualified financing. A change in control is defined in the Plan as any of the following:

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

A qualified financing is defined in the Plan as a debt or equity financing that yields at least $5,000,000 in net proceeds to the Company, or the receipt of at least $2,500,000 as the result of a settlement or favorable judgment in a litigation or arbitration proceeding. A benefit is defined in the Plan as the dollar amount payable to a Participant equal to the sum of his base amount plus his monthly amount multiplied by the number of full calendar months ending after the effective date of the Plan, August 9, 2007, that the Participant continues to perform services for the Company as an executive officer. The base amount and monthly amount for Robert M. Snukal is $240,000 and $12,000, respectively. The base amount and monthly amount for Leonardo Berezovsky is $76,000 and $8,000, respectively. Prior to the occurrence of a change in control or a qualified financing, a Participant may irrevocably waive his right to a benefit. In the event neither a change in control nor a qualified financing occurs on or before December 31, 2009, each Participant’s benefit will be forfeited.

We have no employment agreements with our current named executive officers.

The following table sets forth certain information concerning outstanding equity awards held by our named executive officers at December 31, 2008:

Outstanding Equity Awards at 2008 Fiscal Year-End

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned options (#)	Option Exercise Price ($)	Option| Expiration date	Number of Shares or Units of Stock That have Not Vested (#)	Market value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Leonardo Berezovsky
	200,000	0	0	0.52	3/4/2016	0	0	0	0
	1,000,000	0	0	0.65	4/19/2016	0	0	0	0
	5,000	0	0	0.62	1/2/2016	0	0	0	0
	5,000	0	0	0.62	4/3/2016	0	0	0	0
	5,000	0	0	0.62	7/1/2016	0	0	0	0
	5,000	0	0	0.62	10/1/2016	0	0	0	0
	250,000	0	0	0.25	5/3/2017	0	0	0	0

Robert M. Snukal
	400,000	0	0	0.52	3/4/2016	0	0	0	0
	2,000,000	0	0	0.65	4/19/2016	0	0	0	0
	5,000	0	0	0.62	1/2/2016	0	0	0	0
	5,000	0	0	0.62	4/3/2016	0	0	0	0
	5,000	0	0	0.62	7/1/2016	0	0	0	0
	5,000	0	0	0.62	10/1/2016	0	0	0	0
	500,000	0	0	0.25	5/3/2017	0	0	0	0

Ronald Lang
	250,000	0	0	0.65	4/19/2016	0	0	0	0
	5,000	0	0	0.62	1/2/2016	0	0	0	0
	5,000	0	0	0.62	4/3/2016	0	0	0	0
	5,000	0	0	0.62	7/1/2016	0	0	0	0
	5,000	0	0	0.62	10/1/2016	0	0	0	0
	50,000	0	0	0.25	5/3/2017	0	0	0	0

Edmond Rambod
	0	0	1,000,000	0.12	8/8/2018	0	0	0	0

Director Compensation

The following table sets forth certain information concerning compensation paid for services as our directors during the fiscal year December 31, 2008:

2008 Director Compensation

Name	Fees Earned or paid in Cash ($)	Stock Awards ($)	Option Awards(2) ($)		All Other Compensation ($)	Total ($)
Leonard Berezovsky (1)	0	0	0		0	0
Robert M. Snukal (1)	0	0	6,250		0	6,250
Ronald Lang (1)	0	0	0		0	0
Jose Spiwak	0	0	0		0	0
Edmond Rambod	0	0	10,414	(3)	0	10,414

(1)	See “Summary Compensation Table” for compensation paid to these executive officers named therein.

(2)
Represents dollar amount recognized for financial statement reporting purposes in accordance with Statement of Financial Accounting Standards No. 123(R). See the 2008 Consolidated Financial Statements for a discussion of valuation assumptions.  At December 31, 2008, the number of outstanding option awards held by the directors was as follows: L. Berezovsky — 1,470,000, R. Snukal — 2,920,000, R. Lang — 320,000, J. Spiwak — 70,000, Edmond Rambod — 2,500,000.

(3)
Represents options to purchase 1,000,000 shares of common stock at an exercise price of $0.12 per share, vested in eight equal semi-annual installments commencing on February 8, 2009 and continuing on each August 8 and February 8 thereafter, until the options become fully vested on the fourth anniversary of the date of grant (August 8, 2008).  In addition, Mr. Rambod was issued options to purchase 1,500,000 shares on June 21, 2008 prior to the time he joined the Board of Directors in connection with the settlement of the dispute with the Company.  See “Item 13. Certain Relationships, Related Transactions and Director Independence.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table reflects, as of December 31, 2008, based on 73,916,252 shares outstanding, the beneficial ownership of our common stock by: (a) each director of the Company, (b) each executive officer named in the Summary Compensation Table presented elsewhere in this document, (c) each person (or group of affiliated persons) known by us to be the beneficial owner of 5% or more of our common stock, and (d) all current executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(11)		Percentage of Shares Beneficially Owned
Robert M. Snukal	47,276,776	(2)	55.2%

Victor Gura	15,497,250	(3)	20.9%

Leonard Berezovsky	6,160,383	(4)	8.3%

Ronald P. Lang	3,658,449	(5)	4.9%

Jose Spiwak	1,982,500	(6)	2.7%

Edmond Rambod	2,800,000	(7)	3.6%

Executive officers and directors as a group (5 persons)	61,878,108	(8)	74.7%

(1)
Such persons have sole voting and investment power with respect to all shares of Common Stock shown as being beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table.

(2)	Includes 11,732,500 shares subject to options and warrants held by Mr. Snukal which are exercisable or become exercisable within 60 days after December 31, 2008.

(3)	Includes 800,000 shares held by Medipace Medical Group, Inc., an affiliate of Dr. Gura. Also includes 250,000 shares subject to warrants held by Dr. Gura which are currently exercisable.

(4)
Includes 2,979,966 shares held by various family and charitable trusts of which 2,879,966 shares are common stock and 100,000 shares are subject to warrants which are currently exercisable. Dr. Berezovsky has voting and investment power with respect to the shares held by the trusts. Also includes 1,470,000 shares subject to options held by Dr. Berezovsky which are exercisable or become exercisable within 60 days after December 31, 2008.

(5)
Includes 800,000 shares held by Medipace Medical Group, Inc., an affiliate of Dr. Lang. Also includes 320,000 shares subject to options held by Dr. Lang which are exercisable or become exercisable within 60 days after December 31, 2008.

(6)	Includes 70,000 shares subject to options and warrants held by Dr. Spiwak which are exercisable or become exercisable within 60 days after December 31, 2008.

(7)	Includes 2,500,000 shares subject to options which are exercisable or become exercisable within 60 days after December 31, 2008.

(8)	Includes 16,092,500 shares subject to options and warrants beneficially owned by current officers and directors as a group which are exercisable within 60 days after December 31, 2008.

Item 13.  Certain Relationships, Related Transactions and Director Independence

On June 22, 2007, the Company completed a private placement of an aggregate of $5,625,000 units at a purchase price of $0.16 per unit, for a total purchase price of $900,000 to Robert M. Snukal, director and chief executive officer.  Each unit consisted of one share of common stock of the Company and one warrant to purchase one-half of a share of common stock of the Company at an exercise price of $0.16 per share.  The warrants were exercisable immediately upon issuance and expire upon the first to occur of (i) seven years following the date of issuance, (ii) the closing of a firmly underwritten public offering or (iii) upon a sale of the Company.  The purchase price for the units was paid $300,000 in cash at closing with the balance of $600,000 satisfied through delivery of promissory notes.  The unpaid principal amount under each promissory note bore interest at the rate of 4.84% per annum.  The principal amount of the promissory note, together with interest, was paid in full as of December 31, 2007.

On December 26, 2007, we entered into a $700,000 uncollateralized convertible promissory note with Robert M. Snukal, director and chief executive officer. The note bears interest at 6% per annum, is convertible into common stock at $0.07 per share and is payable on December 31, 2008. The note becomes immediately payable upon the consummation of a change of control transaction. In connection with this note, we issued warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.07 per share. The warrants were exercised in March 2008 at which the Company received proceeds of $350,000.  The relative fair value of the warrants amounting to $179,163 was determined at the time of issuance using the Black-Scholes option-pricing model, was recorded as additional paid-in capital, reduced the initial carrying value of the note, and is being amortized to interest expense over the term of the note using the straight-line method. For the year ended December 31, 2008, the Company recognized $176,273 of amortized discount in interest expense. There was no unamortized discount as of December 31, 2008.  The note was outstanding as of December 31, 2008.

During March 2008, the Company completed a private placement of an aggregate of 1,375,000 Units (the “Units”) at a purchase price of $0.08 per Unit, for a total purchase price of $110,000. Each Unit consists of one share of common stock of the Company and one warrant to purchase one-half of a share of common stock of the Company, at an exercise price of $0.08 per share. The warrants are exercisable immediately upon issuance and expire upon the first to occur of (i) seven years following the date of issuance, (ii) the closing of a firmly underwritten public offering or (iii) upon a sale of the Company.  Robert M. Snukal, director and chief executive officer, purchased 750,000 Units for $60,000 paid in cash at closing. Jose Spiwak, a director, purchased 625,000 Units for $20,000 in cash at closing, with the balance thereof satisfied through delivery of a promissory note. The principal amount of the promissory note, together with accrued and unpaid interest thereunder, was paid in full on July 1, 2008.

During May 2008, the Company completed a private placement of an aggregate of 400,000 Units (the “Units”) issued to Robert M. Snukal, director and chief executive officer, at a purchase price of $0.06 per Unit, for a total purchase price of $24,000. Each Unit consists of one share of common stock of the Company and one warrant to purchase one-half of a share of common stock of the Company at an exercise price of $0.06 per share. The warrants are exercisable immediately upon issuance and expire upon the first to occur of (i) seven years following the date of issuance, or (ii) upon a sale of the Company or substantially all of its assets.

On June 30, 2008, the Company issued 875,000 shares of its common stock to Robert M. Snukal, director and chief executive officer, upon the exercise of 250,000 options at $0.07 per share and 625,000 warrants at $0.04 per share. The Company received $42,500 of proceeds.

During June 2008, the Company completed a private placement of an aggregate of 1,250,000 Units (the “Units”) to Robert M. Snukal, director and chief executive officer, at a purchase price of $0.04 per Unit, for a total purchase price of $50,000. Each Unit consists of one share of common stock of the Company and one warrant to purchase one-half of a share of common stock of the Company at an exercise price of $0.04 per share. The warrants are exercisable immediately upon issuance and expire upon the first to occur of (i) seven years following the date of issuance or (ii) upon a sale of the Company or substantially all of its assets.

During August 2008, the Company entered into a $150,000 uncollateralized convertible promissory note with Robert M. Snukal, director and chief executive officer, bearing interest at 6% per annum, payable on December 31, 2008. The note becomes immediately payable upon the consummation of a change of control transaction, which is defined as (i) a reorganization, consolidation or merger (or similar transaction or series of related transactions) of the Company with or into any other entity, or a sale or exchange of outstanding shares, any of which results in the shareholders of the Company immediately prior to the transaction owning less than 50% of the surviving entity of such transaction or transactions, or (ii) a sale of all or substantially all of the assets of the Company. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company’s common stock at a conversion price of $0.12 per share at any time. In connection with this note, the Company issued warrants to purchase 625,000 shares of the Company’s common stock at an exercise price of $0.12 per share.

On October 16, 2008, Robert M. Snukal, director and chief executive officer, purchased 10,000,000 units (the “Units”) of the Company, at a purchase price equal to $0.02 per Unit, for a total purchase price of $200,000. Each Unit consisted of one share of the Company’s common stock and a warrant to purchase one half of one share of the Company’s common stock at an exercise price of $0.02 per share. The warrants are exercisable immediately and expire on the earlier of (i) October 16, 2015 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company by another entity by means of merger or other transaction as a result of which stockholders of the Company immediately prior to such acquisition possess a minority of the voting power of the acquiring entity immediately following such acquisition.

On June 21, 2008, the Company issued options to purchase 1,500,000 shares of common stock to Dr. Rambod in connection with a dispute between Mr. Rambod and the Company that occurred while Mr. Rambod was a consultant for the Company but prior to the time Mr. Rambod joined the Company’s board of directors.  The options became fully vested on August 7, 2008, the date the Company and Mr. Rambod entered into a settlement agreement.  The options have an exercise price of $0.08 per share and expire 10 years from the date of issuance.  In August 2008, Mr. Rambod was elected to the Board of Directors and received an issuance of an additional 1,000,000 options at an exercise price of $0.12 per share, and vest in eight equal semi-annual installments commencing February 8, 2009.

Director Independence

Jose Spiwak qualifies as an independent director under the independence standards of the Nasdaq Stock Market (Rule 4200(a)(15)).

Item 14.  Principal Accounting Fees and Services

The Company paid or accrued fees in each of the fiscal years presented below to its independent public accounting firm, PMB Helin Donovan, LLP (“PMB”), as follows:

	For the Year Ended December 31,
	2008	2007
Audit fees	$-	$32,500
Audit-related fees	$14,858	$25,170
Tax fees	$-	$6,500
All other fees	$-	$-
Total fees	$14,858	$64,170

“Audit-related fees” consisted of fees for the review of financial statements included in the Company’s quarterly reports on Form 10-Q.

“Tax fees” consisted of fees for the preparation of the Company’s 2008 and 2007 federal and state income tax returns.

The Board of Directors is responsible for approving every engagement of our independent registered public accounting firm.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which is presented elsewhere in this document, and is incorporated herein by reference.

NATIONAL QUALITY CARE, INC.
AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(INCLUDING REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS)

Years Ended December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of National Quality Care, Inc.

We have audited the consolidated balance sheet of National Quality Care, Inc. and its wholly-owned subsidiary (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the year ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Quality Care, Inc. and its wholly-subsidiary as of December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations and negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gumbiner Savett, Inc.
Gumbiner Savett, Inc.
Santa Monica, California
December 2, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
National Quality Care, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheet of National Quality Care, Inc. and its wholly-owned subsidiary (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the year ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Quality Care, Inc. as of December 31, 2007, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP
San Francisco, California
March 25, 2008

NATIONAL QUALITY CARE, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

ASSETS
Current assets:
Cash	$116,800	$709,579
Prepaid expenses and other current assets	13,291	45,038
Prepaid expenses and other current assets – discontinued operations	—	31,330
Total current assets	130,091	785,947
Technology rights, net of accumulated amortization of $35,302 in 2008 and $30,442 in 2007	64,698	69,558
Total assets	$194,789	$855,505

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$2,662,622	$1,210,175
Accounts payable and accrued expenses – discontinued operations	—	74,230
Due to stockholder – discontinued operations	—	4,854
Notes payable to related party, including accrued interest of $46,776 and $690 at December 31, 2008 and 2007, respectively, net of discounts of $-0- and $176,273 at December 31, 2008 and 2007, respectively	896,776	524,417
Derivative liability	—	43,750
Total current liabilities	3,559,398	1,857,426
Note payable to consultant	120,000	—
Total liabilities	3,679,398	1,857,426

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.01 par value; authorized - 5,000,000 shares; issued – none	—	—
Common stock, $0.01 par value; authorized - 125,000,000 shares; issued and outstanding – 73,916,252 shares and 54,191,252 shares at December 31, 2008 and 2007, respectively	739,163	541,913
Additional paid-in capital	12,186,413	11,343,306
Stock subscriptions and other receivables from stockholders	—	(49,815)
Accumulated deficit	(16,410,185)	(12,837,325)
Total stockholders’ deficiency	(3,484,609)	(1,001,921)
Total liabilities and stockholders’ deficiency	$194,789	$855,505

See accompanying notes to consolidated financial statements.

NATIONAL QUALITY CARE, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007
Revenues	$—	$—

Operating expenses:
General and administrative, including $28,350 and $150,994 of stock-based compensation costs for the years ended December 31, 2008 and 2007, respectively	3,041,438	3,111,631
Research and development, including $84,279 of stock-based compensation costs for the year ended December 31, 2008	387,894	59,860
Total operating expenses	3,429,332	3,171,491
Loss from continuing operations	(3,429,332)	(3,171,491)
Interest expense	(269,266)	(220,874)
Interest income	—	26,955
Other income	121,011	148,751
Net loss from continuing operations	(3,577,587)	(3,216,659)
Net income (loss) from discontinued operations	4,727	(58,664)
Net loss	$(3,572,860)	$(3,275,323)

Net loss per common share – basic and diluted:
From continuing operations	$(0.06)	$(0.06)
From discontinued operations	0.00	(0.00)
Total net loss per common share	$(0.06)	$(0.06)

Weighted average common shares outstanding – basic and diluted	63,263,520	51,734,816

See accompanying notes to consolidated financial statements.

NATIONAL QUALITY CARE, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Years Ended December 31, 2008 and 2007

	Common Stock		Additional Paid-in	Stock Subscriptions and Other Receivables from	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Stockholders	Deficit	(Deficiency)
Balance at December 31, 2006	48,919,222	$489,192	$9,650,780	$(46,395)	$(9,562,002)	$531,575
Shares issued in private placement	5,756,250	57,563	863,437	(614,000)	—	307,000
Reclassification of derivative liability	—	—	581,250	—	—	581,250
Payments received on stock subscription receivables	—	—	—	610,580	—	610,580
Stock-based compensation costs for directors	—	—	142,724	—	—	142,724
Stock-based compensation costs for consultants	—	—	8,270	—	—	8,270
Shares returned and cancelled in connection with settlement of dispute with consultant	(484,220)	(4,842)	(82,318)	—	—	(87,160)
Fair value of warrants issued in connection with convertible debt	—	—	179,163	—	—	179,163
Net loss	—	—	—	—	(3,275,323)	(3,275,323)
Balance at December 31, 2007	54,191,252	541,913	11,343,306	(49,815)	(12,837,325)	(1,001,921)
Shares issued in private placements	13,650,000	136,500	297,500	(30,000)	—	404,000
Reclassification of derivative liability	—	—	43,750	—	—	43,750
Payments received on stock subscription receivables	—	—	—	36,788	—	36,788
Stock-based compensation costs for directors	—	—	16,664	—	—	16,664
Stock-based compensation costs for consultants	—	—	95,965	—	—	95,965
Exercise of stock options	250,000	2,500	15,000	—	—	17,500
Exercise of stock warrants	5,825,000	58,250	328,750	—	—	387,000
Fair value of warrants issued in connection with convertible debt	—	—	45,478	—	—	45,478
Write-off of other receivable from stockholder	—	—	—	43,027	—	43,027
Net loss	—	—	—	—	(3,572,860)	(3,572,860)
Balance at December 31, 2008	73,916,252	$739,163	$12,186,413	$—	$(16,410,185)	$(3,484,609)

See accompanying notes to consolidated financial statements.

NATIONAL QUALITY CARE, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Continuing operations:
Net loss from continuing operations	$(3,577,587)	$(3,216,659)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Amortization of technology rights	4,860	4,860
Amortization of discount on notes payable	221,751	184,431
Stock-based compensation costs	112,629	150,994
Amortization of prepaid interest	—	13,050
Legal settlement satisfied by return of common stock	—	(87,160)
Forgiveness of payables	(114,017)	—
Note payable issued for services rendered	120,000	—
Changes in operating assets and liabilities:
Decrease in -
Prepaid expenses and other current assets	31,747	378
Increase in -
Accounts payable and accrued expenses	1,565,774	822,541
Accrued interest due to related party	46,776	690
Net cash used in continuing operating activities	(1,588,067)	(2,126,875)
Discontinued operations:
Net income (loss) from discontinued operations	4,727	(58,664)
Adjustments to reconcile income (loss) from discontinued operations to net cash provided by discontinued operating activities:
Write-off of other receivables, including $63,170 from related party	74,357	—
Forgiveness of payables, including $33,304 to related party	(79,084)	—
Changes in discontinued operating assets and liabilities:
Decrease in -
Accounts receivable	—	14,715
Prepaid expenses and other current assets	—	107,189
Decrease in -
Accounts payable and accrued expenses	—	(26,528)
Net cash provided by discontinued operating activities	—	36,712
Net cash used in operating activities	(1,588,067)	(2,090,163)

Cash flows from financing activities:
Proceeds from issuance of common stock	404,000	307,000
Payments received on stock subscription receivables	36,788	610,580
Proceeds from exercise of stock options	17,500	—
Proceeds from exercise of stock warrants	387,000	—
Proceeds from issuance of convertible notes payable to related party	150,000	700,000
Repayment of long-term borrowings	—	(547,633)
Repayment of advances from stockholders – discontinued operations	—	(1,112)
Net cash provided by financing activities	995,288	1,068,835

Net decrease in cash	(592,779)	(1,021,328)
Cash balance at beginning of year	709,579	1,730,907
Cash balance at end of year	$116,800	$709,579

(Continued)

NATIONAL QUALITY CARE, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Years Ended December 31,
	2008	2007

Cash paid for -
Interest	$214	$69,442
Income taxes	$1,600	$4,800

Non-cash financing activities:
Derivative liability reclassified to additional paid-in capital	$43,750	$581,250
Discount recorded for issuance of warrants in connection with a convertible notes payable to related party	$45,478	$179,163
Common stock issued for stock subscription receivables	$30,000	$614,000

See accompanying notes to consolidated financial statements.

NATIONAL QUALITY CARE, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008 and 2007

1. Organization and Business Operations

Organization and Nature of Business

National Quality Care, Inc. (“NQCI”), a publicly-traded Delaware corporation, was incorporated on January 1, 1996. Prior to May 31, 2006, NCQI, through its wholly-owned subsidiary, Los Angeles Community Dialysis, Inc. (“LACDI”), operated a dialysis clinic located in Los Angeles, California. Additionally, prior to June 15, 2006, LACDI provided dialysis services for patients suffering from acute kidney failure through a visiting nursing program contracted to several Los Angeles County hospitals (see Note 10). Prior to March 19, 2010, NQCI was also a research and development company in the business of developing a wearable artificial kidney for dialysis and other medical applications. On that date, NQCI consummated a sale of its technology rights with respect to its developing wearable artificial kidney (see Note 12). Subsequent to March 19, 2010, NQCI has had no operations other than the maintenance of its corporate shell. Unless the context indicates otherwise, NQCI and LACDI are hereinafter referred to as the “Company”.

The Company’s common stock is presently traded on the OTC Market (also referred to as the “Pink Sheets”) under the symbol “NQCI.PK”.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Prior to June 15, 2006, the Company provided dialysis services for patients suffering from acute kidney failure through a clinic located in Los Angeles, California, and through a visiting nursing program contracted to several Los Angeles County hospitals. The assets of both the clinic and the nursing program were sold to third parties (see Note 10), and as a result such activities were accounted for as discontinued operations in the Company’s consolidated financial statements. Prior to March 19, 2010, the Company was also a research and development company in the business of developing a wearable artificial kidney for dialysis and other medical applications. On that date, the Company consummated a sale of its technology rights with respect to its developing wearable artificial kidney (see Note 12). Since June 15, 2006, the Company has not generated any revenues from operations, and does not expect to do so in the foreseeable future.

For the past several years, the Company has experienced net operating losses and negative operating cash flows. As of December 31, 2008, the Company had an accumulated deficit of $16,410,185, a working capital deficiency of $3,429,307, and its total liabilities exceeded its total assets by $3,484,609. Such deficiencies indicate the Company will not be able to meet its current obligations as they come due. In recent years, the Company has financed its working capital requirements through loans and the recurring sale of its securities to related parties, which the Company cannot be assured of obtaining in the future. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2008 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional debt or equity capital and to acquire sufficient operating capital through the sale of assets, development of business activities, or otherwise. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of NQCI and its wholly-owned subsidiary, LACDI. All intercompany balances and transactions have been eliminated in consolidation.

Cash Concentrations

The Company’s cash balances may periodically exceed federally insured limits. The Company has not experienced a loss in such accounts to date. The Company maintains its accounts with financial institutions with high credit ratings.

Derivative Liabilities

The Company has issued common stock with detachable warrants under a private placement offering. In 2005 and 2006, certain common stock and warrants sold by the Company granted the holders mandatory registration rights which were contained in the terms governing the private placement offering. The mandatory rights provision results in share settlement which is not controlled by the Company. Accordingly, they qualify as derivative instruments. At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity.

Convertible Instruments

The Company issued convertible debt with non-detachable conversion features and detachable warrants. The non-detachable conversion feature and detachable warrants are recorded as a discount to the related debt either as additional paid-in capital or a derivative liability, depending on the guidance, using the intrinsic value method or relative fair value method, respectively. The debt discount associated with the warrants and embedded beneficial conversion feature, if any, is amortized to interest expense over the life of the debenture or upon earlier conversion of the debenture using either the effective yield method or the straight-line method, as appropriate.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

For federal income tax purposes, net operating losses can be carried forward for a period of 20 years until they are either utilized or until they expire.

On January 1, 2007, the Company adopted new accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The new accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The adoption of the new accounting rules did not have any effect on the Company’s financial statements. As of December 31, 2008, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2008 and thereafter.  The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to officers, directors and consultants for services rendered.  Options vest and expire according to terms established at the grant date. The Company accounts for share-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense in the Company’s financial statements over the vesting period of the awards. The Company accounts for share-based payments to consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Impairment of Long-lived Assets

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

Earnings Per Share

The Company’s computation of earnings per share (“EPS”) includes basic and diluted EPS.  Basic EPS is measured as the income (loss) available to common shareholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., warrants and options) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share is the same for all periods presented because all warrants and stock options outstanding are anti-dilutive.

At December 31, 2008 and 2007, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	2008	2007

Warrants	10,090,625	8,778,125
Stock options	7,570,000	5,420,000
Convertible notes payable	11,894,598	10,009,857
Total	29,555,223	24,207,982

Fair Value of Financial Instruments

The carrying amounts of cash, prepaid expenses and other current assets, accounts payable and accrued expenses and due to stockholder approximate their respective fair values due to the short-term nature of these items. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The Company evaluates its estimates on an on-going basis, including those related to valuation of derivative instruments, valuation of warrants and options, analysis of deferred taxes and provision for income taxes, contingencies and litigation.

Segment Information

The Company operates in one segment, the development of a wearable artificial kidney. Prior to the discontinued operations discussed in Note 10, the Company’s reportable operating segments included dialysis services and development of a wearable artificial kidney.

Technology Rights

Technology rights for a wearable artificial kidney are being amortized over an estimated useful life of approximately 20 years. Amortization is included in research and development expense and amounted to $4,860 for the years ended December 31, 2008 and 2007. On December 14, 2009, the Company entered into an Asset Purchase Agreement for the sale of these rights, which was consummated on March 19, 2010 (see Note 12).

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company's financial statement presentation or disclosures.

Reclassifications

Certain items in the 2007 consolidated financial statements have been reclassified to conform to the current year’s presentation.

3.  Notes Payable

Note Payable to Consultant

The Company was party to a contract dispute with a consultant claiming additional compensation relating to an agreement dated January 6, 2002, as amended. In August 2008, the Company and consultant reached an agreement whereby the Company executed and delivered a promissory note in the amount of $120,000, bearing interest at 2.54% per annum, and payable on August 7, 2010. In connection therewith, the Company and the consultant entered into a mutual general release agreement. As a result, compensation in the amount of $120,000 was charged to operations as research and development expense in August 2008. Additionally, on June 21, 2008, the Company granted the consultant options to purchase 1,500,000 shares of the Company’s common stock (see Note 9). In August 2008, the consultant was elected as a Director of the Company and was also appointed to serve as the Company’s Chief Scientific Officer. In connection with such election and appointment, the consultant received an additional 1,000,000 options to purchase shares of common stock. In March 2010, the note principal and related accrued interest were paid.

Note Payable to Related Party

On December 26, 2007, the Company entered into a $700,000 uncollateralized convertible promissory note agreement with Robert M. Snukal, a director and chief executive officer, bearing interest at 6% per annum, and payable on December 31, 2008. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could be converted into shares of the Company’s common stock at a conversion price of $0.07 per share, which was the approximate closing price of the Company’s common stock on or about the date of the note. In connection with this note, the Company issued warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.07 per share. The warrants were exercised in March 2008. The relative fair value of the warrants at the time of issuance was determined to be $179,163, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method. For the years ended December 31, 2008 and 2007, the Company recorded interest expense of $176,273 and $2,890, respectively, relative to the amortized discount. The unamortized discount was $176,273 as of December 31, 2007. The discount was fully amortized as of December 31, 2008.

On August 12, 2008, the Company entered into a $150,000 uncollateralized convertible promissory note agreement with Robert M. Snukal, a director and chief executive officer, bearing interest at 6% per annum, payable on December 31, 2008. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could be converted into shares of the Company’s common stock at a conversion price of $0.12 per share, which was the approximate closing price of the Company’s common stock on or about the date of the note. In connection with this note, the Company issued warrants to purchase 625,000 shares of the Company’s common stock at an exercise price of $0.12 per share. The relative fair value of the warrants at the time of issuance was determined to be $45,478, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method. For the year ended December 31, 2008, the Company recorded interest expense of $45,478 relative to the amortized discount. The discount was fully amortized as of December 31, 2008.

Subsequent to year-end, on May 13, 2009, the $700,000 promissory note payable to related party and the $150,000 promissory note payable to related party, plus accrued interest of $64,611, were rolled-over into a new uncollateralized non-convertible promissory note in the amount of $914,611, due on May 13, 2010, with interest at 6% per annum. In connection with this note, the Company issued warrants to purchase 16,937,240 shares of the Company’s common stock at an exercise price of $0.027 per share, which was the approximate closing price of the Company’s common stock on or about the date of the note. The warrants expire on the earlier of (i) May 13, 2016 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $377,667, using the Black-Scholes option-pricing model, and was recorded as discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method. In March 2010, the $914,611 note, with accrued interest of $42,424, was paid in full.

Subsequent to year-end, on April 21, 2009, the Company entered into a $20,000 uncollateralized convertible promissory note agreement Robert M. Snukal, a director and chief executive officer, bearing interest at 6% per annum, and payable on August 31, 2009. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could be converted into shares of the Company’s common stock at a conversion price of $0.03 per share, which was the approximate closing price of the Company’s common stock on the date of the note, at any time. In connection with this note, the Company issued warrants to purchase 333,333 shares of the Company’s common stock at an exercise price of $0.03 per share. The warrants expire on the earlier of (i) April 21, 2016 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $8,312, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method. On April 28, 2009, the $20,000 note was paid in full.

Subsequent to year-end, on October 18, 2009, the Company entered into a $200,000 uncollateralized convertible promissory note agreement with Robert M. Snukal, a director and chief executive officer, bearing interest at 6% per annum, and payable on April 30, 2010. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could be converted into shares of the Company’s common stock at a conversion price of $0.022 per share, which was the approximate closing price of the Company’s common stock on or about the date of the note, at any time. In connection with this note, the Company issued warrants to purchase 4,545,455 shares of the Company’s common stock at an exercise price of $0.022 per share. The warrants expire on the earlier of (i) October 18, 2016 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $83,597, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method. In March 2010, the $200,000 note, with accrued interest of $4,077, was paid in full.

On April 25, 2006, the Company entered into a $600,000 uncollateralized convertible promissory note with a director, bearing interest at 8% per annum, payable on April 25, 2007. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon may be converted into shares of the Company’s common stock at a conversion price of $0.32 per share at any time. The Company evaluated the convertible debenture in accordance with EITF No.s 98-5 and 00-27, and it was determined that the embedded conversion option within the debenture is beneficial to the holder because the conversion price of $0.32 per share was lower than the market price on the commitment date. The intrinsic value of the conversion option was calculated to be $581,250 and has been recognized as a reduction to the carrying amount of the debenture and as additional paid-in capital. This reduction to the carrying amount of the debenture, or discount, was amortized to interest expense on the straight-line method over the term of the convertible promissory note. For the year ended December 31, 2007, the Company recognized $181,541 of amortized discount in interest expense. The Company repaid this loan during April 2007.

During the years ended December 21, 2008 and 2007, the Company recorded total interest expense of $221,751 and $184,431, respectively, relative to the amortization of discounts.

4. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 2008 and 2007 are summarized below.

	December 31,
	2008	2007
Net operating loss carryforwards	$6,256,000	$5,923,000
Share-based compensation	676,000	634,000
Amortization of intangible assets	49,000	71,000
Accrued interest to related party	18,000	—
Accrued unpaid professional fees	1,003,000	—
Other	2,000	2,000
Total deferred tax assets	8,004,000	6,630,000
Valuation allowance	(8,004,000)	(6,630,000)
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2008 and 2007, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2008 and 2007 due to the losses incurred during such periods. Presented below is a reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2008 and 2007.

	Years Ended December 31,
	2008	2007

U. S. federal statutory tax rate	(34.0)%	(34.0)%
State income tax, net of federal tax	(5.8)%	(5.8)%
Change in valuation allowance	38.4%	49.6%
Other	1.4%	(9.8)%
Effective tax rate	0.0%	0.0%

At December 31, 2008, the Company had available net operating loss carryforwards for federal income tax purposes of approximately $16,700,000, which, if not utilized earlier, expire through 2028.

5.  Common Stock and Preferred Stock

The Company’s Certificate of Incorporation provides for authorized capital of 130,000,000 shares, of which 125,000,000 shares consist of common stock with a par value of $0.01 per share and 5,000,000 shares consist of preferred stock with a par value of $0.01 per share.

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Private Placements

On June 22, 2007, the Company completed a private placement of an aggregate of 5,756,250 units at a purchase price of $0.16 per unit, for a total purchase price of $921,000. Each unit consisted of one share of common stock of the Company and one warrant to purchase one-half of a share of common stock of the Company at an exercise price of $0.16 per share. The warrants were exercisable immediately upon issuance and expire upon the first to occur of (i) seven years following the date of issuance, (ii) the closing of a firmly underwritten public offering or (iii) upon a sale of the Company. The purchase price for the units was paid $307,000 in cash at closing with the balance of $614,000 satisfied through delivery of promissory notes. One-half of the principal amounts of each such promissory note, together with accrued and unpaid interest there-under, was due and payable September 22, 2007, and the remaining principal balance, together with accrued and unpaid interest, was due and payable on December 22, 2007. The unpaid principal amount under each promissory note bore interest at the rate of 4.84% per annum. As of December 31, 2007, these notes receivable from stockholders amounted to $6,500 and were presented as stock subscription receivables, an offset to stockholders’ equity, on the consolidated balance sheet. These notes receivable were paid during the first quarter of 2008. The purchasers of the units were: Robert M. Snukal, a director and chief executive officer, 5,625,000 units; Jose Spiwak, director, 37,500 units; The Leonardo Berezovsky Charitable Trust, 46,875 units; and The Karen and Sonia Berezovsky Charitable Trust, 46,875 units. Leonardo Berezovsky is the chief financial officer and a director of the Company and trustee of The Leonardo Berezovsky Charitable Trust and The Karen and Sonia Berezovsky Charitable Trust.

During March 2008, the Company completed a private placement of an aggregate of 1,375,000 units at a purchase price of $0.08 per unit, for a total purchase price of $110,000. Each unit consisted of one share of common stock of the Company and one warrant to purchase one-half of a share of common stock of the Company at an exercise price of $0.08 per share. The warrants were exercisable immediately upon issuance and expire upon the first to occur of (i) seven years following the date of issuance, (ii) the closing of a firmly underwritten public offering or (iii) upon a sale of the Company. The purchase price for the units was paid $80,000 in cash at closing, with the balance of $30,000 satisfied through delivery of a promissory note. The principal amount of the promissory note, together with accrued and unpaid interest, was due and payable in three equal installments of $10,000 due April 30, 2008, May 30, 2008, and June 30, 2008. The unpaid principal amount under the promissory note bore interest at the rate of 1.85% per annum and was paid in full on July 1, 2008. The purchasers of the units were: Robert M. Snukal, a director and chief executive officer, 750,000 Units; and Jose Spiwak, director, 625,000 Units.

During May 2008, the Company completed a private placement of an aggregate of 400,000 units at a purchase price of $0.06 per unit, for a total cash purchase price of $24,000. Each unit consists of one share of common stock of the Company and one warrant to purchase one-half of a share of common stock of the Company at an exercise price of $0.06 per share. The warrants were exercisable immediately upon issuance and expire upon the first to occur of (i) seven years following the date of issuance or (ii) upon a sale of the Company or substantially all of its assets. The purchaser of the units was Robert M. Snukal, a director and chief executive officer.

During June 2008, the Company completed a private placement of an aggregate of 1,250,000 units at a purchase price of $0.04 per unit, for a total cash purchase price of $50,000. Each unit consists of one share of common stock of the Company and one warrant to purchase one-half of a share of common stock of the Company at an exercise price of $0.04 per share. The warrants were exercisable immediately upon issuance and expire upon the first to occur of (i) seven years following the date of issuance or (ii) upon a sale of the Company or substantially all of its assets. The purchaser of the units was Robert M.Snukal, a director and chief executive officer.

During July 2008, the Company completed a private placement to an existing shareholder of an aggregate of 625,000 shares of common stock at a purchase price of $0.08 per share, for a total cash purchase price of $50,000.

On October 16, 2008, the Company completed a private placement of an aggregate of 10,000,000 units at a purchase price of $0.02 per unit, for a total purchase price of $200,000. Each unit consists of one share of common stock of the Company and one warrant to purchase one-half of a share of common stock of the Company at an exercise price of $0.02 per share. The warrants were exercisable immediately upon issuance and expire upon the first to occur of (i) seven years following the date of issuance, (ii) the closing of a firmly underwritten public offering or (iii) upon a sale of the Company. The purchase price for the units was paid in cash at the closing. The purchaser of the units was Robert M.  Snukal, a director and chief executive officer.

Exercise of Options and Warrants

During March 2008, the Company issued 5,000,000 shares of its common stock to Robert M. Snukal, a director and chief executive officer, upon the exercise of warrants at $0.07 per share. The Company received $350,000 of proceeds.

On June 30, 2008, the Company issued 875,000 shares of its common stock to Robert M. Snukal, a director and chief executive officer, upon the exercise of 250,000 options at $0.07 per share and 625,000 warrants at $0.04 per share. Proceeds received by the Company were $17,500 and $25,000, respectively, for a total of $42,500.

In August 2008, the Company issued 200,000 shares of its common stock to Jeff Croucier upon the exercise of warrants at $0.06 per share. The Company received $12,000 of proceeds.

Cancellation of Common Shares

During 2007, the Company settled a dispute with a consultant whereby the consultant satisfied the terms of the settlement by returning 484,220 shares of the Company’s common stock with a fair market value of $87,160 on the date of the settlement.

6.  Related Party Transactions

Stock Subscriptions and Other Receivables from Stockholders

As of December 31, 2007, the Company was owed $43,027 from an entity controlled by a shareholder of the Company. This note receivable is presented in the accompanying balance sheet as an offset to shareholders’ equity. Interest accrued on this note receivable was $832 for the year ended December 31, 2007.  During the year ended December 31, 2008, this note, including accrued interest of $832, was written-off.

As of December 31, 2007, the Company was owed $6,788, including accrued interest of $288, from three stockholders and directors who subscribed to units of the Company’s securities in connection with its June 22, 2007 private placement. These stock subscription receivables, including accrued interest, were paid in 2008.

Total interest accrued on stock subscription receivables during the years ended December 31, 2008 and 2007 was $18 and $11,489, respectively. As of December 31, 2008, there were no stock subscription receivables.

Discontinued Operations

As of December 31, 2007, the Company owed $4,854 to one of its stockholders, which was due on demand. This amount was written-off in 2008. Additionally, during 2008, the Company’s CEO forgave accrued interest payable to him in the amount of $28,450, and the Company also wrote-off a receivable due from an entity in which one of the Company’s shareholders was also a majority shareholder.

7.  Derivative Liability

The Company has issued common stock with detachable warrants under private placement offerings. In 2005 and 2006, certain common stock and warrants sold by the Company granted the holders mandatory registration rights which were contained in the terms governing the private placement offerings. The mandatory rights provision results in share settlement not being controlled by the Company. Accordingly, the shares of common stock and warrants qualify as derivative instruments. At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity.

As of December 31, 2007, the derivative liability was $43,750 representing an aggregate amount of proceeds received from the issuance of common stock under private placement offerings. Of that amount, $18,750 related to the issuance of common stock under a private placement during the three months ending March 31, 2006 at date of issuance, and $25,000 related to the issuance of common stock under similar terms as the private placement during the three months ending June 30, 2006 at date of issuance. During 2007, the Company began reclassification of the derivative liability to equity as the underlying mandatory registration rights for each purchase expired on the date on which the shares may be resold pursuant to an exemption under Rule 144(k) promulgated under the Securities Act. In accordance with Rule 144(k), holders may resell their shares beginning two years after purchase regardless of whether a registration statement has been filed. During the years ended December 31, 2008 and 2007, the Company reclassified $43,750 and $581,250, respectively, from derivative liability to additional paid-in capital. There was no derivative liability at December 31, 2008.

The authoritative guidance with respect to fair value established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels, and requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, as presented below. Disclosure as to transfers in and out of Levels 1 and 2, and activity in Level 3 fair value measurements, is also required.

Level 1:  quoted prices (unadjusted) in active markets for an identical asset or liability that the Company has the ability to access as of the measurement date.  Financial assets and liabilities utilizing Level 1 inputs include active-exchange traded securities and exchange-based derivatives.

Level 2:  inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.  Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange based derivatives, mutual funds, and fair-value hedges.

Level 3:  unobservable inputs for the asset or liability are only used when there is little, if any, market activity for the asset or liability at the measurement date.  Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

The Company determines the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities at each reporting period end.

The derivative liability, as described above, is the only financial instrument that is measured and recorded at fair value on the Company’s balance sheets on a recurring basis.  The following table presents the derivative liability at their level within the fair value hierarchy during the years ended December 31, 2008 and 2007, as well as a reconciliation of the changes to the beginning and ending balances of such financial instruments during such period.

	Fair Value
	Level 1	Level 2	Level 3	Total
Balance, December 31, 2006	$—	$625,000	$—	$625,000
Reclassified to additional paid-in capital	—	(581,250)	—	(581,250)
Balance, December 31, 2007	—	43,750	—	43,750
Reclassified to additional paid-in capital	—	(43,750)	—	(43,750)
Balance, December 31, 2008	$—	$—	$—	$—

8.  Stock Options and Warrants

Stock Options

A summary of the Company’s stock option activity and related information for the years ended December 31, 2008 and 2007 is as follows:

	2008		2007
		Weighted Average		Weighted Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding — beginning of year	5,420,000	$0.51	5,150,000	$0.56
Granted	2,600,000	$0.10	990,000	$0.24
Exercised	(250,000)	$0.07	—	$—
Forfeited	(200,000)	$0.20	(470,000)	$0.08
Expired	—	$—	(250,000)	1.25

Outstanding — end of year	7,570,000	$0.39	5,420,000	$0.51

The following table summarizes the number of option shares, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding options and total exercisable options as of December 31, 2008:

	Total Outstanding			Total Exercisable
	Number	Weighted Average		Number	Weighted Average
Price Range	of Shares	Exercise Price	Life (Years)	of Shares	Exercise Price	Life (Years)
$0.07 - $0.35	3,590,000	$0.13	9.11	2,515,000	$0.14	8.89
$0.36 - $0.99	3,980,000	$0.63	7.30	3,967,500	$0.63	7.29

	7,570,000	$0.39	8.16	6,482,500	$0.44	7.91

See Note 9 for a description of the Company’s share-based compensation including the stock option activity during the years ended December 31, 2008 and 2007.

Stock Warrants

A summary of the Company’s stock warrant activity and related information for the years ended December 31, 2008 and 2007 is as follows:

	2008		2007
		Weighted Average		Weighted Average
	Warrant	Exercise Price	Warrant	Exercise Price
Outstanding — beginning of year	8,778,125	$0.12	1,420,834	$0.65
Granted	7,137,500	$0.04	7,878,125	$0.10
Exercised	(5,825,000)	$0.07	—	$—
Expired	—	$—	(520,834)	$1.25

Outstanding — end of year	10,090,625	$0.10	8,778,125	$0.12

The following table summarizes the number of warrants, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding warrants and total exercisable warrants as of December 31, 2008:

	Total Outstanding			Total Exercisable
	Number	Weighted Average		Number	Weighted Average
Price Range	of Shares	Exercise Price	Life (Years)	of Shares	Exercise Price	Life (Years)
$0.02 - $0.35	9,940,625	$0.08	6.07	9,940,625	$0.08	6.07
$0.36 - $0.99	100,000	$0.60	2.04	100,000	$0.60	2.04
$1.00 - $1.25	50,000	$1.25	2.04	50,000	$1.25	2.04

	10,090,625	$0.10	6.01	10,090,625	$0.10	6.01

During March 2008, the Company completed a private placement of an aggregate of 1,375,000 units at a purchase price of $0.08 per unit, for a total purchase price of $110,000. Each unit consisted of one share of common stock of the Company and one warrant to purchase one-half of a share of common stock of the Company, a total of 687,500 warrants, at an exercise price of $0.08 per share. The warrants were exercisable immediately upon issuance and expire upon the first to occur of (i) seven years following the date of issuance, (ii) the closing of a firmly underwritten public offering or (iii) upon a sale of the Company.

During May 2008, the Company completed a private placement of an aggregate of 400,000 units at a purchase price of $0.06 per unit, for a total cash purchase price of $24,000. Each unit consisted of one share of common stock of the Company and one warrant to purchase one-half of a share of common stock of the Company, a total of 200,000 warrants, at an exercise price of $0.06 per share. The warrants were exercisable immediately upon issuance and expire upon the first to occur of (i) seven years following the date of issuance or (ii) upon a sale of the Company or substantially all of its assets.

During June 2008, the Company completed a private placement of an aggregate of 1,250,000 units at a purchase price of $0.04 per unit, for a total cash purchase price of $50,000. Each unit consisted of one share of common stock of the Company and one warrant to purchase one-half of a share of common stock of the Company, a total of 625,000 warrants, at an exercise price of $0.04 per share. The warrants were exercisable immediately upon issuance and expire upon the first to occur of (i) seven years following the date of issuance or (ii) upon a sale of the Company or substantially all of its assets.

On August 12, 2008, the Company entered into a $150,000 uncollateralized convertible promissory note agreement with Robert M. Snukal, a director and chief executive officer, bearing interest at 6% per annum, payable on December 31, 2008. In connection with this note, the Company issued warrants to purchase 625,000 shares of the Company’s common stock at an exercise price of $0.12 per share. The relative fair value of the warrants at the time of issuance was determined to be $45,478, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method.

On October 16, 2008, the Company completed a private placement of an aggregate of 10,000,000 units at a purchase price of $0.02 per unit, for a total purchase price of $200,000. Each unit consisted of one share of common stock of the Company and one warrant to purchase one-half of a share of common stock of the Company, a total of 5,000,000 warrants, at an exercise price of $0.02 per share. The warrants were exercisable immediately upon issuance and expire upon the first to occur of (i) seven years following the date of issuance, (ii) the closing of a firmly underwritten public offering or (iii) upon a sale of the Company.

On June 22, 2007, the Company completed a private placement of an aggregate of 5,756,250 units at a purchase price of $0.16 per unit, for a total purchase price of $921,000. Each unit consisted of one share of common stock of the company and one warrant to purchase one-half of a share of common stock of the Company, a total of 2,878,125 warrants, at an exercise price of $0.16 per share. The warrants were exercisable immediately upon issuance and expire upon the first to occur of (i) seven years following the date of issuance, (ii) the closing of a firmly underwritten public offering or (iii) upon a sale of the Company.

On December 26, 2007, the Company entered into a $700,000 uncollateralized convertible promissory note agreement with Robert M. Snukal, a director and chief executive officer, bearing interest at 6% per annum, payable on December 31, 2008. In connection with this note, the Company issued warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.07 per share. The warrants were exercised in March 2008. The relative fair value of the warrants at the time of issuance was determined to be $179,163, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method.

9.  Share-Based Compensation

As of December 31, 2008, the Company had adopted three stock option plans for the benefit of officers, directors, employees, independent contractors and consultants of the Company. These plans include: (i) the 1998 Stock Option Plan, (ii) the 1996 Stock Option Plan, and (iii) the 1996 Employee Compensatory Stock Option Plan. The 1998 Stock Option Plan was terminated with respect to future grants on April 8, 2008, the 1996 Stock Option Plan was terminated with respect to future grants on May 11, 2006 and the 1996 Employee Compensatory Stock Option Plan was terminated with respect to future grants on February 7, 2000. In addition to these plans, from time to time, the Company grants various other stock options and warrants directly to certain parties. The Company grants all such awards as incentive compensation to officers, directors, and employees, and as compensation for the services of independent contractors and consultants of the Company.

The fair value of each option and warrant awarded is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options and warrants. The expected dividend yield assumption is based on the Company’s expectation of dividend payouts. Expected volatilities are based on historical volatility of the Company’s stock. The average risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. Expected life of the options and warrants is the average of the vesting term and the full contractual term of the options and warrants.

For the years ended December 31, 2008 and 2007, the Black-Scholes option-pricing model has utilized the following assumptions.

	2008	2007
Expected dividend yield	0.00%	0.00%
Expected volatility	87.34% to 87.82%	72% to 74%
Average risk-free interest rate	3.21% to 3.7%	4.58% to 4.8%
Expected life (in years)	5 to 5.75	5.3 to 5.8

On August 8, 2008, the Company issued options to purchase 1,000,000 shares of common stock to a director pursuant to the 1998 Stock Option Plan. The options vest in eight equal semi-annual installments commencing on February 8, 2009 and continuing on each August 8 and February 8 thereafter until the becoming fully vested on the fourth anniversary of the date of grant, and expire in ten years. The fair value of these options on the date of grant was $83,621 and will be charged to operations on a straight-line basis over the requisite service period. The Company recorded consultant compensation expense of $10,414 relating to these options during the year ended December 31, 2008.

On June 21, 2008, the Company issued options to purchase 100,000 shares of common stock to a consultant. The options vest over two years, have an exercise price of $0.08 per share, and expire in ten years. The fair value of these options on the date of grant was to $5,901 and is being charged to operations on a straight-line basis over the requisite service period. The Company recorded consultant compensation expense of $1,476 relating to these options during the year ended December 31, 2008.

On June 21, 2008, the Company issued options to purchase 1,500,000 shares of common stock to a consultant, in connection with the settlement of a dispute. The options became fully vested on August 7, 2008, the date on which the Company and the consultant entered into a settlement and release with respect to the dispute. The options have an exercise price of $0.08 per share, and expire in ten years. The fair value of these options on the date of grant was $84,279 and was charged to operations in 2008. In August 2008, the consultant was also elected as a Director of the Company and appointed to serve as the Company’s Chief Scientific Officer.

On August 9, 2007, the Company issued options to purchase 30,000 shares of common stock to a consultant pursuant to the 1998 Stock Option Plan. The options vested over one year, have an exercise price of $0.12 per share, and expire in ten years. The fair value of these options on the date of grant was $2,359 and has been charged to operations on a straight-line basis over the requisite service period. The Company recorded consultant compensation expense of $1,376 and $983 relating to these options during the years ended December 31, 2008 and 2007, respectively.

On August 9, 2007, the Company issued options to purchase 60,000 shares of common stock to a consultant pursuant to the 1998 Stock Option Plan. The options vested over one year, have an exercise price of $0.12 per share, and expire in ten years. The fair value of these options on the date of grant was $4,719 and has been charged to operations on a straight-line basis over the requisite service period. The Company recorded consultant compensation expense of $2,752 and $1,967 relating to these options during the years ended December 31, 2008 and 2007, respectively.

On May 3, 2007, the Company issued options to purchase 850,000 shares of common stock to the directors and executive officers pursuant to the 1998 Stock Option Plan. The options vested 41.67% on the date of grant and the remainder vested in seven equal monthly installments commencing June 1, 2007, have an exercise price of $0.25 per share, and expire in ten years. The fair value of these options on the date of grant was $136,473 and has been charged to operations, 41.67% on the date of grant and the remainder on a straight-line basis over the requisite service period. The Company recorded director and executive compensation expense of $136,473 relating to these options during the year ended December 31, 2007.

On February 12, 2007, the Company issued options to purchase 50,000 shares of common stock to a consultant pursuant to the 1998 Stock Option Plan. The options vest over two years, have an exercise price of $0.36 per share, and expire in ten years. The fair value of these options on the date of grant was $12,163 and is being charged to operations on a straight-line basis over the requisite service period. The Company recorded consultant compensation expense of $6,082 and $5,320 relating to these options during the years ended December 31, 2008 and 2007, respectively.

On February 12, 2003, the Company issued options to purchase 250,000 shares of common stock to a director and chief executive officer. The options vest over four years, have an exercise price of $0.07 per share, and expire five years after becoming exerciseable. The fair value of these options on the date of grant was $31,250 and is being charged to operations on a straight-line basis over the requisite service period. The Company recorded director and executive compensation expense of $6,250 and $6,251 relating to these options during the years ended December 31, 2008 and 2007, respectively.

During the years ended December 31, 2008 and 2007, a total of $112,629 and $150,994, including $16,664 and $142,724 to directors, respectively, was charged to operations for share-based compensation costs relating to options and warrants.

As of December 31, 2008, there was approximately $78,355 of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over the ensuing 43 months.

There were no unexercised in-the-money stock options and warrants at December 31, 2008. Accordingly, they had no intrinsic value on that date, based on a fair market value of $0.02 per share on December 31, 2008. The intrinsic value of exercisable but unexercised in-the-money stock options and warrants at December 31, 2007 was $156,000, based on a fair market value of $0.10 per share on December 31, 2007.

10.  Discontinued Operations – Dialysis Clinic

On May 31, 2006, LACDI completed the sale of substantially all of its assets used in the chronic care dialysis clinic to Kidney Dialysis Center of West Los Angeles, LLC. On June 15, 2006, LACDI completed the sale of its acute care dialysis unit to stockholders Dr. Victor Gura and Dr. Ronald Lang. The decision to sell the dialysis units was based on the determination that it would be in the best interest of the Company to focus principally on completion of the development and eventual commercial marketing of the wearable artificial kidney for dialysis and other medical applications. As a result of the sale of LACDI’s assets, the Company has accounted for the business of LACDI as a discontinued operation for all periods presented. At December 31, 2008, the Company no longer had any balances related to its discontinued operations.

11.  Commitments and Contingencies

Arbitration Proceeding with Xcorporeal

On September 1, 2006, the Company entered into a merger agreement (the “Merger Agreement”) with Xcorporeal, Inc. (“Xcorporeal”) which contemplated that either (i) the Company would enter into a triangular merger in which the Company would become a wholly-owned subsidiary of Xcorporeal, or (ii) Xcorporeal would issue to the Company shares of its common stock in consideration of the assignment of the technology relating to the Company’s wearable artificial kidney and other medical devices (collectively sometimes referred to as the “Technology Transactions”). In connection with the Merger Agreement, also on September 1, 2006, the Company entered into a license agreement (the “License Agreement”) with Xcorporeal granting an exclusive license for ninety-nine years (or until the expiration of the Company’s proprietary rights in the technology, if earlier), to all technology relating to the Company’s wearable artificial kidney and other medical devices for a minimum royalty of $250,000.

Following execution of the Merger Agreement and the License Agreement, the parties attempted to close the transactions contemplated by the Merger Agreement, but disputes arose regarding satisfaction of the conditions to closing and with respect to certain provisions of the Merger Agreement. In addition, a dispute arose as to whether the License Agreement would survive a failure to consummate either of the two transactions contemplated by the Merger Agreement.

Effective as of December 29, 2006, the Company terminated the Merger Agreement and License Agreement and all transactions contemplated thereby due to Xcorporeal’s continuing, uncured and incurable breaches of the Merger Agreement, the License Agreement and certain related matters. Xcorporeal did not dispute the termination of the Merger Agreement, but had disputed the Company’s termination of the License Agreement, which Xcorporeal alleged to be in full force and effect.

On December 1, 2006, Xcorporeal filed a demand for arbitration against the Company, alleging an unspecified anticipatory breach of the License Agreement. On December 29, 2006, at the same time that the Company terminated the Merger Agreement and the License Agreement, the Company filed a lawsuit against Xcorporeal and against Victor Gura, former Chief Financial Officer and Chief Scientific Officer and a director of the Company.

The arbitration was held in February 2008. On June 9, 2008, the arbitrator issued an interim award. The arbitrator concluded that the License Agreement was not to survive the failure of the transactions contemplated by the Merger Agreement, that Xcorporeal had waived and excused the Company’s obligations to perform under the Merger Agreement and that the appropriate remedy under the circumstances was to award the Company specific performance of the Technology Transaction. The arbitrator rejected the Company’s fraud, misappropriation and other claims, and rejected Gura’s claims against the Company and the Company’s claims against Gura. In addition, the arbitrator stated that the Company was the prevailing party in the arbitration and therefore entitled to recover its fees and costs. Because the Company had prevailed on some, but not all, of its claims, the arbitrator awarded the Company approximately $1,870,000 in fees and costs.

On April 13, 2009, the arbitrator in the arbitration proceeding issued a partial final award (“Partial Final Award”), which resolved the remaining issues that were pending for decision in the arbitration proceeding. The Partial Final Award reflected the arbitrator’s conclusions based on arguments by Xcorporeal that the 9,230,000 shares could not be issued to the Company in compliance with the federal securities laws because of the financial condition of the Company. The Partial Final Award provided that Xcorporeal would have a perpetual exclusive license (the “Perpetual License”) to the technology. Under the terms of the Partial Final Award, in consideration of the award of the Perpetual License to Xcorporeal, the Company was awarded a royalty of 39% of all net income, ordinary or extraordinary, to be received by Xcorporeal and the Company was to receive 39% of any shares received in any merger transaction to which Xcorporeal may become a party. In addition, the Partial Final Award provided that Xcorporeal was obligated to pay the Company $1,871,430 for its attorneys’ fees and costs previously awarded by the arbitrator in an order issued on August 13, 2008, that the Company’s application for interim royalties and expenses was denied and that the Company was not entitled to recover any additional attorneys’ fees.

On August 7, 2009, to clarify, resolve and settle disputes that had arisen between the Company and Xcorporeal with respect to the Partial Final Award, including with respect to the rights of the parties regarding certain technology and the application of the Partial Final Award in the case of a sale of the Technology, the Company and Xcorporeal entered into a Memorandum of Understanding (“Memorandum”).

In connection with the issuance of the Partial Final Award and the Memorandum, on August 7, 2009, the Company entered into a stipulation (the “Stipulation”) with Xcorporeal. Pursuant to the terms of the Stipulation, the Company and Xcorporeal agreed (i) not to challenge the terms of the Partial Final Award or any portion of such award, (ii) that any of the parties may, at any time, seek to confirm all but not part of the Partial Final Award through the filing of an appropriate petition or motion with the appropriate court and in response to such action to confirm the Partial Final Award, no party would oppose, object to or in any way seek to hinder or delay the court’s confirmation of the Partial Final Award, but would in fact support and stipulate to such confirmation, and (iii) to waive any and all right to appeal from, seek appellate review of, file or prosecute any lawsuit, action, motion or proceeding, in law, equity, or otherwise, challenging, opposing, seeking to modify or otherwise attacking the confirmed Partial Final Award or the judgment thereon.

In late March 2009, Xcorporeal began a preliminary dialogue with Fresenius Medical Care Holdings, Inc. (“Fresenius”), to determine the interest of Fresenius to acquire certain or all of Xcorporeal assets. These discussions continued through June 2009. In June 2009, Fresenius commenced its due diligence review of Xcorporeal.

In September 2009, the Company and Xcorporeal reviewed the terms of a transaction proposed by Fresenius USA, Inc. (“FUSA”), a wholly-owned subsidiary of Fresenius, in a draft non-binding term sheet for the acquisition of all of the Xcorporeal assets and the Company’s assets.

The Company, Xcorporeal and FUSA executed an Asset Purchase Agreement on December 14, 2009 (“Asset Purchase Agreement”) and the Company publicly announced this transaction on December 18, 2009. On February 8, 2010, the Company, Xcorporeal and FUSA entered into an amendment, which extended from February 28, 2010 until March 31, 2010 the date upon which any party to the Asset Purchase Agreement could terminate the Asset Purchase Agreement if the closing of the transactions contemplated therein has not occurred. The arbitration was terminated with the closing of the Asset Sale in March 2010 (see Note 12).

Arbitration Proceeding with Former Legal Counsel

On February 17, 2011, the Company commenced a binding arbitration proceeding with its former law firm regarding a fee dispute that arose as a result of claimed attorneys' fees incurred by the former law firm in connection with an arbitration proceeding between the Company and Xcorporeal, and certain transactional matters handled by the law firm for the Company. The former law firm has asserted that approximately $2,729,000 in fees and costs are owed to it by the Company for services rendered during 2008, 2009 and 2010, plus interest. The arbitrators have heard all of the testimony presented by the parties, and the parties submitted their final closing briefs on November 10, 2011. As of December 2, 2011, the arbitrators had not rendered their decision on this matter. The Company  believes that it has adequately and appropriately provided for the fees incurred through December 31, 2008 in the accompanying consolidated financial statements. Given the Company’s limited liquidity and working capital resources, it is uncertain whether the Company would be able to satisfy such obligation should a decision adverse to the Company be rendered.

Deferred Compensation Plan

Effective August 9, 2007, the Company established the National Quality Care, Inc. Deferred Compensation Plan (the “Plan”) in recognition of services currently being performed without cash compensation by Robert M. Snukal in his capacity as Chief Executive Officer, and Leonardo Berezovsky in his capacity as Chief Financial Officer (each, a “Participant”), and to encourage their continued performance of services. In accordance with the Plan, each Participant shall become entitled to payment of a benefit upon the occurrence of a change in control or a qualified financing. A change in control is defined in the Plan as any of the following:

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

A qualified financing is defined in the Plan as a debt or equity financing that yields at least $5,000,000 in net proceeds to the Company, or the receipt of at least $2,500,000 as the result of a settlement or favorable judgment in a litigation or arbitration proceeding. A benefit is defined in the Plan as the dollar amount payable to a Participant equal to the sum of his base amount plus his monthly amount multiplied by the number of full calendar months ending after the effective date of the Plan, August 9, 2007, that the Participant continues to perform services for the Company as an executive officer. The base amount and monthly amount for Robert M. Snukal is $240,000 and $12,000, respectively. The base amount and monthly amount for Leonardo Berezovsky is $76,000 and $8,000, respectively. Prior to the occurrence of a change in control or a qualified financing, a Participant may irrevocably waive his right to a benefit. In the event neither a change in control nor a qualified financing occurs on or before December 31, 2009, each Participant’s benefit will be forfeited and no such change in control or qualified financing occurred before December 31, 2009.

The Company’s management performed an assessment of this contingent liability for the December 31, 2008 reporting period and determined that a change in control and/or a qualified financing had not occurred. Based on that determination, no accrual of benefits was made as of December 31, 2008.

12.  Subsequent Events

Asset Purchase Agreement

On December 14, 2009, the Company, Xcorporeal and FUSA executed an Asset Purchase Agreement that provided for the sale of substantially all of each of the Company’s and Xcorporeal’s assets (the “Asset Sale”) to FUSA for an aggregate cash purchase price of $8,000,000 (the “Cash Purchase Price”) and certain other royalty payment rights. Subject to the terms and conditions of the Asset Purchase Agreement, the Cash Purchase Price was to be paid to the Company and Xcorporeal as follows: (a) an exclusivity fee in the amount of $200,000 previously paid by FUSA to Xcorporeal, (b) $3,800,000 on the date of closing (the “Closing Date”) of the transactions contemplated under the Asset Purchase Agreement (the “Closing”), of which the Company and Xcorporeal received $2,150,000 and $1,650,000, respectively, (c) $2,000,000 on April 1, 2010, of which the Company and Xcorporeal received $1,625,000 and $375,000, respectively, and (d) $2,000,000 on April 1, 2011, of which the Company and Xcorporeal received $1,925,000 and $75,000, respectively

In addition, during the life of the patents referred to as the HD WAK Technology (the “HD WAK Patents”), which expire between November 11, 2021 and September 9, 2024, the Company is entitled to certain royalty payments from the sale of wearable hemodialysis (“HD WAK”) devices in each country where such sales infringe valid and issued claims of the Company’s and Xcorporeal’s HD WAK Patents issued in such country (“HD WAK Devices Royalty”) and the attendant disposables that incorporate the HD WAK Technology (as defined below) (“Attendant Disposables”), not to exceed a certain maximum amount per patient per week in a country where such sales infringe valid and issued claims of the HD WAK Patents issued in such country (the “Attendant Disposables Royalty”, and together with the HD WAK Devices Royalty, the “HD WAK Royalty”). Such payment for Attendant Disposables are not to be payable with regard to Attendant Disposables that incorporate any technology for which a Supersorbent Royalty (as defined below) is paid by FUSA to the Company or Xcorporeal. The Company is entitled to 40% of the HD WAK Royalty and Xcorporeal is entitled to the remaining 60%.

Additionally, during the life of any patents referred to as the Supersorbent Technology (the “Supersorbent Patents”), the Company is entitled to certain royalty payments on each supersorbent cartridge sold per patient in each country where such sales infringe valid and issued claims of the Supersorbent Patents issued in such country less any and all royalties payable to The Technion Research and Development Foundation Ltd. (“TRDF”) pursuant to a Research Agreement and Option for License, dated June 16, 2005 (the “Research Agreement”), or any subsequently executed license agreement between TRDF and FUSA. Such payments for supersorbent cartridges are not payable with regard to supersorbent cartridges that incorporate any HD WAK Technology for which a HD WAK Royalty is paid by FUSA to the Company or Xcorporeal. During the life of any Supersorbent Patents, the Company is entitled to 60% of the Supersorbent Royalty payments and Xcorporeal is entitled to the remaining 40%. While several applications for patents are pending, no patent incorporating the Supersorbent Technology has yet been issued.

FUSA also granted to the Company and Xcorporeal an option to obtain a perpetual, worldwide license to the Supersorbent Technology for use in healthcare fields other than renal (the “Option”). The Option will be exercisable during the twelve-month period following FUSA’s receipt of regulatory approval for the sale of a supersorbent product in the United States or European Union, which the Company expects will require further development of the supersorbent technology with TRDF and successful completion of clinical trials by FUSA. In the event that the Option becomes exercisable and the Company and/or Xcorporeal exercises the Option, the consideration payable to FUSA by the Company or Xcorporeal for the exercise of the Option will consist of a payment in the amount of $7,500,000, payable in immediately available funds, and a payment of an ongoing royalty in an amount equal to the lesser of $0.75 per supersorbent cartridge and $1.50 per patient per week in each country where such sales infringe valid and issued claims of the Supersorbent Patents issued in such country.

The Asset Purchase Agreement closed on March 19, 2010, with payments made to the Company by FUSA of $1,950,000, $1,625,000 and $1,675,000 on March 19, 2010, April 1, 2010 and April 1, 2011, respectively, for a total of $5,250,000. FUSA held back $200,000 and $250,000 from the March 19, 2010 and April 1, 2011 payments, respectively, for purposes of resolving a dispute between the Company and TRDF. The closing of the Asset Sale in March 2010 also terminated the arbitration proceeding with Xcorporeal (see Note 11). The Company recognized a gain of approximately $5,200,000, including the Xcorporeal legal fee reimbursement, upon the consummation of the close of the asset purchase transaction on March 19, 2010.

Advances and Notes Payable to Related Party

On May 13, 2009, the $700,000 promissory note payable to related party and the $150,000 promissory note payable to related party, plus accrued interest of $64,611, were rolled-over into a new uncollateralized non-convertible promissory note in the amount of $914,611, due on May 13, 2010, with interest at 6% per annum. In connection with this note, the Company issued warrants to purchase 16,937,240 shares of the Company’s common stock at an exercise price of $0.027 per share, which was the approximate closing price of the Company’s common stock on the date of the note. The warrants expire on the earlier of (i) May 13, 2016 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $377,667, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants will be amortized to interest expense over the term of the note using the straight-line method. In March 2010, the $914,611 note, with accrued interest of $42,424, was paid in full.

On April 21, 2009, the Company entered into a $20,000 uncollateralized convertible promissory note agreement with Robert M. Snukal, a director and chief executive officer, bearing interest at 6% per annum, payable on August 31, 2009. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could be converted into shares of the Company’s common stock at a conversion price of $0.03 per share, which was the approximate closing price of the Company’s common stock on the date of the note. In connection with this note, the Company issued warrants to purchase 333,333 shares of the Company’s common stock at an exercise price of $0.03 per share. The warrants expire on the earlier of (i) April 21, 2016 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $8,312, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method. On April 28, 2009, the $20,000 note was paid in full.

During August and September of 2009, Robert M. Snukal, a director and chief executive officer, advanced $87,500 to the Company on a non-interest bearing basis for working capital purposes. On October 17, 2009, the advances were repaid in full.

On October 18, 2009, the Company entered into a $200,000 uncollateralized convertible promissory note agreement with Robert M. Snukal, a director and chief executive officer, bearing interest at 6% per annum, and payable on April 30, 2010. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could be converted into shares of the Company’s common stock at a conversion price of $0.022 per share, which was the approximate closing price of the Company’s common stock on or about the date of the note. In connection with this note, the Company issued warrants to purchase 4,545,455 shares of the Company’s common stock at an exercise price of $0.022 per share. The warrants expire on the earlier of (i) October 18, 2016 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $83,597, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants will be amortized to interest expense over the term of the note using the straight-line method. In March 2010, the $200,000 note, with accrued interest of $4,077, was paid in full.

On February 23, 2010, the Company entered into a $45,000 uncollateralized promissory note agreement with an officer and director, bearing interest at 5% per annum, and payable on February 23, 2011. This note was paid in full in March 2010.

Exercise of Options and Warrants

On April 29, 2009, the Company issued 3,000,000 shares of its common stock to Robert M. Snukal, a director and chief executive officer, upon the exercise of warrants at $0.02 per share. The Company received $60,000 of proceeds.

On May 11, 2009, the Company issued 2,000,000 shares of its common stock to Robert M. Snukal, a director and chief executive officer, upon the exercise of warrants at $0.02 per share. The Company received $40,000 of proceeds.

On July 7, 2009, the Company issued 555,555 shares of its common stock to Robert M. Snukal, a director and chief executive officer, upon the exercise of warrants at $0.027 per share. The Company received $15,000 of proceeds.

Issuance of Common Stock and Common Stock Options

On May 13, 2009, the Board approved the issuance of 500,000 shares of the Company’s common stock to Dr. Rambod, a consultant and former officer of the Company, as payment for services in connection with the completion and filing of a patent application regarding the Company’s rights in and to the polymer technology developed by the Company. The common stock issued was valued at $0.027 per share, which was the approximate closing price of the Company’s common stock on or about the date of the issuance, for a total of $13,500. On August 5, 2009, the Board approved an additional issuance of 250,000 shares of the Company’s common stock to Dr. Rambod as payment for additional services in connection with the patent application. The common stock issued was valued at $0.02 per share, which was the approximate closing price of the Company’s common stock on the date of the issuance, for a total of $5,000, and will be charged to operations in 2009.

On May 13, 2009, the Company issued options to purchase 250,000 shares of common stock to a consultant for past services. The options became fully vested on May 13, 2009, the date of grant. The options have an exercise price of $0.027 per share, which was the approximate closing price of the Company’s common stock on or about the date of the issuance, and expire in ten years. The fair value of these options on the date of grant was $6,037, and will be charged to operations in 2009.

On May 13, 2009, the Company issued options to purchase a total of 300,000 shares of common stock to two outside directors for past services. The options became fully vested on May 13, 2009, the date of grant. The options have an exercise price of $0.027 per share, which was the approximate closing price of the Company’s common stock on or about the date of the issuance, and expire in ten years. The fair value of these options on the date of grant was $7,244, and will be charged to operations in 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL QUALITY CARE, INC.

Date: December 5, 2011	By:	/s/ROBERT M. SNUKAL
Robert M. Snukal
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed as of December 5, 2011 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity in Which Signed

/s/ LEONARDO BEREZOVSKY, MD.	Chairman of the Board of Directors and
Leonardo Berezovsky M.D.	Chief Financial Officer
(principal financial officer)

/s/ ROBERT M. SNUKAL	Chief Executive Officer, President and Director
Robert M. Snukal	(principal executive officer)

/s/ RONALD LANG, M.D.	Executive Vice-President and Director
Ronald Lang, M.D.

/s/ JOSE SPIWAK	Director
Jose Spiwak, M.D.

Chief Scientific Officer and Director
Edmond Rambod, Ph.D.

Index to Exhibits

Exhibit No.	Description
2.1	Agreement for Exchange of Stock dated May 11, 1996, by and among the Company, Los Angeles Community Dialysis, Inc., Victor Gura, M.D., Avraham H. Uncyk, M.D. and Ronald P. Lang, M.D. (1)
3.1	Restated Certificate of Incorporation (2)
3.2	Bylaws (2)
10.1	1996 Employee Compensation Stock Option Plan (3)
10.2	1996 Stock Option Plan (4)
10.3	1998 Stock Option Plan (5)
10.4	Technology Purchase Agreement, dated as of December 18, 2001, between the Company and Victor Gura, M.D. (6)
10.5
Purchase and Sale Agreement, dated May 31, 2006, between Los Angeles Community Dialysis, Inc., a California corporation, Ronald Lang, M.D. and Victor Gura, M.D., on the one hand, and Los Angeles Kidney Dialysis Center, LLC. on the other hand. (7)

10.6	License Agreement, dated as of September 1, 2006, between the Company and Xcorporeal, Inc. (8)
10.7	Merger Agreement, dated as of September 1, 2006, among the Company, NQCI Acquisition Corporation and Xcorporeal, Inc. (8)
10.8	Form of Subscription Agreement (9)
10.9	Form of Promissory Note (9)
10.10	Form of Warrant (9)
10.11	Deferred Compensation Plan (10)
10.12	Convertible Promissory Note dated December 26, 2007 issued to Robert M. Snukal (11)
10.13	Warrant dated December 26, 2007 issued to Robert M. Snukal (11)
10.14	Subscription Agreement dated October 16, 2008 between the Company and Robert M. Snukal (12)
10.15	Warrant dated October 16, 2008 issued to Robert M. Snukal (12)
10.16	Promissory Note dated October 16, 2008 issued by Robert M. Snukal to Company (12)
10.17	Warrant dated March 25, 2008 issued to Robert M. Snukal (13)
10.18	Convertible Promissory Note dated August 12, 2008 issued to Robert M. Snukal (14)
10.19	Warrant dated August 12, 2008 issued to Robert M. Snukal (14)
10.20	Asset Purchase Agreement dated December 14, 2009 among the Company, Xcorporeal, Inc., Xcorporeal Operations, Inc. and Fresenius USA, Inc. (15)
10.21	Amendment No. 1 to Asset Purchase Agreement dated February 8, 2010 among the Company, Xcorporeal, Inc., Xcorporeal Operations, Inc. and Fresenius USA, Inc. (16)
14.1	Code of Ethics. (17)
16.1	Letter from PMB Helin Donovan dated March 4, 2011 (18)
31.1	Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

1.	Incorporated by reference herein to its Current Report on Form 8-K dated May 24, 1996.
2.	Incorporated by reference herein to its Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1996.
3.	Incorporated by reference herein to its Registration Statement on Form S-8 dated April 6, 1996.
4.	Incorporated by reference herein to its Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1996.
5.	Incorporated by reference herein to its Registration Statement on Form S-8 dated March 5, 1999.
6.	Incorporated by reference herein to its Annual Report on Form 10-KSB for the year ended December 31, 2001.
7.	Incorporated by reference herein to its Current Report on Form 8-K dated June 5, 2006.
8.	Incorporated by reference herein to its Annual Report on Form 10-KSB for the year ended December 31, 2006.
9.	Incorporated by reference herein to its Current Report on Form 8-K dated June 22, 2007.
10.	Incorporated by reference herein to its Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007.
11.	Incorporated by reference herein to its Current Report on Form 8-K dated December 26, 2007.
12.	Incorporated by reference herein to its Current Report on Form 8-K dated October 16, 2008.
13.	Incorporated by reference herein to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.
14.	Incorporated by reference herein to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.
15.	Incorporated by reference herein to its Current Report on Form 8-K dated December 14, 2009.
16.	Incorporated by reference herein to its Current Report on Form 8-K dated February 8, 2010.
17.	Incorporated by reference herein to its Annual Report on Form 10-KSB for the year ended December 31, 2003.
18.	Incorporated by reference herein to its Current Report on Form 8-K dated March 4, 2011.