Form 10-Q
period 2009-03-31
NATIONAL QUALITY CARE INC
filed 2012-01-17
CIK 872544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  (MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO _______________________

Commission file number 000-19031

NATIONAL QUALITY CARE, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	84-1215959 (I.R.S. Employer Identification Number)

2431 Hill Drive
Los Angeles, California 90041
(Address of Principal Executive Offices including Zip Code)

(310) 254-2014
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former address and telephone number, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  73,916,252 shares of common stock as of March 31, 2009.

Documents incorporated by reference:  None

EXPLANATORY NOTE

Prior to the date of this filing, National Quality Care, Inc. has not filed any periodic reports since December 7, 2011 for the annual report on Form 10-K for the year ended December 31, 2008.  This report is one of several reports being filed by National Quality Care, Inc. in order to bring its filing current as of the date hereof.  Except as otherwise noted, the information in this report relates solely to the period covered thereby.

NATIONAL QUALITY CARE, INC.
AND SUBSIDIARY

i

Forward-Looking Statements

Certain statements in this Quarterly Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These include statements about anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words “budgeted,” “anticipate,” “project,” “estimate,” “expect,” “may,” “believe,” “potential” and similar statements are intended to be among the statements that are forward-looking statements. Because such statements reflect the risk and uncertainty that is inherent in our business, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of these risks and uncertainties are related to our current business situation and include, but are not limited to, our lack of revenues, our history of operating losses, our need for additional financing, the uncertainty of our pending arbitration with our former legal counsel, and the uncertainty about our ability to continue as a going concern, as well as those set forth in this Quarterly Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of March 31, 2009. We undertake no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

PART I – FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

NATIONAL QUALITY CARE, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash	$312	$116,800
Prepaid expenses and other current assets	33,844	13,291
Total current assets	34,156	130,091
Technology rights, net of accumulated amortization of $36,517 at March 31, 2009 and $35,302 at December 31, 2008	63,483	64,698
Total assets	$97,639	$194,789

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$2,902,435	$2,662,622
Notes payable to related party, including accrued interest of $59,351 at March 31, 2009 and $46,776 at December 31, 2008	909,351	896,776
Total current liabilities	3,811,786	3,559,398
Note payable to consultant	120,000	120,000
Total liabilities	3,931,786	3,679,398

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.01 par value; authorized - 5,000,000 shares; issued – none	—	—
Common stock, $0.01 par value; authorized - 125,000,000 shares; issued and outstanding – 73,916,252 shares	739,163	739,163
Additional paid-in capital	12,193,115	12,186,413
Accumulated deficit	(16,766,425)	(16,410,185)
Total stockholders’ deficiency	(3,834,147)	(3,484,609)
Total liabilities and stockholders’ deficiency	$97,639	$194,789

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues	$—	$—

Operating expenses:
General and administrative, including $6,702 and $4,853 of stock-based compensation costs for the three months ended March 31, 2009 and 2008, respectively	373,193	1,575,457
Research and development	1,816	85,386
Total operating expenses	375,009	1,660,843
Loss from operations	(375,009)	(1,660,843)
Interest expense	(13,315)	(54,281)
Other income	32,084	—
Loss from continuing operations	(356,240)	(1,715,124)
Loss from discontinued operations	—	(19)
Net loss	$(356,240)	$(1,715,143)

Net loss per common share – basic and diluted:
From continuing operations	$(0.00)	$(0.03)
From discontinued operations	—	(0.00)
Total net loss per common share	$(0.00)	$(0.03)

Weighted average common shares outstanding – basic and diluted	73,916,252	55,253,752

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

Year Ended December 31, 2008
 and Three Months Ended March 31, 2009

	Common Stock		Additional Paid-in	Stock Subscriptions and Other Receivables from	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stockholders	Deficit	Deficiency
Balance at December 31, 2007	54,191,252	$541,913	$11,343,306	$(49,815)	$(12,837,325)	$(1,001,921)
Shares issued in private placement	13,650,000	136,500	297,500	(30,000)	—	404,000
Reclassification of derivative liability	—	—	43,750	—	—	43,750
Payments received on stock subscription receivables	—	—	—	36,788	—	36,788
Stock-based compensation costs	—	—	112,629	—	—	112,629
Exercise of stock options	250,000	2,500	15,000	—	—	17,500
Exercise of stock warrants	5,825,000	58,250	328,750	—	—	387,000
Fair value of warrants issued in connection with convertible debt	—	—	45,478	—	—	45,478
Write-off of other receivable from stockholder	—	—	—	43,027	—	43,027
Net loss	—	—	—	—	(3,572,860)	(3,572,860)
Balance at December 31, 2008	73,916,252	739,163	12,186,413	—	(16,410,185)	(3,484,609)
Stock-based compensation costs	—	—	6,702	—	—	6,702
Net loss	—	—	—	—	(356,240)	(356,240)
Balance at March 31, 2009 (Unaudited)	73,916,252	$739,163	$12,193,115	$—	$(16,766,425)	$(3,834,147)

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Continuing operations:
Loss from continuing operations	$(356,240)	$(1,715,124)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Amortization of technology rights	1,215	1,215
Amortization of discount on notes payable	—	43,828
Stock-based compensation costs	6,702	4,853
Forgiveness of payables	(32,859)	—
Changes in operating assets and liabilities:
Increase in -
Prepaid expenses and other current assets	(20,553)	(15,348)
Increase in -
Accounts payable and accrued expenses	272,672	593,050
Accrued interest due to related party	12,575	10,472
Net cash used in continuing operating activities	(116,488)	(1,077,054)
Discontinued operations:
Loss from discontinued operations	—	(19)
Net cash used in discontinued operating activities	—	(19)
Net cash used in operating activities	(116,488)	(1,077,073)

Cash flows from financing activities:
Proceeds from the issuance of common stock	—	80,000
Payments received on stock subscription receivables	—	6,561
Proceeds from exercise of stock warrants	—	350,000
Net cash provided by financing activities	—	436,561

Net decrease in cash	(116,488)	(640,512)
Cash balance at beginning of period	116,800	709,579
Cash balance at end of period	$312	$69,067

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$1,600

Non-cash financing activities:
Derivative liability reclassified to additional paid-in capital	$—	$18,750
Common stock issued for stock subscription receivables	$—	$30,000

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.
AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three Months Ended March 31, 2009 and 2008

1.  Basis of Presentation

The condensed consolidated financial statements of National Quality Care, Inc. and its wholly-owned subsidiary, Los Angeles Community Dialysis, Inc. (the “Company”) at March 31, 2009, and for the three months ended March 31, 2009 and 2008 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2009, the results of its operations for the three months ended March 31, 2009 and 2008, and its cash flows for the three months ended March 31, 2009 and 2008. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2008 has been derived from the Company’s audited financial statements.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC.

2.  Organization and Business Operations

Organization and Nature of Business

National Quality Care, Inc. (“NQCI”), a publicly-traded Delaware corporation, was incorporated on January 1, 1996. Prior to May 31, 2006, NQCI, through its wholly-owned subsidiary, Los Angeles Community Dialysis, Inc. (“LACDI”), operated a dialysis clinic located in Los Angeles, California. Additionally, prior to June 15, 2006, LACDI provided dialysis services for patients suffering from acute kidney failure through a visiting nursing program contracted to several Los Angeles County hospitals (see Note 10). Prior to March 19, 2010, NQCI was also a research and development company in the business of developing a wearable artificial kidney for dialysis and other medical applications. On that date, NQCI consummated a sale of its technology rights with respect to its developing wearable artificial kidney (see Note 12). Subsequent to March 19, 2010, NQCI has had no operations other than the maintenance of its corporate shell. Unless the context indicates otherwise, NQCI and LACDI are hereinafter referred to as the “Company”.

The Company’s common stock is presently traded on the OTC Market (also referred to as the “Pink Sheets”) under the symbol “NQCI.PK”.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Prior to June 15, 2006, the Company provided dialysis services for patients suffering from acute kidney failure through a clinic located in Los Angeles, California, and through a visiting nursing program contracted to several Los Angeles County hospitals. The assets of both the clinic and the nursing program were sold to third parties (see Note 10), and as a result such activities were accounted for as discontinued operations in the Company’s condensed consolidated financial statements. Prior to March 19, 2010, the Company was also a research and development company in the business of developing a wearable artificial kidney for dialysis and other medical applications. On that date, the Company consummated a sale of its technology rights with respect to its developing wearable artificial kidney (see Note 12). Since June 15, 2006, the Company has not generated any revenues from operations, and does not expect to do so in the foreseeable future.

For the past several years, the Company has experienced net operating losses and negative operating cash flows. As of March 31, 2009, the Company had an accumulated deficit of $16,766,425, a working capital deficiency of $3,777,630, and its total liabilities exceeded its total assets by $3,834,147. Such deficiencies indicate the Company will not be able to meet its current obligations as they come due. In recent years, the Company has financed its working capital requirements through loans and the recurring sale of its securities to related parties, which the Company cannot be assured of obtaining in the future. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2008 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional debt or equity capital and to acquire sufficient operating capital through the sale of assets, development of business activities, or otherwise. The Company’s condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of NQCI and its wholly-owned subsidiary, LACDI. All intercompany balances and transactions have been eliminated in consolidation.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2009, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2008 and thereafter.  The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

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

At March 31, 2009 and 2008, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	2009	2008

Warrants	10,090,625	4,465,625
Stock options	7,570,000	5,420,000
Convertible notes payable	12,061,032	10,159,457
Total	29,721,657	20,045,082

Fair Value of Financial Instruments

The carrying amounts of cash, prepaid expenses and other current assets and accounts payable and accrued expenses approximate their respective fair values due to the short-term nature of these items. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

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

Technology Rights

Technology rights for a wearable artificial kidney are being amortized over an estimated useful life of approximately 20 years. Amortization is included in research and development expense and amounted to $1,215 for the three months ended March 31, 2009 and 2008. On December 14, 2009, the Company entered into an Asset Purchase Agreement for the sale of these rights, which was consummated on March 19, 2010 (see Note 12).

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company's financial statement presentation or disclosures.

Reclassifications

Certain items in the 2008 condensed consolidated financial statements have been reclassified to conform to the current year’s presentation.

4.  Notes Payable

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

Notes Payable to Related Party

On December 26, 2007, the Company entered into a $700,000 uncollateralized convertible promissory note agreement with Robert M. Snukal, a director and chief executive officer, bearing interest at 6% per annum, and payable on December 31, 2008. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could be converted into shares of the Company’s common stock at a conversion price of $0.07 per share, which was the approximate closing price of the Company’s common stock on or about the date of the note. In connection with this note, the Company issued warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.07 per share. The warrants were exercised in March 2008. The relative fair value of the warrants at the time of issuance was determined to be $179,163, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method. For the three months ended March 31, 2008, the Company recorded interest expense of $43,828 relative to the amortized discount. The discount was fully amortized as of December 31, 2008.

On August 12, 2008, the Company entered into a $150,000 uncollateralized convertible promissory note agreement with Robert M. Snukal, a director and chief executive officer, bearing interest at 6% per annum, payable on December 31, 2008. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could be converted into shares of the Company’s common stock at a conversion price of $0.12 per share, which was the approximate closing price of the Company’s common stock on or about the date of the note. In connection with this note, the Company issued warrants to purchase 625,000 shares of the Company’s common stock at an exercise price of $0.12 per share. The relative fair value of the warrants at the time of issuance was determined to be $45,478, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method. The discount was fully amortized as of December 31, 2008.

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

On April 21, 2009, the Company entered into a $20,000 uncollateralized convertible promissory note agreement Robert M. Snukal, a director and chief executive officer, bearing interest at 6% per annum, and payable on August 31, 2009. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could be converted into shares of the Company’s common stock at a conversion price of $0.03 per share, which was the approximate closing price of the Company’s common stock on the date of the note, at any time. In connection with this note, the Company issued warrants to purchase 333,333 shares of the Company’s common stock at an exercise price of $0.03 per share. The warrants expire on the earlier of (i) April 21, 2016 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $8,312, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants was charged to interest expense over the period that the note was outstanding. On April 28, 2009, the $20,000 note was paid in full.

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

During the three months ended March 31, 2009 and 2008, the Company recorded total interest expense of $-0- and $43,828, respectively, relative to the amortization of discounts.

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

Private Placements

On June 22, 2007, the Company completed a private placement of an aggregate of 5,756,250 units at a purchase price of $0.16 per unit, for a total purchase price of $921,000. Each unit consisted of one share of common stock of the Company and one warrant to purchase one-half of a share of common stock of the Company at an exercise price of $0.16 per share. The warrants were exercisable immediately upon issuance and expire upon the first to occur of (i) seven years following the date of issuance, (ii) the closing of a firmly underwritten public offering or (iii) upon a sale of the Company. The purchase price for the units was paid $307,000 in cash at closing with the balance of $614,000 satisfied through delivery of promissory notes. One-half of the principal amounts of each such promissory note, together with accrued and unpaid interest there-under, was due and payable September 22, 2007, and the remaining principal balance, together with accrued and unpaid interest, was due and payable on December 22, 2007. The unpaid principal amount under each promissory note bore interest at the rate of 4.84% per annum. As of December 31, 2007, these notes receivable from stockholders amounted to $6,500 and were presented as stock subscription receivables, an offset to stockholders’ equity, on the condensed consolidated balance sheet. These notes receivable were paid during the first quarter of 2008. The purchasers of the units were: Robert M. Snukal, a director and chief executive officer, 5,625,000 units; Jose Spiwak, director, 37,500 units; The Leonardo Berezovsky Charitable Trust, 46,875 units; and The Karen and Sonia Berezovsky Charitable Trust, 46,875 units. Leonardo Berezovsky is the chief financial officer and a director of the Company and trustee of The Leonardo Berezovsky Charitable Trust and The Karen and Sonia Berezovsky Charitable Trust.

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

6.  Related Party Transactions

Stock Subscriptions and Other Receivables from Stockholders

As of December 31, 2007, the Company was owed $43,027 from an entity controlled by a shareholder of the Company. This note receivable is presented in the Company’s condensed consolidated balance sheet as an offset to shareholders’ equity. Interest accrued on this note receivable was $832 for the year ended December 31, 2007.  During the quarter ended December 31, 2008, this note, including accrued interest of $832, was written-off.

As of December 31, 2007, the Company was owed $6,788, including accrued interest of $288, from three stockholders and directors who subscribed to units of the Company’s securities in connection with its June 22, 2007 private placement. These stock subscription receivables, including accrued interest, were paid in 2008.

Discontinued Operations

As of December 31, 2007, the Company owed $4,854 to one of its stockholders, which was due on demand. During the quarter ended December 31, 2008, this amount was written-off. Additionally, during the quarter ended December 31, 2008, the Company’s CEO forgave accrued interest payable to him in the amount of $28,450, and the Company also wrote-off a receivable due from an entity in which one of the Company’s shareholders was also a majority shareholder.

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

As of December 31, 2007, the derivative liability was $43,750 representing an aggregate amount of proceeds received from the issuance of common stock under private placement offerings. Of that amount, $18,750 related to the issuance of common stock under a private placement during the three months ending March 31, 2006 at date of issuance, and $25,000 related to the issuance of common stock under similar terms as the private placement during the three months ending June 30, 2006 at date of issuance. During 2007, the Company began reclassification of the derivative liability to equity as the underlying mandatory registration rights for each purchase expired on the date on which the shares may be resold pursuant to an exemption under Rule 144(k) promulgated under the Securities Act. In accordance with Rule 144(k), holders may resell their shares beginning two years after purchase regardless of whether a registration statement has been filed. During the three months ended March 31, 2008 and the year ended December 31, 2008, the Company reclassified $18,750 and $43,750, respectively, from derivative liability to additional paid-in capital. There was no derivative liability at December 31, 2008, or thereafter.

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

The derivative liability, as described above, is the only financial instrument that is measured and recorded at fair value on the Company’s balance sheets on a recurring basis.  The following table presents the derivative liability at their level within the fair value hierarchy during the three months ended March 31, 2008, as well as a reconciliation of the changes to the beginning and ending balances of such financial instruments during such period. There was no derivative liability at December 31, 2008, or thereafter.

	Fair Value
	Level 1	Level 2	Level 3	Total
Balance, December 31, 2007	$—	$43,750	$—	$43,750
Reclassified to additional paid-in capital	—	(18,750)	—	(18,750)
Balance, March 31, 2008	$—	$25,000	$—	$25,000

8.  Stock Options and Warrants

Stock Options

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2009 and 2008 is as follows:

	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding — beginning of period	7,570,000	$0.39	5,420,000	$0.51
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—

Outstanding — end of period	7,570,000	$0.39	5,420,000	$0.51

The following table summarizes the number of option shares, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding options and total exercisable options as of March 31, 2009:

	Total Outstanding			Total Exercisable
		Weighted			Weighted
	Number	Average		Number	Average
	of	Exercise	Life	of	Exercise	Life
Price Range	Shares	Price	(Years)	Shares	Price	(Years)
$0.07 - $0.35	3,590,000	$0.13	8.87	2,640,000	$0.14	8.68
$0.36 - $0.99	3,980,000	$0.63	7.05	3,980,000	$0.63	7.05

	7,570,000	$0.39	7.91	6,620,000	$0.43	7.70

See Note 9 for a description of the Company’s share-based compensation, including the stock option activity during the three months ended March 31, 2009 and 2008.

Stock Warrants

A summary of the Company’s stock warrant activity and related information for the three months ended March 31, 2009 and 2008 is as follows:

	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrant	Price	Warrant	Price
Outstanding — beginning of period	10,090,625	$0.10	8,778,125	$0.12
Granted	—	$—	687,500	$0.08
Exercised	—	$—	(5,000,000)	$0.07

Outstanding — end of period	10,090,625	$0.10	4,465,625	$0.17

The following table summarizes the number of warrants, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding warrants and total exercisable warrants as of March 31, 2009:

	Total Outstanding			Total Exercisable
		Weighted			Weighted
	Number	Average		Number	Average
	of	Exercise	Life	of	Exercise	Life
Price Range	Shares	Price	(Years)	Shares	Price	(Years)
$0.02 - $0.35	9,940,625	$0.08	5.82	9,940,625	$0.08	5.82
$0.36 - $0.99	100,000	$0.60	1.79	100,000	$0.60	1.79
$1.00 - $1.25	50,000	$1.25	1.79	50,000	$1.25	1.79

	10,090,625	$0.10	5.76	10,090,625	$0.10	5.76

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

There were no transactions during the three months ended March 31, 2009 and 2008, requiring an assessment of value pursuant to the Black-Scholes option-pricing model.

On August 8, 2008, the Company issued options to purchase 1,000,000 shares of common stock to a director pursuant to the 1998 Stock Option Plan. The options vest in eight equal semi-annual installments commencing on February 8, 2009 and continuing on each August 8 and February 8 thereafter until the becoming fully vested on the fourth anniversary of the date of grant, and expire in ten years. The fair value of these options on the date of grant was $83,621 and will be charged to operations on a straight-line basis over the requisite service period. During the three months ended to March 31, 2009, the Company recorded consultant compensation expense of $5,203 relating to these options.

On June 21, 2008, the Company issued options to purchase 100,000 shares of common stock to a consultant. The options vest over two years, have an exercise price of $0.08 per share, and expire in ten years. The fair value of these options on the date of grant was to $5,901 and is being charged to operations on a straight-line basis over the requisite service period. During the three months ended March 31, 2009, the Company recorded consultant compensation expense of $738 relating to these options.

On June 21, 2008, the Company issued options to purchase 1,500,000 shares of common stock to a consultant, in connection with the settlement of a dispute. The options became fully vested on August 7, 2008, the date on which the Company and the consultant entered into a settlement and release with respect to the dispute. The options have an exercise price of $0.08 per share, and expire in ten years. The fair value of these options on the date of grant was $84,279 and was charged to operations on June 21, 2008. In August 2008, the consultant was also elected as a Director of the Company and appointed to serve as the Company’s Chief Scientific Officer.

On August 9, 2007, the Company issued options to purchase 30,000 shares of common stock to a consultant pursuant to the 1998 Stock Option Plan. The options vested over one year, have an exercise price of $0.12 per share, and expire in ten years. The fair value of these options on the date of grant was $2,359 and has been charged to operations on a straight-line basis over the requisite service period. The Company recorded consultant compensation expense of $-0- and $590 relating to these options during the three months ended March 31, 2009 and 2008, respectively.

On August 9, 2007, the Company issued options to purchase 60,000 shares of common stock to a consultant pursuant to the 1998 Stock Option Plan. The options vested over one year, have an exercise price of $0.12 per share, and expire in ten years. The fair value of these options on the date of grant was $4,719 and has been charged to operations on a straight-line basis over the requisite service period. The Company recorded consultant compensation expense of $-0- and $1,180 relating to these options during the three months ended March 31, 2009 and 2008, respectively.

On February 12, 2007, the Company issued options to purchase 50,000 shares of common stock to a consultant pursuant to the 1998 Stock Option Plan. The options vest over two years, have an exercise price of $0.36 per share, and expire in ten years. The fair value of these options on the date of grant was $12,163 and is being charged to operations on a straight-line basis over the requisite service period. The Company recorded consultant compensation expense of $761 and $1,520 relating to these options during the three months ended March 31, 2009 and 2008, respectively.

 On February 12, 2003, the Company issued options to purchase 250,000 shares of common stock to a director and chief executive officer. The options vest over four years, have an exercise price of $0.07 per share, and expire in five years. The fair value of these options on the date of grant was $31,250 and is being charged to operations on a straight-line basis over the requisite service period. The Company recorded director and executive compensation expense of $-0- and $1,563 relating to these options during the three months ended March 31, 2009 and 2008, respectively.

During the three months ended March 31, 2009 and 2008, a total of $6,702 and $4,853, respectively, was charged to operations for share-based compensation costs relating to options and warrants.

As of March 31, 2009, there was approximately $71,700 of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over the ensuing 40 months.

The intrinsic value of exercisable but unexercised in-the-money stock options and warrants at March 31, 2009 was approximately $250,000, based on a fair market value of $0.07 per share on March 31, 2009. There were no unexercised in-the-money stock options and warrants at December 31, 2008. Accordingly, they had no intrinsic value on that date, based on a fair market value of $0.02 per share on December 31, 2008.

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

Arbitration Proceeding with Former Legal Counsel

On February 17, 2011, the Company commenced a binding arbitration proceeding with its former law firm regarding a fee dispute that arose as a result of claimed attorneys' fees incurred by the former law firm in connection with an arbitration proceeding between the Company and Xcorporeal, and certain transactional matters handled by the law firm for the Company. The former law firm has asserted that approximately $2,729,000 in fees and costs are owed to it by the Company for services rendered during 2008, 2009 and 2010, plus interest. The arbitrators have heard all of the testimony presented by the parties, and the parties submitted their final closing briefs on November 10, 2011. As of January 13, 2012, the arbitrators had not rendered their decision on this matter. The Company believes that it has adequately and appropriately provided for the fees incurred through March 31, 2009 in the accompanying condensed consolidated financial statements. Given the Company’s limited liquidity and working capital resources, it is uncertain whether the Company would be able to satisfy such obligation should a decision adverse to the Company be rendered.

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

The Company’s management performed an assessment of this contingent liability for the March 31, 2009 reporting period and determined that a change in control and/or a qualified financing had not occurred. Based on that determination, no accrual of benefits was made as of March 31, 2009.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Arbitration Proceeding with Former Legal Counsel

On February 17, 2011, the Company commenced a binding arbitration proceeding with its former law firm regarding a fee dispute that arose as a result of claimed attorneys' fees incurred by the former law firm in connection with an arbitration proceeding between the Company and Xcorporeal, and certain transactional matters handled by the law firm for the Company. The former law firm has asserted that approximately $2,729,000 in fees and costs are owed to it by the Company for services rendered during 2008, 2009 and 2010, plus interest. The arbitrators have heard all of the testimony presented by the parties, and the parties submitted their final closing briefs on November 10, 2011. As of January 13, 2012, the arbitrators had not rendered their decision on this matter. The Company believes that it has adequately and appropriately provided for the fees incurred through March 31, 2009 in the accompanying condensed consolidated financial statements. Given the Company’s limited liquidity and working capital resources, it is uncertain whether the Company would be able to satisfy such obligation should a decision adverse to the Company be rendered.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Prior to June 15, 2006, the Company provided dialysis services for patients suffering from acute kidney failure through a clinic located in Los Angeles, California, and through a visiting nursing program contracted to several Los Angeles County hospitals. The assets of both the clinic and the nursing program were sold to third parties, and as a result such activities were accounted for as discontinued operations in the Company’s consolidated financial statements. Prior to March 19, 2010, the Company was also a research and development company in the business of developing a wearable artificial kidney for dialysis and other medical applications. On that date, the Company consummated a sale of its assets, including its technology rights with respect to its developing wearable artificial kidney.  Since June 15, 2006, the Company has not generated any revenues from operations, and does not expect to do so in the foreseeable future.

For the past several years, the Company has experienced net operating losses and negative operating cash flows. As of March 31, 2009, the Company had an accumulated deficit of $16,766,425, a working capital deficiency of $3,777,630, and its total liabilities exceeded its total assets by $3,834,147. Such deficiencies indicate the Company will not be able to meet its current obligations as they come due. In recent years, the Company has financed its working capital requirements through loans and the recurring sale of its securities to related parties, which the Company cannot be assured of obtaining in the future. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2008 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

Significant Accounting Policies

The Company prepared its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

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

Technology Rights

Technology rights relate to the Company’s wearable artificial kidney and are being amortized over an estimated useful life of approximately 20 years. Amortization is included in research and development expense in the statement of operations. On December 14, 2009, the Company entered into an Asset Purchase Agreement for the sale of these rights, which was consummated on March 19, 2010.

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

The Company recognizes the fair value of stock-based compensation awards in general and administrative expense and in research and development expense, as appropriate, in the condensed consolidated statement of operations.

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

Results of Operations for the Three Months Ended March 31, 2009 and 2008

There were no revenues for the three months ended March 31, 2009 and 2008.

General and administrative expenses for the three months ended March 31, 2009 were $373,193, as compared to $1,575,457 for the three months ended March 31, 2008, a decrease of $1,202,264 or 76%. Included in such costs was stock-based compensation of $6,702 and $4,853 in 2009 and 2008, respectively. The decrease in general and administrative expenses in 2009, as compared to 2008, reflects the significant legal fees that were  incurred in 2008 primarily in connection with the arbitration proceedings with Xcorporeal and increased needs in connection with financing and reporting activities.

Research and development expenses for the three months ended March 31, 2009 were $1,816 as compared to  $85,386 for the three months ended March 31, 2008, an decrease of $83,570 or 98%. Such decrease reflects the suspension of research and development activities related to the development of the Company’s wearable artificial kidney pending resolution of the Company’s arbitration proceeding with Xcorporeal.

Interest expense was $13,315 for the three months ended March 31, 2009, as compared to $54,281 for the three months ended March 31, 2008, as a result of the discount on notes payable having been fully amortized as of December 31, 2008.

Other income of $32,084 for the three months ended March 31, 2009 resulted primarily from the forgiveness of payables. There was no other income during the three months ended March 31, 2008.

The Company incurred a net loss from continuing operations for the three months ended March 31, 2009 and 2008 of $356,240 and $1,715,124, respectively.

The Company incurred a net loss for the three months ended March 31, 2009 and 2008 of $356,240 and $1,715,143, respectively.

Losses are expected to continue until such time of resolution of the arbitration with Xcorporeal, Peizer and Gura, resolution of the arbitration with the Company’s former counsel, and the commercial marketing or alternative economic exploitation of the wearable artificial kidney.

Liquidity and Capital Resources

Cash was $312 as of March 31, 2009, as compared to $116,800 as of December 31, 2008, a decrease of $116,488. The Company does not have sufficient working capital to meet its obligations. Therefore, the Company must obtain outside funding on an on-going basis. The Company cannot provide assurances that it will be successful now or in the future in obtaining any additional capital on terms favorable to it or at all. The failure to obtain such capital will have a material adverse effect on the Company’s financial condition and ability to conduct operations.

In recent years, the Company’s cash flow needs have been met primarily through the sales of common stock, the exercise of stock options and stock warrants, and the proceeds from notes payable to a related party. The Company had a working capital deficit of $3,777,630 and $3,429,307 at March 31, 2009 and December 31, 2008, respectively.

As of March 31, 2009, the Company had notes payable to related parties of $909,351, including accrued interest and net of discount, all of which was current at that date.  As of December 31, 2008, the Company had notes payable to related parties of $896,776, including accrued interest and net of discounts, all of which was current at that date.  Notes payable to related parties increased by $12,575 at March 31, 2009, as compared to December 31, 2008, due to the accrual of interest.

Operating Activities

During the three months ended March 31, 2009, the Company used cash of $116,488 in continuing operating activities, as compared to using cash of $1,077,054 in continuing operating activities during the three months ended March 31, 2008, a decrease of $960,566, reflecting the decrease in legal fees that were incurred in 2008, primarily in connection with the arbitration proceedings with Xcorporeal and increased needs in connection with financing and reporting activities.

During the three months ended March 31, 2009, the Company did not use or generate any cash from discontinued operations.  During the three months ended March 31, 2008, discontinued operations used $19 in cash.

During the three months ended March 31, 2009, the Company used cash of $116,488 in operations, as compared to using cash of $1,077,073 in operating activities during the three months ended March 31, 2008.

Financing Activities

During the three months ended March 31, 2009, the Company had no financing activities. During the three months ended March 31, 2008, the Company generated $436,561 of cash from financing activities, consisting of the proceeds from the issuance of common stock of $80,000, payments received on stock subscription receivables of $6,561, and the exercise of stock warrants of $350,000.

The following significant financing transactions, primarily equity related, were completed during 2008, 2009 and 2010:

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

On May 13, 2009, the Board approved the issuance of 500,000 shares of the Company’s common stock to Dr. Rambod, a consultant and former officer of the Company, as payment for services in connection with the completion and filing of a patent application regarding the Company’s rights in and to the polymer technology developed by the Company. The common stock issued was valued at $0.027 per share, which was the approximate closing price of the Company’s common stock on or about the date of the issuance, for a total of $13,500, which will be charged to operations on May 13, 2009. On August 5, 2009, the Board approved an additional issuance of 250,000 shares of the Company’s common stock to Dr. Rambod as payment for additional services in connection with the patent application. The common stock issued was valued at $0.02 per share, which was the approximate closing price of the Company’s common stock on the date of the issuance, for a total of $5,000, which will be charged to operations on August 5, 2009.

On May 13, 2009, the Company issued options to purchase 250,000 shares of common stock to an employee for past services. The options became fully vested on May 13, 2009, the date of grant. The options have an exercise price of $0.027 per share, which was the approximate closing price of the Company’s common stock on or about the date of the issuance, and expire in ten years. The fair value of these options on the date of grant was $6,037, which will be charged to operations on May 13, 2009.

On May 13, 2009, the Company issued options to purchase a total of 300,000 shares of common stock to two outside directors for past services. The options became fully vested on May 13, 2009, the date of grant. The options have an exercise price of $0.027 per share, which was the approximate closing price of the Company’s common stock on or about the date of the issuance, and expire in ten years. The fair value of these options on the date of grant was $7,244, which will be charged to operations on May 13, 2009.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

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

We conducted an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report. Based on that evaluation, our Chief Executive Officer has concluded that as of March 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

On December 1, 2006, Xcorporeal filed a demand for arbitration at JAMS in Santa Monica, California against the Company, alleging an unspecified anticipatory breach of the License Agreement that the Company entered into with Xcorporeal on September 1, 2006. At the same time that the Company entered into the License Agreement, the Company entered into an interrelated and inter-dependent Merger Agreement with Xcorporeal. Effective as of December 29, 2006, the Company terminated the Merger Agreement and the License Agreement due to Xcorporeal’s continuing, uncured and incurable breaches of the Merger Agreement and its other wrongful conduct related to the merger and license agreements and certain related matters. At the same time that the Company terminated the Merger Agreement and the License Agreement, the Company filed a lawsuit against Xcorporeal and against Victor Gura, a former officer and director of the Company.  Xcorporeal and Gura stipulated to the filing of the Company’s claims against them as part of the arbitration proceedings related to the License Agreement, and the Company dismissed its lawsuit without prejudice.  The arbitration was terminated with the closing of the Asset Sale in March 2010.  A description of the Asset Sale is set forth at “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Sale of Assets”.

On February 17, 2011, the Company commenced a binding arbitration proceeding with its former law firm regarding a fee dispute that arose as a result of claimed attorneys' fees incurred by the former law firm in connection with an arbitration proceeding between the Company and Xcorporeal, and certain transactional matters handled by the law firm for the Company. The former law firm has asserted that approximately $2,729,000 in fees and costs are owed to it by the Company for services rendered during 2008, 2009 and 2010, plus interest. The arbitrators have heard all of the testimony presented by the parties, and the parties submitted their final closing briefs on November 10, 2011. As of Janaury 13, 2012, the arbitrators had not rendered their decision on this matter. The Company believes that it has adequately and appropriately provided for the fees incurred through March 31, 2009 in the accompanying condensed consolidated financial statements. Given the Company’s limited liquidity and working capital resources, it is uncertain whether the Company would be able to satisfy such obligation should a decision adverse to the Company be rendered.

Item 1A – Risk Factors

Not applicable.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Information with respect to the sales of unregistered equity securities can be found at Note 5 to the March 31, 2009 condensed consolidated financial statements. The proceeds from such sales were used to fund the Company’s operating activities.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Reserved

Item 5 – Other Information

None.

Item 6 – Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which is presented elsewhere in this document, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL QUALITY CARE, INC.

Date: January 13, 2012	By:	/s/Robert M. Snukal
Robert M. Snukal
Chief Operating Officer and President
(Principal Executive Officer)

Date: January 13, 2012	By:	/s/Leonardo Berezovsky
Leonardo Berezovsky
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Agreement for Exchange of Stock dated May 11, 1996, by and among the Company, Los Angeles Community Dialysis, Inc., Victor Gura, M.D., Avraham H. Uncyk, M.D. and Ronald P. Lang, M.D. (1)
3.1	Restated Certificate of Incorporation (2)
3.2	Bylaws (2)
31.1	Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

1.	Incorporated by reference herein to its Current Report on Form 8-K dated May 24, 1996.
2.	Incorporated by reference herein to its Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1996.