Form 10-Q
period 2009-06-30
NATIONAL QUALITY CARE INC
filed 2012-01-17
CIK 872544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  79,416,252 shares of common stock as of June 30, 2009.

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

NATIONAL QUALITY CARE, INC.
AND SUBSIDIARY

TABLE OF CONTENTS

Page Number
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements	2

Condensed Consolidated Balance Sheets -
June 30, 2009 (Unaudited) and December 31, 2008	2

Condensed Consolidated Statements of Operations (Unaudited) -
Three Months and Six Months Ended June 30, 2009 and 2008	3

Condensed Consolidated Statement of Stockholders’ Deficiency -	4
Year ended December 31, 2008 and Six Months Ended June 30, 2009 (Unaudited)

Condensed Consolidated Statements of Cash Flows (Unaudited) -
Six Months Ended June 30, 2009 and 2008	5

Notes to Condensed Consolidated Financial Statements (Unaudited) -
Three Months and Six Months ended June 30, 2009 and 2008	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	27

Item 4. Reserved	27

Item 5. Other Information	27

Item 6. Exhibits	27

SIGNATURES	28

i

Forward-Looking Statements

Certain statements in this Quarterly Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These include statements about anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words “budgeted,” “anticipate,” “project,” “estimate,” “expect,” “may,” “believe,” “potential” and similar statements are intended to be among the statements that are forward-looking statements. Because such statements reflect the risk and uncertainty that is inherent in our business, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of these risks and uncertainties are related to our current business situation and include, but are not limited to, our lack of revenues, our history of operating losses, our need for additional financing, the uncertainty of our pending arbitration with our former legal counsel, and the uncertainty about our ability to continue as a going concern, as well as those set forth in this Quarterly Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of June 30, 2009. We undertake no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

PART I – FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

NATIONAL QUALITY CARE, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash	$—	$116,800
Prepaid expenses and other current assets	25,149	13,291
Total current assets	25,149	130,091
Technology rights, net of accumulated amortization of $37,732 at June 30, 2009 and $35,302 at December 31, 2008	62,268	64,698
Total assets	$87,417	$194,789

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Cash overdraft	$15,789	$—
Accounts payable and accrued expenses	3,012,005	2,662,622
Notes payable to related party, including accrued interest of $7,367 at June 30, 2009 and $46,776 at December 31, 2008, net of discounts of $326,967 at June 30, 2009 and $-0- at December 31, 2008	595,012	896,776
Total current liabilities	3,622,806	3,559,398
Note payable to consultant	120,000	120,000
Total liabilities	3,742,806	3,679,398

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.01 par value; authorized - 5,000,000 shares; issued – none	—	—
Common stock, $0.01 par value; authorized - 125,000,000 shares; issued and outstanding – 79,416,252 shares at June 30, 2009 and 73,916,252 shares at December 31, 2008	794,163	739,163
Additional paid-in capital	12,656,818	12,186,413
Accumulated deficit	(17,106,370)	(16,410,185)
Total stockholders’ deficiency	(3,655,389)	(3,484,609)
Total liabilities and stockholders’ deficiency	$87,417	$194,789

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$—	$—	$—	$—

Operating expenses:
General and administrative, including $19,224 and $4,853 of stock-based compensation costs for the three months ended June 30, 2009 and 2008, respectively, and $25,926 and $9,706 of stock-based compensation costs for the six months ended June 30, 2009 and 2008, respectively	252,842	885,314	626,035	2,460,772
Research and development, including $13,500 and $84,279 of stock based compensation costs for the three months and six months ended June 30, 2009 and 2008, respectively	14,715	265,010	16,531	350,395
Total operating expenses	267,557	1,150,324	642,566	2,811,167
Loss from operations	(267,557)	(1,150,324)	(642,566)	(2,811,167)
Interest expense	(72,388)	(54,528)	(85,703)	(108,809)
Other income	—	—	32,084	—
Loss from continuing operations	(339,945)	(1,204,852)	(696,185)	(2,919,976)
Loss from discontinued operations	—	—	—	(19)
Net loss	$(339,945)	$(1,204,852)	$(696,185)	$(2,919,995)

Net loss per common share - basic and diluted:
From continuing operations	$(0.00)	$(0.02)	$(0.01)	$(0.05)
From discontinued operations	—	—	—	(0.00)
Total net loss per common share	$(0.00)	$(0.02)	$(0.01)	$(0.05)

Weighted average common shares outstanding – basic and diluted	77,355,812	58,187,085	75,645,534	58,187,085

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

Year Ended December 31, 2008
 And Six Months Ended June 30, 2009

	Common Stock		Additional Paid-in	Stock Subscriptions and Other Receivables from	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stockholders	Deficit	Deficiency
Balance at December 31, 2007	54,191,252	$541,913	$11,343,306	$(49,815)	$(12,837,325)	$(1,001,921)
Shares issued in private placement	13,650,000	136,500	297,500	(30,000)	—	404,000
Reclassification of derivative liability	—	—	43,750	—	—	43,750
Payments received on stock subscription receivables	—	—	—	36,788	—	36,788
Stock-based compensation costs	—	—	112,629	—	—	112,629
Exercise of stock options	250,000	2,500	15,000	—	—	17,500
Exercise of stock warrants	5,825,000	58,250	328,750	—	—	387,000
Fair value of warrants issued in connection with convertible debt	—	—	45,478	—	—	45,478
Write-off of other receivable from stockholder	—	—	—	43,027	—	43,027
Net loss	—	—	—	—	(3,572,860)	(3,572,860)
Balance at December 31, 2008	73,916,252	739,163	12,186,413	—	(16,410,185)	(3,484,609)
Stock-based compensation costs	500,000	5,000	34,426	—	—	39,426
Exercise of stock warrants	5,000,000	50,000	50,000	—	—	100,000
Fair value of warrants issued in connection with debt	—	—	385,979	—	—	385,979
Net loss	—	—	—	—	(696,185)	(696,185)
Balance at June 30, 2009 (Unaudited)	79,416,252	$794,163	$12,656,818	$—	$(17,106,370)	$(3,655,389)

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Continuing operations:
Loss from continuing operations	$(696,185)	$(2,919,976)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Amortization of technology rights	2,430	2,430
Amortization of discount on notes payable	59,012	87,655
Stock-based compensation costs	39,426	93,985
Note payable issued for services rendered		120,000
Forgiveness of payables	(32,859)	—
Changes in operating assets and liabilities:
Increase in -
Prepaid expenses and other current assets	(11,858)	(11,512)
Increase in -
Accounts payable and accrued expenses	382,242	1,383,803
Accrued interest due to related party	25,203	20,943
Net cash used in continuing operating activities	(232,589)	(1,222,672)
Discontinued operations:
Loss from discontinued operations	—	(19)
Net cash used in discontinued operating activities	—	(19)
Net cash used in operating activities	(232,589)	(1,222,691)

Cash flows from financing activities:
Proceeds from the issuance of common stock	—	154,000
Increase in cash overdraft	15,789	—
Payments received on stock subscription receivables	—	26,790
Proceeds from exercise of stock options	—	17,500
Proceeds from exercise of stock warrants	100,000	375,000
Proceeds from note payable to related party	20,000	—
Repayment of note payable to related party	(20,000)	—
Net cash provided by financing activities	115,789	573,290

Net decrease in cash	(116,800)	(649,401)
Cash balance at beginning of period	116,800	709,579
Cash balance at end of period	$—	$60,178

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$1,600	$1,600

Non-cash financing activities:
Notes payable to related party, including related accrued interest, rolled-over into a new note payable	$914,611	$—
Discount recorded for issuance of warrants in connection with a convertible notes payable to related party	$385,979	$—
Derivative liability reclassified to additional paid-in capital	$—	$43,750
Common stock issued for stock subscription receivables	$—	$30,000

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.
AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three Months and Six Months Ended June 30, 2009 and 2008

1. Basis of Presentation

The condensed consolidated financial statements of National Quality Care, Inc. and its wholly-owned subsidiary, Los Angeles Community Dialysis, Inc. (the “Company”) at June 30, 2009, and for the three months and six months ended June 30, 2009 and 2008 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2009, the results of its operations for the three months and six months ended June 30, 2009 and 2008, and its cash flows for the six months ended June 30, 2009 and 2008. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2008 has been derived from the Company’s audited financial statements.

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

For the past several years, the Company has experienced net operating losses and negative operating cash flows. As of June 30, 2009, the Company had an accumulated deficit of $17,106,370, a working capital deficiency of $3,597,657, and its total liabilities exceeded its total assets by $3,655,389. Such deficiencies indicate the Company will not be able to meet its current obligations as they come due. In recent years, the Company has financed its working capital requirements through loans and the recurring sale of its securities to related parties, which the Company cannot be assured of obtaining in the future. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2008 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2009, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2008 and thereafter.  The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of June 30, 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

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

At June 30, 2009 and 2008, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	2009	2008

Warrants	22,361,198	4,665,625
Stock options	8,120,000	6,770,000
Convertible notes payable	—	10,309,043
Total	30,481,198	21,744,668

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

Technology Rights

Technology rights for a wearable artificial kidney are being amortized over an estimated useful life of approximately 20 years. Amortization is included in research and development expense and amounted to $1,215 for the three months ended June 30, 2009 and 2008, and $2,430 for the six months ended June 30, 2009 and 2008. On December 14, 2009, the Company entered into an Asset Purchase Agreement for the sale of these rights, which was consummated on March 19, 2010 (see Note 12).

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

Notes Payable to Related Party

On December 26, 2007, the Company entered into a $700,000 uncollateralized convertible promissory note agreement with Robert M. Snukal, a director and chief executive officer, bearing interest at 6% per annum, and payable on December 31, 2008. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could be converted into shares of the Company’s common stock at a conversion price of $0.07 per share, which was the approximate closing price of the Company’s common stock on or about the date of the note. In connection with this note, the Company issued warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.07 per share. The warrants were exercised in March 2008. The relative fair value of the warrants at the time of issuance was determined to be $179,163, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method. For the three months and six months ended June 30, 2008, the Company recorded interest expense of $43,828 and $87,655, respectively, relative to the amortized discount. The discount was fully amortized as of December 31, 2008.

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

On May 13, 2009, the $700,000 promissory note payable to related party and the $150,000 promissory note payable to related party, plus accrued interest of $64,611, were rolled-over into a new uncollateralized non-convertible promissory note in the amount of $914,611, due on May 13, 2010, with interest at 6% per annum. In connection with this note, the Company issued warrants to purchase 16,937,240 shares of the Company’s common stock at an exercise price of $0.027 per share, which was the approximate closing price of the Company’s common stock on or about the date of the note. The warrants expire on the earlier of (i) May 13, 2016 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $377,667, using the Black-Scholes option-pricing model, and was recorded as discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method. For the three months and six months ended June 30, 2009, the Company recorded interest expense of $50,700, relative to the amortized discount. In March 2010, the $914,611 note, with accrued interest of $42,424, was paid in full.

On April 21, 2009, the Company entered into a $20,000 uncollateralized convertible promissory note agreement Robert M. Snukal, a director and chief executive officer, bearing interest at 6% per annum, and payable on August 31, 2009. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could be converted into shares of the Company’s common stock at a conversion price of $0.03 per share, which was the approximate closing price of the Company’s common stock on the date of the note, at any time. In connection with this note, the Company issued warrants to purchase 333,333 shares of the Company’s common stock at an exercise price of $0.03 per share. The warrants expire on the earlier of (i) April 21, 2016 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $8,312, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants was charged to interest expense over the period that the note was outstanding. Accordingly, during the three months and six months ended June 30, 2009, the Company recorded interest expense of $8,312, relative to the amortized discount. On April 28, 2009, the $20,000 note was paid in full.

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

During the three months ended June 30, 2009 and 2008, the Company recorded total interest expense of $59,012 and $43,827, respectively, relative to the amortization of discounts. During the six months ended June 30, 2009 and 2008, the Company recorded total interest expense of $59,012 and $87,655, respectively, relative to the amortization of discounts.

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

As of December 31, 2007, the derivative liability was $43,750 representing an aggregate amount of proceeds received from the issuance of common stock under private placement offerings. Of that amount, $18,750 related to the issuance of common stock under a private placement during the three months ending March 31, 2006 at date of issuance, and $25,000 related to the issuance of common stock under similar terms as the private placement during the three months ending June 30, 2006 at date of issuance. During 2007, the Company began reclassification of the derivative liability to equity as the underlying mandatory registration rights for each purchase expired on the date on which the shares may be resold pursuant to an exemption under Rule 144(k) promulgated under the Securities Act. In accordance with Rule 144(k), holders may resell their shares beginning two years after purchase regardless of whether a registration statement has been filed. During the six months ended June 30, 2008 the Company reclassified $43,750 from derivative liability to additional paid-in capital. There was no derivative liability at December 31, 2008, or thereafter.

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

The derivative liability, as described above, is the only financial instrument that is measured and recorded at fair value on the Company’s balance sheets on a recurring basis.  The following table presents the derivative liability at their level within the fair value hierarchy during the six months ended June 30, 2008, as well as a reconciliation of the changes to the beginning and ending balances of such financial instruments during such period. There was no derivative liability at December 31, 2008, or thereafter.

	Fair Value
	Level 1	Level 2	Level 3	Total
Balance, December 31, 2007	$—	$43,750	$—	$43,750
Reclassified to additional paid-in capital	—	(43,750)	—	(43,750)
Balance, June 30, 2008	$—	$—	$—	$—

8.	Stock Options and Warrants

Stock Options

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2009 and 2008, is as follows:

	2009		2008
		Weighted Average		Weighted Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding — beginning of period	7,570,000	$0.39	5,420,000	$0.51
Granted	550,000	$0.03	1,600,000	$0.08
Exercised	—	$—	(250,000)	$0.07
Forfeited	—	$—	—	$—

Outstanding — end of period	8,120,000	$0.37	6,770,000	$0.42

The following table summarizes the number of option shares, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding options and total exercisable options as of June 30, 2009:

	Total Outstanding			Total Exercisable
	Number	Weighted Average		Number	Weighted Average
Price Range	of Shares	Exercise Price	Life (Years)	of Shares	Exercise Price	Life (Years)
$0.03 - $0.35	4,140,000	$0.12	8.78	3,215,000	$0.12	8.68
$0.36 - $0.99	3,980,000	$0.63	6.80	3,980,000	$0.63	6.80

	8,120,000	$0.37	7.81	7,195,000	$0.40	7.64

See Note 9 for a description of the Company’s share-based compensation including the stock option activity during the six months ended June 30, 2009 and 2008.

Stock Warrants

A summary of the Company’s stock warrant activity and related information for the six months ended June 30, 2009 and 2008, is as follows:

	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrant	Price	Warrant	Price
Outstanding — beginning of period	10,090,625	$0.10	8,778,125	$0.12
Granted	17,270,573	$0.03	1,512,500	$0.06
Exercised	(5,000,000)	$0.02	(5,625,000)	$0.07

Outstanding — end of period	22,361,198	$0.06	4,665,625	$0.16

The following table summarizes the number of warrants, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding warrants and total exercisable warrants as of June 30, 2009:

	Total Outstanding			Total Exercisable
		Weighted			Weighted
	Number	Average		Number	Average
	of	Exercise	Life	of	Exercise	Life
Price Range	Shares	Price	(Years)	Shares	Price	(Years)
$0.02 - $0.35	22,211,198	$0.05	6.42	22,211,198	$0.05	6.42
$0.36 - $0.99	100,000	$0.60	1.55	100,000	$0.60	1.55
$1.00 - $1.25	50,000	$1.25	1.55	50,000	$1.25	1.55

	22,361,198	$0.06	6.39	22,361,198	$0.06	6.39

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

For the six months ended June 30, 2009 and 2008, the Black-Scholes option-pricing model has utilized the following assumptions.

	2009	2008
Expected dividend yield	0.00%	0.00%
Expected volatility	142.57%	87.82%
Average risk-free interest rate	1.98%	3.6% to 3.7%
Expected life (in years)	5	5 to 5.75

On May 13, 2009, the Board approved the issuance of 500,000 shares of the Company’s common stock to Dr. Rambod, a consultant and former officer of the Company, as payment for services in connection with the completion and filing of a patent application regarding the Company’s rights in and to the polymer technology developed by the Company. The common stock issued was valued at $0.027 per share, which was the approximate closing price of the Company’s common stock on or about the date of the issuance, for a total of $13,500. On May 13, 2009, the Company recorded consultant compensation expense of $13,500 relating to these shares.

On May 13, 2009, the Company issued options to purchase 250,000 shares of common stock to a consultant for past services. The options became fully vested on May 13, 2009, the date of grant. The options have an exercise price of $0.027 per share, which was the approximate closing price of the Company’s common stock on or about the date of the issuance, and expire in ten years. The fair value of these options on the date of grant was $6,037, and was charged to operations on May 13, 2009.

On May 13, 2009, the Company issued options to purchase a total of 300,000 shares of common stock to two outside directors for past services. The options became fully vested on May 13, 2009, the date of grant. The options have an exercise price of $0.027 per share, which was the approximate closing price of the Company’s common stock on or about the date of the issuance, and expire in ten years. The fair value of these options on the date of grant was $7,244, and was charged to operations on May 13, 2009.

On August 8, 2008, the Company issued options to purchase 1,000,000 shares of common stock to a director pursuant to the 1998 Stock Option Plan. The options vest in eight equal semi-annual installments commencing on February 8, 2009 and continuing on each August 8 and February 8 thereafter until the becoming fully vested on the fourth anniversary of the date of grant, and expire in ten years. The fair value of these options on the date of grant was $83,621 and will be charged to operations on a straight-line basis over the requisite service period. During the three months and six months ended to June 30, 2009, the Company recorded consultant compensation expense of $5,203 and $10,408, respectively, relating to these options.

On June 21, 2008, the Company issued options to purchase 100,000 shares of common stock to a consultant. The options vest over two years, have an exercise price of $0.08 per share, and expire in ten years. The fair value of these options on the date of grant was to $5,901 and is being charged to operations on a straight-line basis over the requisite service period. During the three months and six months ended June 30, 2009, the Company recorded consultant compensation expense of $738 and $1,476, respectively, relating to these options.

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

On August 9, 2007, the Company issued options to purchase 30,000 shares of common stock to a consultant pursuant to the 1998 Stock Option Plan. The options vested over one year, have an exercise price of $0.12 per share, and expire in ten years. The fair value of these options on the date of grant was $2,359 and has been charged to operations on a straight-line basis over the requisite service period. The Company recorded consultant compensation expense of $-0- and $590 relating to these options during the three months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009 and 2008, the Company recorded consultant compensation expense of $-0- and $1,180, respectively, relating to these options.

On August 9, 2007, the Company issued options to purchase 60,000 shares of common stock to a consultant pursuant to the 1998 Stock Option Plan. The options vested over one year, have an exercise price of $0.12 per share, and expire in ten years. The fair value of these options on the date of grant was $4,719 and has been charged to operations on a straight-line basis over the requisite service period. The Company recorded consultant compensation expense of $-0- and $1,180 relating to these options during the three months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009 and 2008, the Company recorded consultant compensation expense of $-0- and $2,360, respectively, relating to these options.

On February 12, 2007, the Company issued options to purchase 50,000 shares of common stock to a consultant pursuant to the 1998 Stock Option Plan. The options vest over two years, have an exercise price of $0.36 per share, and expire in ten years. The fair value of these options on the date of grant was $12,163 and is being charged to operations on a straight-line basis over the requisite service period. The Company recorded consultant compensation expense of $-0- and $1,520 relating to these options during the three months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009 and 2008, the Company recorded consultant compensation expense of $761 and $3,040, respectively, relating to these options.

 On February 12, 2003, the Company issued options to purchase 250,000 shares of common stock to a director and chief executive officer. The options vest over four years, have an exercise price of $0.07 per share, and expire in five years. The fair value of these options on the date of grant was $31,250 and is being charged to operations on a straight-line basis over the requisite service period. The Company recorded director and executive compensation expense of $-0- and $1,563 relating to these options during the three months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009 and 2008, the Company recorded consultant compensation expense of $-0- and $3,126, respectively, relating to these options.

During the three months ended June 30, 2009 and 2008, a total of $32,724 and $89,132, respectively, was charged to operations for share-based compensation costs relating to common stock, stock options and warrants. During the six months ended June 30, 2009 and 2008, a total of $39,426 and $93,985, respectively, was charged to operations for share-based compensation costs relating to common stock, stock options and warrants.

As of June 30, 2009, there was approximately $65,700 of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over the ensuing 37 months.

The intrinsic value of exercisable but unexercised in-the-money stock options and warrants at June 30, 2009 was approximately $52,500, based on a fair market value of $0.03 per share on June 30, 2009. There were no unexercised in-the-money stock options and warrants at December 31, 2008. Accordingly, they had no intrinsic value on that date, based on a fair market value of $0.02 per share on December 31, 2008.

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

Arbitration Proceeding with Former Legal Counsel

On February 17, 2011, the Company commenced a binding arbitration proceeding with its former law firm regarding a fee dispute that arose as a result of claimed attorneys' fees incurred by the former law firm in connection with an arbitration proceeding between the Company and Xcorporeal, and certain transactional matters handled by the law firm for the Company. The former law firm has asserted that approximately $2,729,000 in fees and costs are owed to it by the Company for services rendered during 2008, 2009 and 2010, plus interest. The arbitrators have heard all of the testimony presented by the parties, and the parties submitted their final closing briefs on November 10, 2011. As of January 13, 2012, the arbitrators had not rendered their decision on this matter. The Company believes that it has adequately and appropriately provided for the fees incurred through June 30, 2009 in the accompanying condensed consolidated financial statements. Given the Company’s limited liquidity and working capital resources, it is uncertain whether the Company would be able to satisfy such obligation should a decision adverse to the Company be rendered.

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

The Company’s management performed an assessment of this contingent liability for the June 30, 2009 reporting period and determined that a change in control and/or a qualified financing had not occurred. Based on that determination, no accrual of benefits was made as of June 30, 2009.

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

Issuance of Common Stock and Common Stock Options

On August 5, 2009, the Board approved the issuance of 250,000 shares of the Company’s common stock to Dr. Rambod as payment for additional services in connection with the patent application. The common stock issued was valued at $0.02 per share, which was the approximate closing price of the Company’s common stock on the date of the issuance, for a total of $5,000, and will be charged to operations on August 5, 2009.

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

Arbitration Proceeding with Former Legal Counsel

On February 17, 2011, the Company commenced a binding arbitration proceeding with its former law firm regarding a fee dispute that arose as a result of claimed attorneys' fees incurred by the former law firm in connection with an arbitration proceeding between the Company and Xcorporeal, and certain transactional matters handled by the law firm for the Company. The former law firm has asserted that approximately $2,729,000 in fees and costs are owed to it by the Company for services rendered during 2008, 2009 and 2010, plus interest. The arbitrators have heard all of the testimony presented by the parties, and the parties submitted their final closing briefs on November 10, 2011. As of January 13, 2012, the arbitrators had not rendered their decision on this matter. The Company believes that it has adequately and appropriately provided for the fees incurred through June 30, 2009 in the accompanying condensed consolidated financial statements. Given the Company’s limited liquidity and working capital resources, it is uncertain whether the Company would be able to satisfy such obligation should a decision adverse to the Company be rendered.

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

For the past several years, the Company has experienced net operating losses and negative operating cash flows. As of June 30, 2009, the Company had an accumulated deficit of $17,106,370, a working capital deficiency of $3,597,657, and its total liabilities exceeded its total assets by $3,655,389. Such deficiencies indicate the Company will not be able to meet its current obligations as they come due. In recent years, the Company has financed its working capital requirements through loans and the recurring sale of its securities to related parties, which the Company cannot be assured of obtaining in the future. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2008 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the Three Months Ended June 30, 2009 and 2008

There were no revenues for the three months ended June 30, 2009 and 2008.

General and administrative expenses for the three months ended June 30, 2009 were $252,842, as compared to $885,314 for the three months ended June 30, 2008, a decrease of $632,472 or 71%. Included in such costs was stock-based compensation of $19,224 and $4,853 in 2009 and 2008, respectively. The decrease in general and administrative expenses in 2009, as compared to 2008, reflects the significant legal fees that were  incurred in 2008 primarily in connection with the arbitration proceedings with Xcorporeal and increased needs in connection with financing and reporting activities.

Research and development expenses for the three months ended June 30, 2009 were $14,715 as compared to  $265,010 for the three months ended June 30, 2008, a decrease of $250,295 or 94%. Such decrease reflects the suspension of research and development activities related to the development of the Company’s wearable artificial kidney pending resolution of the Company’s arbitration proceeding with Xcorporeal.

Interest expense was $72,388 for the three months ended June 30, 2009, as compared to $54,528 for the three months ended June 30, 2008, as a result of the additional borrowings being made in 2009.

The Company incurred a net loss from continuing operations for the three months ended June 30, 2009 and 2008 of $339,945 and $1,204,852, respectively.

The Company incurred a net loss for the three months ended June 30, 2009 and 2008 of $339,945 and $1,204,852, respectively.

Losses are expected to continue until such time of resolution of the arbitration with Xcorporeal, Peizer and Gura, resolution of the arbitration with the Company’s former counsel, and the commercial marketing or alternative economic exploitation of the wearable artificial kidney.

Results of Operations for the Six Months Ended June 30, 2009 and 2008

There were no revenues for the six months ended June 30, 2009 and 2008.

General and administrative expenses for the six months ended June 30, 2009 were $626,035, as compared to $2,460,772 for the six months ended June 30, 2008, a decrease of $1,834,737 or 75%. Included in such costs was stock-based compensation of $25,926 and $9,706 in 2009 and 2008, respectively. The decrease in general and administrative expenses in 2009, as compared to 2008, reflects the significant legal fees that were  incurred in 2008 primarily in connection with the arbitration proceedings with Xcorporeal and increased needs in connection with financing and reporting activities.

Research and development expenses for the six months ended June 30, 2009 were $16,531 as compared to  $350,395 for the six months ended June 30, 2008, a decrease of $333,864 or 95%. Such decrease reflects the suspension of research and development activities related to the development of the Company’s wearable artificial kidney pending resolution of the Company’s arbitration proceeding with Xcorporeal.

Interest expense was $85,703 for the six months ended June 30, 2009, as compared to $108,809 for the six months ended June 30, 2008, as a result of the additional borrowings being made in 2009.

Other income of $32,084 for the six months ended June 30, 2009 resulted primarily from the forgiveness of payables. There was no other income during the six months ended June 30, 2008.

The Company incurred a net loss from continuing operations for the six months ended June 30, 2009 and 2008 of $696,185 and $2,919,976, respectively.

The Company incurred a net loss for the six months ended June 30, 2009 and 2008 of $696,185 and $2,919,995, respectively.

Losses are expected to continue until such time of resolution of the arbitration with Xcorporeal, Peizer and Gura, resolution of the arbitration with the Company’s former counsel, and the commercial marketing or alternative economic exploitation of the wearable artificial kidney.

Liquidity and Capital Resources

There was a cash overdraft of $15,789 as of June 30, 2009, as compared to a cash balance of $116,800 as of December 31, 2008, a net decrease of $132,589. The Company does not have sufficient working capital to meet its obligations. Therefore, the Company must obtain outside funding on an on-going basis. The Company cannot provide assurances that it will be successful now or in the future in obtaining any additional capital on terms favorable to it or at all. The failure to obtain such capital will have a material adverse effect on the Company’s financial condition and ability to conduct operations.

In recent years, the Company’s cash flow needs have been met primarily through the sales of common stock, the exercise of stock options and stock warrants, and the proceeds from notes payable to a related party. The Company had a working capital deficit of $3,597,657 and $3,429,307 at June 30, 2009 and December 31, 2008, respectively.

As of June 30, 2009, the Company had notes payable to related parties of $595,012, including accrued interest and net of discount, all of which was current at that date.  As of December 31, 2008, the Company had notes payable to related parties of $896,776, including accrued interest and net of discounts, all of which was current at that date.  Notes payable to related parties decreased by $301,764 at June 30, 2009, as compared to December 31, 2008, due primarily to the roll-over of notes payable into a new note payable with warrants attached thereto that were valued at $377,667, offset by the accrual of interest and the amortization of discounts.

Operating Activities

During the six months ended June 30, 2009, the Company used cash of $232,589 in continuing operating activities, as compared to using cash of $1,222,672 in continuing operating activities during the six months ended June 30, 2008, a decrease of $990,083, reflecting the decrease in professional fees that were incurred in 2008, primarily in connection with the arbitration proceedings with Xcorporeal and increased needs in connection with financing and reporting activities.

During the six months ended June 30, 2009, the Company did not use or generate any cash from discontinued operations.  During the six months ended June 30, 2008, discontinued operations used $19 in cash.

During the six months ended June 30, 2009, the Company used cash of $232,589 in operations, as compared to using cash of $1,222,691 in operating activities during the six months ended June 30, 2008.

Financing Activities

During the six months ended June 30, 2009, the Company generated $115,789 of cash from financing activities consisting of $15,789 from a cash overdraft, $100,000 from the exercise of stock warrants, and $20,000 in proceeds from a note payable to a related party that was repaid before the end of the period. During the six months ended June 30, 2008, the Company generated $573,290 of cash from financing activities, consisting of the proceeds from the issuance of common stock of $154,000, payments received on stock subscription receivables of $26,790, proceeds from the exercise of stock options of $17,500 and $375,000 from the exercise of stock warrants.

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

On May 13, 2009, the $700,000 promissory note payable to Robert M. Snukal, director and chief executive officer, and the $150,000 promissory note payable to Robert M. Snukal, plus accrued interest of $64,611, were rolled-over into a new uncollateralized non-convertible promissory note in the amount of $914,611, due on May 13, 2010, with interest at 6% per annum. In connection with this note, the Company issued warrants to purchase 16,937,240 shares of the Company’s common stock at an exercise price of $0.027 per share. The warrants expire on the earlier of (i) May 13, 2016 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $377,667, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants is being amortized to interest expense over the term of the note using the straight-line method. In March 2010, the $914,611 note, with accrued interest of $42,424, was paid in full.

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

On May 13, 2009, the Board approved the issuance of 500,000 shares of the Company’s common stock to Dr. Rambod, a consultant and former officer of the Company, as payment for services in connection with the completion and filing of a patent application regarding the Company’s rights in and to the polymer technology developed by the Company. The common stock issued was valued at $0.027 per share, which was the approximate closing price of the Company’s common stock on or about the date of the issuance, for a total of $13,500, which was charged to operations on May 13, 2009. On August 5, 2009, the Board approved an additional issuance of 250,000 shares of the Company’s common stock to Dr. Rambod as payment for additional services in connection with the patent application. The common stock issued was valued at $0.02 per share, which was the approximate closing price of the Company’s common stock on the date of the issuance, for a total of $5,000, which was charged to operations on August 5, 2009.

On May 13, 2009, the Company issued options to purchase 250,000 shares of common stock to an employee for past services. The options became fully vested on May 13, 2009, the date of grant. The options have an exercise price of $0.027 per share, which was the approximate closing price of the Company’s common stock on or about the date of the issuance, and expire in ten years. The fair value of these options on the date of grant was $6,037, which was charged to operations on May 13, 2009.

On May 13, 2009, the Company issued options to purchase a total of 300,000 shares of common stock to two outside directors for past services. The options became fully vested on May 13, 2009, the date of grant. The options have an exercise price of $0.027 per share, which was the approximate closing price of the Company’s common stock on or about the date of the issuance, and expire in ten years. The fair value of these options on the date of grant was $7,244, which was charged to operations on May 13, 2009.

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

We conducted an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report. Based on that evaluation, our Chief Executive Officer has concluded that as of June 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses.

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

On February 17, 2011, the Company commenced a binding arbitration proceeding with its former law firm regarding a fee dispute that arose as a result of claimed attorneys' fees incurred by the former law firm in connection with an arbitration proceeding between the Company and Xcorporeal, and certain transactional matters handled by the law firm for the Company. The former law firm has asserted that approximately $2,729,000 in fees and costs are owed to it by the Company for services rendered during 2008, 2009 and 2010, plus interest. The arbitrators have heard all of the testimony presented by the parties, and the parties submitted their final closing briefs on November 10, 2011. As of January 13, 2012, the arbitrators had not rendered their decision on this matter. The Company believes that it has adequately and appropriately provided for the fees incurred through June 30, 2009 in the accompanying condensed consolidated financial statements. Given the Company’s limited liquidity and working capital resources, it is uncertain whether the Company would be able to satisfy such obligation should a decision adverse to the Company be rendered.

Item 1A – Risk Factors

Not applicable.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Information with respect to the sales of unregistered equity securities can be found at Note 5 to the June 30, 2009 condensed consolidated financial statements. The proceeds from such sales were used to fund the Company’s operating activities.

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