Form 10-Q
period 2009-09-30
NATIONAL QUALITY CARE INC
filed 2012-01-17
CIK 872544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  80,221,807 shares of common stock as of September 30, 2009.

Documents incorporated by reference:  None

A.           EXPLANATORY NOTE

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

NATIONAL QUALITY CARE, INC.
AND SUBSIDIARY

i

Forward-Looking Statements

Certain statements in this Quarterly Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These include statements about anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words “budgeted,” “anticipate,” “project,” “estimate,” “expect,” “may,” “believe,” “potential” and similar statements are intended to be among the statements that are forward-looking statements. Because such statements reflect the risk and uncertainty that is inherent in our business, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of these risks and uncertainties are related to our current business situation and include, but are not limited to, our lack of revenues, our history of operating losses, our need for additional financing, the uncertainty of our pending arbitration with our former legal counsel, and the uncertainty about our ability to continue as a going concern, as well as those set forth in this Quarterly Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of September 30, 2009. We undertake no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

PART I – FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

NATIONAL QUALITY CARE, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash	$20,717	$116,800
Prepaid expenses and other current assets	6,749	13,291
Total current assets	27,466	130,091
Technology rights, net of accumulated amortization of $38,947 at September 30, 2009 and $35,302 at December 31, 2008	61,053	64,698
Total assets	$88,519	$194,789

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$3,005,058	$2,662,622
Advances due to related party	87,500	—
Notes payable to related party, including accrued interest of $21,199 at September 30, 2009 and $46,776 at December 31, 2008, net of discounts of $231,774 at September 30, 2009 and $-0- at December 31, 2008	704,036	896,776
Note payable to consultant	120,000	—
Total current liabilities	3,916,594	3,559,398
Note payable to consultant	—	120,000
Total liabilities	3,916,594	3,679,398

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.01 par value; authorized - 5,000,000 shares; issued – none	—	—
Common stock, $0.01 par value; authorized - 125,000,000 shares; issued and outstanding – 80,221,807 shares at September 30, 2009 and 73,916,252 shares at December 31, 2008	802,219	739,163
Additional paid-in capital	12,674,706	12,186,413
Accumulated deficit	(17,305,000)	(16,410,185)
Total stockholders’ deficiency	(3,828,075)	(3,484,609)
Total liabilities and stockholders’ deficiency	$88,519	$194,789

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$—	$—	$—	$—

Operating expenses:
General and administrative, including $5,944 and $4,412 of stock-based compensation costs for the three months ended September 30, 2009 and 2008, respectively, and $31,870 and $14,118 of stock-based compensation costs for the nine months ended September 30, 2009 and 2008, respectively	143,028	371,041	769,064	2,831,813
Research and development, including $5,000 and $-0- of stock-based compensation costs for the three months ended September 30, 2009 and 2008, respectively, and $18,500 and $84,279 of stock-based compensation costs for the nine months ended September 30, 2009 and 2008, respectively	60,941	36,284	77,472	386,679
Total operating expenses	203,969	407,325	846,536	3,218,492
Loss from operations	(203,969)	(407,325)	(846,536)	(3,218,492)
Interest expense	(109,781)	(72,422)	(195,484)	(181,231)
Other income	115,121	—	147,205	—
Loss from continuing operations	(198,629)	(479,747)	(894,815)	(3,399,723)
Income (loss) from discontinued operations	—	10	—	(9)
Net loss	$(198,629)	$(479,737)	$(894,815)	$(3,399,732)

Net loss per common share - basic and diluted:
From continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.06)
From discontinued operations	—	0.00	—	(0.00)
Total net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.06)

Weighted average common shares outstanding – basic and diluted	80,081,710	60,028,752	77,140,509	60,028,752

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

Year Ended December 31, 2008
 And Nine Months Ended September 30, 2009

	Common Stock		Additional Paid-in	Stock Subscriptions and Other Receivables from	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stockholders	Deficit	Deficiency
Balance at December 31, 2007	54,191,252	$541,913	$11,343,306	$(49,815)	$(12,837,325)	$(1,001,921)
Shares issued in private placement	13,650,000	136,500	297,500	(30,000)	—	404,000
Reclassification of derivative liability	—	—	43,750	—	—	43,750
Payments received on stock subscription receivables	—	—	—	36,788	—	36,788
Stock-based compensation costs	—	—	112,629	—	—	112,629
Exercise of stock options	250,000	2,500	15,000	—	—	17,500
Exercise of stock warrants	5,825,000	58,250	328,750	—	—	387,000
Fair value of warrants issued in connection with convertible debt	—	—	45,478	—	—	45,478
Write-off of other receivable from stockholder	—	—	—	43,027	—	43,027
Net loss	—	—	—	—	(3,572,860)	(3,572,860)
Balance at December 31, 2008	73,916,252	739,163	12,186,413	—	(16,410,185)	(3,484,609)
Stock-based compensation costs	750,000	7,500	42,870	—	—	50,370
Exercise of stock warrants	5,555,555	55,556	59,444	—	—	115,000
Fair value of warrants issued in connection with debt	—	—	385,979	—	—	385,979
Net loss	—	—	—	—	(894,815)	(894,815)
Balance at September 30, 2009 (Unaudited)	80,221,807	$802,219	$12,674,706	$—	$(17,305,000)	$(3,828,075)

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Continuing operations:
Loss from continuing operations	$(894,815)	$(3,399,723)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Amortization of technology rights	3,645	3,645
Amortization of discount on notes payable	154,205	147,978
Stock-based compensation costs	50,370	98,397
Note payable issued for services rendered	—	120,000
Forgiveness of payables	(147,980)	—
Changes in operating assets and liabilities:
Decrease in -
Prepaid expenses and other current assets	6,542	30,909
Increase in -
Accounts payable and accrued expenses	490,416	1,529,290
Accrued interest due to related party	39,034	32,581
Net cash used in continuing operating activities	(298,583)	(1,436,923)
Discontinued operations:
Loss from discontinued operations	—	(9)
Net cash used in discontinued operating activities	—	(9)
Net cash used in operating activities	(298,583)	(1,436,932)

Cash flows from financing activities:
Proceeds from the issuance of common stock	—	204,000
Advances from related party	87,500	—
Payments received on stock subscription receivables	—	36,790
Proceeds from exercise of stock options	—	17,500
Proceeds from exercise of stock warrants	115,000	387,000
Proceeds from notes payable to related party	20,000	100,000
Repayment of note payable to related party	(20,000)	—
Net cash provided by financing activities	202,500	745,290

Net decrease in cash	(96,083)	(691,642)
Cash balance at beginning of period	116,800	709,579
Cash balance at end of period	$20,717	$17,937

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$1,600	$1,600

Non-cash financing activities:
Notes payable to related party, including related accrued interest, rolled-over into a new note payable	$914,611	$—
Discount recorded for issuance of warrants in connection with convertible notes payable to related party	$385,979	$45,478
Derivative liability reclassified to additional paid-in capital	$—	$43,750
Common stock issued for stock subscription receivables	$—	$30,000

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.
AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three Months and Nine Months Ended September 30, 2009 and 2008

1. Basis of Presentation

The condensed consolidated financial statements of National Quality Care, Inc. and its wholly-owned subsidiary, Los Angeles Community Dialysis, Inc. (the “Company”) at September 30, 2009, and for the three months and nine months ended September 30, 2009 and 2008 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2009, the results of its operations for the three months and nine months ended September 30, 2009 and 2008, and its cash flows for the nine months ended September 30, 2009 and 2008. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2008 has been derived from the Company’s audited financial statements.

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

For the past several years, the Company has experienced net operating losses and negative operating cash flows. As of September 30, 2009, the Company had an accumulated deficit of $17,305,000, a working capital deficiency of $3,889,128, and its total liabilities exceeded its total assets by $3,828,075. Such deficiencies indicate the Company will not be able to meet its current obligations as they come due. In recent years, the Company has financed its working capital requirements through loans and the recurring sale of its securities to related parties, which the Company cannot be assured of obtaining in the future. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2008 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2009, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2008 and thereafter.  The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of September 30, 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

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

At September 30, 2009 and 2008, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	2009	2008

Warrants	21,805,643	5,090,625
Stock options	8,120,000	7,770,000
Convertible notes payable	—	11,721,311
Total	29,925,643	24,581,936

Fair Value of Financial Instruments

The carrying amounts of cash, prepaid expenses and other current assets, accounts payable and accrued expenses and advances due to related party approximate their respective fair values due to the short-term nature of these items. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

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

Technology Rights

Technology rights for a wearable artificial kidney are being amortized over an estimated useful life of approximately 20 years. Amortization is included in research and development expense and amounted to $1,215 for the three months ended September 30, 2009 and 2008, and $3,645 for the nine months ended September 30, 2009 and 2008. On December 14, 2009, the Company entered into an Asset Purchase Agreement for the sale of these rights, which was consummated on March 19, 2010 (see Note 12).

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

Notes Payable to Related Party

On December 26, 2007, the Company entered into a $700,000 uncollateralized convertible promissory note agreement with Robert M. Snukal, a director and chief executive officer, bearing interest at 6% per annum, and payable on December 31, 2008. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could be converted into shares of the Company’s common stock at a conversion price of $0.07 per share, which was the approximate closing price of the Company’s common stock on or about the date of the note. In connection with this note, the Company issued warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.07 per share. The warrants were exercised in March 2008. The relative fair value of the warrants at the time of issuance was determined to be $179,163, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method. For the three months and nine months ended September 30, 2008, the Company recorded interest expense of $44,310 and $131,965, respectively, relative to the amortized discount. The discount was fully amortized as of December 31, 2008.

On August 12, 2008, the Company entered into a $150,000 uncollateralized convertible promissory note agreement with Robert M. Snukal, a director and chief executive officer, bearing interest at 6% per annum, payable on December 31, 2008. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could be converted into shares of the Company’s common stock at a conversion price of $0.12 per share, which was the approximate closing price of the Company’s common stock on or about the date of the note. In connection with this note, the Company issued warrants to purchase 625,000 shares of the Company’s common stock at an exercise price of $0.12 per share. The relative fair value of the warrants at the time of issuance was determined to be $45,478, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method. For the three months and nine months ended September 30, 2008, the Company recorded interest expense of $16,013 relative to the amortized discount. The discount was fully amortized as of December 31, 2008.

On May 13, 2009, the $700,000 promissory note payable to related party and the $150,000 promissory note payable to related party, plus accrued interest of $64,611, were rolled-over into a new uncollateralized non-convertible promissory note in the amount of $914,611, due on May 13, 2010, with interest at 6% per annum. In connection with this note, the Company issued warrants to purchase 16,937,240 shares of the Company’s common stock at an exercise price of $0.027 per share, which was the approximate closing price of the Company’s common stock on or about the date of the note. The warrants expire on the earlier of (i) May 13, 2016 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $377,667, using the Black-Scholes option-pricing model, and was recorded as discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method. For the three months and nine months ended September 30, 2009, the Company recorded interest expense of $95,193 and $145,893, respectively, relative to the amortized discount. In March 2010, the $914,611 note, with accrued interest of $42,424, was paid in full.

On April 21, 2009, the Company entered into a $20,000 uncollateralized convertible promissory note agreement Robert M. Snukal, a director and chief executive officer, bearing interest at 6% per annum, and payable on August 31, 2009. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could be converted into shares of the Company’s common stock at a conversion price of $0.03 per share, which was the approximate closing price of the Company’s common stock on the date of the note, at any time. In connection with this note, the Company issued warrants to purchase 333,333 shares of the Company’s common stock at an exercise price of $0.03 per share. The warrants expire on the earlier of (i) April 21, 2016 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $8,312, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants was charged to interest expense over the period that the note was outstanding. Accordingly, during the three months and nine months ended September 30, 2009, the Company recorded interest expense of $-0- and $8,312, respectively, relative to the amortized discount. On April 28, 2009, the $20,000 note was paid in full.

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

During the three months ended September 30, 2009 and 2008, the Company recorded total interest expense of $95,193 and $60,323, respectively, relative to the amortization of discounts. During the nine months ended September 30, 2009 and 2008, the Company recorded total interest expense of $154,205 and $147,978, respectively, relative to the amortization of discounts.

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

Advances due to Related Party

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

As of December 31, 2007, the derivative liability was $43,750 representing an aggregate amount of proceeds received from the issuance of common stock under private placement offerings. Of that amount, $18,750 related to the issuance of common stock under a private placement during the three months ending March 31, 2006 at date of issuance, and $25,000 related to the issuance of common stock under similar terms as the private placement during the three months ending June 30, 2006 at date of issuance. During 2007, the Company began reclassification of the derivative liability to equity as the underlying mandatory registration rights for each purchase expired on the date on which the shares may be resold pursuant to an exemption under Rule 144(k) promulgated under the Securities Act. In accordance with Rule 144(k), holders may resell their shares beginning two years after purchase regardless of whether a registration statement has been filed. During the nine months ended September 30, 2008 the Company reclassified $43,750 from derivative liability to additional paid-in capital. There was no derivative liability at December 31, 2008, or thereafter.

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

The derivative liability, as described above, is the only financial instrument that is measured and recorded at fair value on the Company’s balance sheets on a recurring basis.  The following table presents the derivative liability at their level within the fair value hierarchy during the nine months ended September 30, 2008, as well as a reconciliation of the changes to the beginning and ending balances of such financial instruments during such period. There was no derivative liability at December 31, 2008, or thereafter.

	Fair Value
	Level 1	Level 2	Level 3	Total
Balance, December 31, 2007	$—	$43,750	$—	$43,750
Reclassified to additional paid-in capital	—	(43,750)	—	(43,750)
Balance, September 30, 2008	$—	$—	$—	$—

8. Stock Options and Warrants

Stock Options

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2009 and 2008, is as follows:

	2009		2008
		Weighted Average		Weighted Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding — beginning of period	7,570,000	$0.39	5,420,000	$0.51
Granted	550,000	$0.03	2,600,000	$0.10
Exercised	—	$—	(250,000)	$0.07
Forfeited	—	$—	—	$—

Outstanding — end of period	8,120,000	$0.37	7,770,000	$0.39

The following table summarizes the number of option shares, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding options and total exercisable options as of September 30, 2009:

	Total Outstanding			Total Exercisable
	Number	Weighted Average		Number	Weighted Average
Price Range	of Shares	Exercise Price	Life (Years)	of Shares	Exercise Price	Life (Years)
$0.03 - $0.35	4,140,000	$0.12	8.53	3,340,000	$0.12	8.45
$0.36 - $0.99	3,980,000	$0.63	6.55	3,980,000	$0.63	6.55

	8,120,000	$0.37	7.56	7,320,000	$0.40	7.42

See Note 9 for a description of the Company’s share-based compensation including the stock option activity during the nine months ended September 30, 2009 and 2008.

Stock Warrants

A summary of the Company’s stock warrant activity and related information for the nine months ended September 30, 2009 and 2008, is as follows:

	2009		2008
		Weighted Average		Weighted Average
	Warrant	Exercise Price	Warrant	Exercise Price
Outstanding — beginning of period	10,090,625	$0.10	8,778,125	$0.12
Granted	17,270,573	$0.03	2,137,500	$0.08
Exercised	(5,555,555)	$0.02	(5,825,000)	$0.07

Outstanding — end of period	21,805,643	$0.06	5,090,625	$0.16

The following table summarizes the number of warrants, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding warrants and total exercisable warrants as of September 30, 2009:

	Total Outstanding			Total Exercisable
	Number	Weighted Average		Number	Weighted Average
Price Range	of Shares	Exercise Price	Life (Years)	of Shares	Exercise Price	Life (Years)
$0.02 - $0.35	21,655,643	$0.06	6.16	21,655,643	$0.06	6.16
$0.36 - $0.99	100,000	$0.60	1.29	100,000	$0.60	1.29
$1.00 - $1.25	50,000	$1.25	1.29	50,000	$1.25	1.29

	21,805,643	$0.06	6.12	21,805,643	$0.06	6.12

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

For the nine months ended September 30, 2009 and 2008, the Black-Scholes option-pricing model has utilized the following assumptions.

	2009	2008
Expected dividend yield	0.00%	0.00%
Expected volatility	142.57%	87.82%
Average risk-free interest rate	1.9%	3.6% to 3.7%
Expected life (in years)	5	5 to 5.75

On August 5, 2009, the Board approved the issuance of 250,000 shares of the Company’s common stock to Dr. Rambod as payment for additional services in connection with the patent application. The common stock issued was valued at $0.02 per share, which was the approximate closing price of the Company’s common stock on the date of the issuance, for a total of $5,000, and was charged to operations on August 5, 2009.

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

On August 8, 2008, the Company issued options to purchase 1,000,000 shares of common stock to a director pursuant to the 1998 Stock Option Plan. The options vest in eight equal semi-annual installments commencing on February 8, 2009 and continuing on each August 8 and February 8 thereafter until the becoming fully vested on the fourth anniversary of the date of grant, and expire in ten years. The fair value of these options on the date of grant was $83,621 and will be charged to operations on a straight-line basis over the requisite service period. During the three months ended September 30, 2009 and 2008, the Company recorded consultant compensation expense of $5,206 and $-0-, respectively, relating to these options.  During the nine months ended September 30, 2009 and 2008, the Company recorded consultant compensation expense of $15,614 and $-0-, respectively, relating to these options.

On June 21, 2008, the Company issued options to purchase 100,000 shares of common stock to a consultant. The options vest over two years, have an exercise price of $0.08 per share, and expire in ten years. The fair value of these options on the date of grant was to $5,901 and is being charged to operations on a straight-line basis over the requisite service period. During the three months ended September 30, 2009 and 2008, the Company recorded consultant compensation expense of $738 and $738, respectively, relating to these options.  During the nine months ended September 30, 2009 and 2008, the Company recorded consultant compensation expense of $2,214 and $738, respectively, relating to these options.

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

On August 9, 2007, the Company issued options to purchase 30,000 shares of common stock to a consultant pursuant to the 1998 Stock Option Plan. The options vested over one year, have an exercise price of $0.12 per share, and expire in ten years. The fair value of these options on the date of grant was $2,359 and has been charged to operations on a straight-line basis over the requisite service period. The Company recorded consultant compensation expense of $-0- and $197 relating to these options during the three months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009 and 2008, the Company recorded consultant compensation expense of $-0- and $1,377, respectively, relating to these options.

On August 9, 2007, the Company issued options to purchase 60,000 shares of common stock to a consultant pursuant to the 1998 Stock Option Plan. The options vested over one year, have an exercise price of $0.12 per share, and expire in ten years. The fair value of these options on the date of grant was $4,719 and has been charged to operations on a straight-line basis over the requisite service period. The Company recorded consultant compensation expense of $-0- and $394 relating to these options during the three months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009 and 2008, the Company recorded consultant compensation expense of $-0- and $2,754, respectively, relating to these options.

On February 12, 2007, the Company issued options to purchase 50,000 shares of common stock to a consultant pursuant to the 1998 Stock Option Plan. The options vest over two years, have an exercise price of $0.36 per share, and expire in ten years. The fair value of these options on the date of grant was $12,163 and is being charged to operations on a straight-line basis over the requisite service period. The Company recorded consultant compensation expense of $-0- and $1,520 relating to these options during the three months ended September 31, 2009 and 2008, respectively. During the nine months ended September 30, 2009 and 2008, the Company recorded consultant compensation expense of $761 and $4,560, respectively, relating to these options.

 On February 12, 2003, the Company issued options to purchase 250,000 shares of common stock to a director and chief executive officer. The options vest over four years, have an exercise price of $0.07 per share, and expire in five years. The fair value of these options on the date of grant was $31,250 and is being charged to operations on a straight-line basis over the requisite service period. The Company recorded director and executive compensation expense of $-0- and $1,563 relating to these options during the three months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009 and 2008, the Company recorded consultant compensation expense of $-0- and $4,689, respectively, relating to these options.

During the three months ended September 30, 2009 and 2008, a total of $10,944 and $4,412, respectively, was charged to operations for share-based compensation costs relating to common stock, stock options and warrants. During the nine months ended September 30, 2009 and 2008, a total of $50,370 and $98,397, respectively, was charged to operations for share-based compensation costs relating to common stock, stock options and warrants.

As of September 30, 2009, there was approximately $59,700 of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over the ensuing 34 months.

There were no unexercised in-the-money stock options and warrants at September 30, 2009 and December 31, 2008. Accordingly, they had no intrinsic value on those dates, based on fair market values of $0.02 per share on September 30, 2009 and December 31, 2008.

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

Arbitration Proceeding with Former Legal Counsel

On February 17, 2011, the Company commenced a binding arbitration proceeding with its former law firm regarding a fee dispute that arose as a result of claimed attorneys' fees incurred by the former law firm in connection with an arbitration proceeding between the Company and Xcorporeal, and certain transactional matters handled by the law firm for the Company. The former law firm has asserted that approximately $2,729,000 in fees and costs are owed to it by the Company for services rendered during 2008, 2009 and 2010, plus interest. The arbitrators have heard all of the testimony presented by the parties, and the parties submitted their final closing briefs on November 10, 2011. As of January 13, 2012, the arbitrators had not rendered their decision on this matter. The Company believes that it has adequately and appropriately provided for the fees incurred through September 30, 2009 in the accompanying condensed consolidated financial statements. Given the Company’s limited liquidity and working capital resources, it is uncertain whether the Company would be able to satisfy such obligation should a decision adverse to the Company be rendered.

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

The Company’s management performed an assessment of this contingent liability for the September 30, 2009 reporting period and determined that a change in control and/or a qualified financing had not occurred. Based on that determination, no accrual of benefits was made as of September 30, 2009.

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

Arbitration Proceeding with Former Legal Counsel

On February 17, 2011, the Company commenced a binding arbitration proceeding with its former law firm regarding a fee dispute that arose as a result of claimed attorneys' fees incurred by the former law firm in connection with an arbitration proceeding between the Company and Xcorporeal, and certain transactional matters handled by the law firm for the Company. The former law firm has asserted that approximately $2,729,000 in fees and costs are owed to it by the Company for services rendered during 2008, 2009 and 2010, plus interest. The arbitrators have heard all of the testimony presented by the parties, and the parties submitted their final closing briefs on November 10, 2011. As of January 13, 2012, the arbitrators had not rendered their decision on this matter. The Company believes that it has adequately and appropriately provided for the fees incurred through September 30, 2012 in the accompanying condensed consolidated financial statements. Given the Company’s limited liquidity and working capital resources, it is uncertain whether the Company would be able to satisfy such obligation should a decision adverse to the Company be rendered.

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

For the past several years, the Company has experienced net operating losses and negative operating cash flows. As of September 30, 2009, the Company had an accumulated deficit of $17,305,000, a working capital deficiency of $3,889,128, and its total liabilities exceeded its total assets by $3,828,075. Such deficiencies indicate the Company will not be able to meet its current obligations as they come due. In recent years, the Company has financed its working capital requirements through loans and the recurring sale of its securities to related parties, which the Company cannot be assured of obtaining in the future. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2008 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the Three Months Ended September 30, 2009 and 2008

There were no revenues for the three months ended September 30, 2009 and 2008.

General and administrative expenses for the three months ended September 30, 2009 were $143,028, as compared to $371,041 for the three months ended September 30, 2008, a decrease of $228,013 or 61%. Included in such costs was stock-based compensation of $5,944 and $4,412 in 2009 and 2008, respectively. The decrease in general and administrative expenses in 2009, as compared to 2008, reflects the significant legal fees that were  incurred in 2008 primarily in connection with the arbitration proceedings with Xcorporeal and increased needs in connection with financing and reporting activities.

Research and development expenses for the three months ended September 30, 2009 were $60,941 as compared to $36,284 for the three months ended September 30, 2008, an increase of $24,657 or 68%. Such increase reflects expenditures made during the period in order to protect the Company’s interests in its wearable artificial kidney.

Interest expense was $109,781 for the three months ended September 30, 2009, as compared to $72,422 for the three months ended September 30, 2008, as a result of the additional borrowings being made in 2009.

Other income of $115,121 for the three months ended September 30, 2009 resulted primarily from the forgiveness of payables. There was no other income during the three months ended September 30, 2008.

The Company incurred a net loss from continuing operations for the three months ended September 30, 2009 and 2008 of $198,629 and $479,747, respectively.

The Company incurred a net loss for the three months ended September 30, 2009 and 2008 of $198,629 and $479,737, respectively.

Losses are expected to continue until such time of resolution of the arbitration with Xcorporeal, Peizer and Gura, resolution of the arbitration with the Company’s former counsel, and the commercial marketing or alternative economic exploitation of the wearable artificial kidney.

Results of Operations for the Nine Months Ended September 30, 2009 and 2008

There were no revenues for the nine months ended September 30, 2009 and 2008.

General and administrative expenses for the nine months ended September 30, 2009 were $769,064, as compared to $2,831,813 for the nine months ended September 30, 2008, a decrease of $2,062,749 or 73%. Included in such costs was stock-based compensation of $31,870 and $14,118 in 2009 and 2008, respectively. The decrease in general and administrative expenses in 2009, as compared to 2008, reflects the significant legal fees that were  incurred in 2008 primarily in connection with the arbitration proceedings with Xcorporeal and increased needs in connection with financing and reporting activities.

Research and development expenses for the nine months ended September 30, 2009 were $77,472 as compared to  $386,679 for the nine months ended September 30, 2008, a decrease of $309,207 or 80%. Such decrease reflects the suspension of research and development activities related to the development of the Company’s wearable artificial kidney pending resolution of the Company’s arbitration proceeding with Xcorporeal.

Interest expense was $195,484 for the nine months ended September 30, 2009, as compared to $181,231 for the nine months ended September 30, 2008, as a result of the additional borrowings being made in 2009.

Other income of $147,205 for the nine months ended September 30, 2009 resulted primarily from the forgiveness of payables. There was no other income during the nine months ended September 30, 2008.

The Company incurred a net loss from continuing operations for the nine months ended September 30, 2009 and 2008 of $894,815 and $3,399,723, respectively.

The Company incurred a net loss for the nine months ended September 30, 2009 and 2008 of $894,815 and $3,399,732, respectively.

Losses are expected to continue until such time of resolution of the arbitration with Xcorporeal, Peizer and Gura, resolution of the arbitration with the Company’s former counsel, and the commercial marketing or alternative economic exploitation of the wearable artificial kidney.

Liquidity and Capital Resources

Cash was $20,717 as of September 30, 2009, as compared to $116,800 as of December 31, 2008, a  decrease of $96,083. The Company does not have sufficient working capital to meet its obligations. Therefore, the Company must obtain outside funding on an on-going basis. The Company cannot provide assurances that it will be successful now or in the future in obtaining any additional capital on terms favorable to it or at all. The failure to obtain such capital will have a material adverse effect on the Company’s financial condition and ability to conduct operations.

In recent years, the Company’s cash flow needs have been met primarily through the sales of common stock, the exercise of stock options and stock warrants, and the proceeds from advances and notes payable to a related party. The Company had a working capital deficit of $3,889,128 and $3,429,307 at September 30, 2009 and December 31, 2008, respectively.

As of September 30, 2009, the Company had an advance due to a related party of $87,500 and notes payable to related parties of $704,036, including accrued interest and net of discount, all of which was current at that date.  As of December 31, 2008, the Company had notes payable to related parties of $896,776, including accrued interest and net of discounts, all of which was current at that date.  Notes payable to related parties decreased by $192,740 at September 30, 2009, as compared to December 31, 2008, due primarily to the roll-over of notes payable into a new note payable with warrants attached thereto that were valued at $377,667, offset by the accrual of interest and the amortization of discounts.

Operating Activities

During the nine months ended September 30, 2009, the Company used cash of $298,583 in continuing operating activities, as compared to using cash of $1,436,923 in continuing operating activities during the nine months ended September 30, 2008, a decrease of $1,138,340, reflecting the decrease in professional fees that were incurred in 2008, primarily in connection with the arbitration proceedings with Xcorporeal and increased needs in connection with financing and reporting activities.

During the nine months ended September 30, 2009, the Company did not use or generate any cash from discontinued operations.  During the nine months ended September 30, 2008, discontinued operations used $9 in cash.

During the nine months ended September 30, 2009, the Company used cash of $298,583 in operations, as compared to using cash of $1,436,932 in operating activities during the nine months ended September 30, 2008.

Financing Activities

During the nine months ended September 30, 2009, the Company generated $202,500 of cash from financing activities consisting of $87,500 in advances from a related party, $115,000 from the exercise of stock warrants, and $20,000 in proceeds from a note payable to a related party that was repaid before the end of the period. During the nine months ended September 30, 2008, the Company generated $745,290 of cash from financing activities, consisting of the proceeds from the issuance of common stock of $204,000, payments received on stock subscription receivables of $36,790, proceeds from the exercise of stock options of $17,500, proceeds from a note payable to a related party of $100,000 and $387,000 from the exercise of stock warrants.

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

On October 18, 2009, the Company entered into a $200,000 uncollateralized convertible promissory note agreement with Robert M. Snukal, director and chief executive officer, bearing interest at 6% per annum, and payable on April 30, 2010. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could be converted into shares of the Company’s common stock at a conversion price of $0.022 per share, which was the approximate closing price of the Company’s common stock on or about the date of the note, at any time. In connection with this note, the Company issued warrants to purchase 4,545,455 shares of the Company’s common stock at an exercise price of $0.022 per share. The warrants expire on the earlier of (i) October 18, 2016 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $83,597, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the will be amortized to interest expense over the term of the note using the straight-line method. In March 2010, the $200,000 note, with accrued interest of $4,077, was paid in full.

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

We conducted an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report. Based on that evaluation, our Chief Executive Officer has concluded that as of September 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 17, 2011, the Company commenced a binding arbitration proceeding with its former law firm regarding a fee dispute that arose as a result of claimed attorneys' fees incurred by the former law firm in connection with an arbitration proceeding between the Company and Xcorporeal, and certain transactional matters handled by the law firm for the Company. The former law firm has asserted that approximately $2,729,000 in fees and costs are owed to it by the Company for services rendered during 2008, 2009 and 2010, plus interest. The arbitrators have heard all of the testimony presented by the parties, and the parties submitted their final closing briefs on November 10, 2011. As of January 13, 2012, the arbitrators had not rendered their decision on this matter. The Company believes that it has adequately and appropriately provided for the fees incurred through September 30, 2009 in the accompanying condensed consolidated financial statements. Given the Company’s limited liquidity and working capital resources, it is uncertain whether the Company would be able to satisfy such obligation should a decision adverse to the Company be rendered.

Item 1A – Risk Factors

Not applicable.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Information with respect to the sales of unregistered equity securities can be found at Note 5 to the September 30, 2009 condensed consolidated financial statements. The proceeds from such sales were used to fund the Company’s operating activities.

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