Form 10-K
period 2009-12-31
NATIONAL QUALITY CARE INC
filed 2012-03-16
CIK 872544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

(323) 254-2014 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2009 is not determinable because there is no market for the Registrant’s common stock.

There were 80,221,807 shares of common stock outstanding as of December 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

i

EXPLANATORY NOTE

Prior to December 7, 2011, National Quality Care, Inc. has not filed any periodic reports since December 9, 2008 for the quarterly report on Form 10-Q for the period ended September 30, 2008. This report is one of several reports being filed by National Quality Care, Inc. in order to bring its filing current as of the date hereof. Except as otherwise noted, the information in this report relates solely to the period covered thereby.

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

National Quality Care, Inc. was incorporated in Delaware in 1989 under the name “Emory Capital Corp.” The Company changed its name to Sargent, Inc. in 1991 and to National Quality Care, Inc. in 1996. Until May 31, 2006, the Company, through Los Angeles Community Dialysis, Inc., a California corporation (“LACD”), a wholly-owned subsidiary, provided dialysis services for patients suffering from chronic kidney failure and for patients suffering from acute kidney failure through a visiting nursing program contracted to several Los Angeles County hospitals. On May 31, 2006, LACD completed the sale of substantially all of its assets used in the chronic care dialysis clinic. On June 15, 2006, LACD completed the sale of the acute care dialysis unit. The Company decided to sell the dialysis units in order to focus principally on completion of the development and eventual commercial marketing of the Wearable Kidney.

The terms “NQCI,” “the Company,” “we,” “us” or “our” refer to National Quality Care, Inc., a Delaware corporation.

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

Employees

The Company has no employees and several consultants in administration as of December 31, 2009.

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

Written Consent of the Company's Stockholders

On December 14, 2009, the holders of more than 50% of the issued and outstanding commons stock of the Company, considered and approved by written consent the Asset Sale. This written consent was sufficient to approve the Asset Sale and delivery of any and all documents necessary to the consummation of the Asset Sale.

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

Item1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Property

As of December 31, 2009, we are operating out of 2431 Hill Drive, Los Angeles, California 90041.

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

On February 17, 2011, the Company commenced a binding arbitration with its former law firm regarding a fee dispute that arose as a result of claimed attorneys' fees incurred by the former law firm in connection with an arbitration between the Company and Xcorporeal and certain transactional and litigation matters handled by the law firm for the Company. The former law firm has asserted that approximately $2,729,000 million fees and costs are owed to it, plus interest. The binding arbitration is being heard in Los Angeles County by a panel of three arbitrators. The arbitrators have heard all of the testimony presented by the parties, and the parties submitted their final closing briefs on November 10, 2011. As of March 14, 2012 the arbitrators had not rendered their decision.

Item 4. [Reserved]

PART II

Item 4. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

During 2009 there was no established trading market for our common stock. Our common stock trades only periodically on the so-called over-the-counter “pink sheets.” In 2009, we are only aware of one transaction in the Company’s common stock for a nominal amount of shares.

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

As of December 31, 2009, our authorized capital stock consisted of 125,000,000 shares of common stock, par value $0.01 per share and 5,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2009, there were issued and outstanding 80,221,807 shares of common stock held by approximately 435 holders of record. There were no shares of preferred stock issued and outstanding.

Equity Compensation Plan Information

The following is a summary of all of our equity compensation plans and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2009:

	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	990,000	$0.24	10,000 (1)
Equity compensation plans not approved by security holders	4,980,000	$0.46	N/A
Total	5,970,000	$0.42	10,000 (1)

(1)	Represents shares available under the Company’s 1998 Stock Option Plan.

Dividend Policy

We have not declared or paid any dividends since inception on our common stock. We do not anticipate that any dividends will be declared or paid in the future on our common stock.

Our transfer agent is Colonial Stock Transfer, 66 Exchange Place, Salt Lake City, Utah 84111, telephone (801) 355-5740.

Recent Sales of Unregistered Securities

Between April 21, 2009 through July 7, 2009, the Company completed various transactions that involved the sale of securities that were not registered under the Securities Act of 1933 (“1933 Act”) in reliance upon Section 4(2) and Regulation D of the 1933 Act. These transactions are described under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” There was no commission payable with respect to these transactions.

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

As of December 31, 2009, the Company did not have sufficient working capital to meet its obligations. Therefore, the Company needed to obtain funding on an ongoing basis from outside sources, in addition to the proceeds received from the sale of its technology rights in 2010. There can be no assurances that the Company will be successful in obtaining additional capital on commercially reasonable terms or at all. The failure to obtain such capital would be expected to have a material adverse effect on the Company’s financial condition and results of operations.

Sale of Assets

On December 14, 2009, the Company entered into an Asset Purchase Agreement (the “Agreement”) by and among Xcorporeal, Inc. (“Xcorporeal”) and Fresenius USA, Inc., a Massachusetts corporation and a wholly-owned subsidiary of Fresenius Medical Care Holdings, Inc. (“Fresenius”), pursuant to which the Company and Xcorporeal sold, assigned and delivered to Fresenius all of their respective interests in and relating to: (i) the designs for portable hemodialysis devices; (ii) the designs for continuous renal replacement therapy devices; (iii) the designs for wearable hemodialysis devices (the “HD WAK technology”); (iv) the designs for wearable ultrafiltration devices; (v) the designs for wearable continuous renal replacement therapy devices; and (vi) the development of the supersorbent technology (subject to the option described below). The foregoing technology acquired by Fresenius constituted substantially all of the assets of the Company.

In exchange for the assets purchased, Fresenius agreed to pay the Company an aggregate $5,700,000 in cash as the Company’s portion of the purchase price. Fresenius assumed no previously existing liabilities of the Company. Fresenius also agreed to pay Xcorporeal an aggregate of $2,300,000 in cash. In addition, Fresenius agreed to pay royalties under the Agreement during the life of the patents included in the HD WAK Technology equal to 2% of net revenues received by Fresenius on sales of HD WAK devices in each country where such sales infringe valid and issued claims under such patents, plus $0.75 per treatment of attendant disposables, not to exceed a maximum of $1.50 per patient per week in such countries. Those royalties are to be shared 40% to the Company and 60% to Xcorporeal. Fresenius also agreed to pay royalties under the Agreement during the life of the patents included in the supersorbent technology (the “Supersorbent Patents”), in each country where sales infringe valid and issued claims under such patents, equal to the lesser of $0.75 per supersorbent cartridge or $1.50 per patient per week in such countries, less royalties payable to Technion Research and Development Foundation Ltd. (“TRDF”) under the existing license agreement pursuant to which the Company is a party and which is expected to be assigned to Fresenius. Those royalties will be shared 60% to the Company and 40% to Xcorporeal. While several applications for patents are pending, no patent incorporating the Supersorbent Technology has yet to be issued.

Fresenius also granted to the Company and Xcorporeal an option to obtain a perpetual worldwide license to the supersorbent technology in healthcare fields other than renal. The option is exercisable during the twelve-month period following Fresenius’s receipt of regulatory approval for the sale of a supersorbent product in the United States or the European Union, which the Company expects will require further development of the supersorbent technology with TRDF and successful completion of clinical trials by Fresenius. The consideration for the exercise of the option was $7,500,000, payable in immediately available funds and an on-going royalty in an amount equal to the lesser of $0.75 per supersorbent cartridge or $1.50 per patient per week in each country where such sales infringe valid and issued claims of the Supersorbent Patents issued in such country.

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

On February 17, 2011, the Company commenced a binding arbitration proceeding with its former law firm regarding a fee dispute that arose as a result of claimed attorneys’ fees incurred by the former law firm in connection with an arbitration proceeding between the Company and Xcorporeal, and certain transactional matters handled by the law firm for the Company. The former law firm has asserted that approximately $2,729,000 in fees and costs are owed to it by the Company for services rendered during 2008, 2009 and 2010, plus interest. The arbitrators have heard all of the testimony presented by the parties, and the parties submitted their final closing briefs on November 10, 2011. As of March 14, 2012, the arbitrators had not rendered their decision on this matter. The Company believes that it has adequately and appropriately provided for the fees incurred through December 31, 2009 in its consolidated financial statements. Given the Company’s limited liquidity and working capital resources, the Company may be unable to satisfy such obligation should a decision adverse to the Company be rendered by the arbitrators.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Prior to March 19, 2010, the Company was a research and development company in the business of developing a wearable artificial kidney for dialysis and other medical applications. On that date, the Company consummated a sale of its technology rights with respect to its developing wearable artificial kidney and, consequently, those activities have been accounted for as discontinued operations in the Company’s consolidated financial statements. Since June 15, 2006, the Company has not generated any revenues from operations, and does not expect to do so in the foreseeable future.

For the past several years, the Company has experienced net operating losses and negative operating cash flows. As of December 31, 2009, the Company had an accumulated deficit of $16,254,336, a working capital deficiency of $2,687,871, and its total liabilities exceeded its total assets by $2,687,871. Such deficiencies indicate the Company will be unable to meet its current obligations as they come due. In recent years, the Company has financed its working capital requirements through loans and the recurring sales of its securities to related parties; however, there can be no assurances that such related party funding will be available to the Company in future periods on commercially reasonable terms or at all. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2009 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional debt and/or equity capital and to acquire sufficient operating capital through the sale of assets, development of business activities, or otherwise. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company's financial statement presentation or disclosures.

Significant Accounting Policies

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist primarily of costs incurred with respect to the development of the Company’s wearable artificial kidney for dialysis and other medical applications, and are included in discontinued operations in the consolidated statement of operations.

Technology Rights

Technology rights relate to the Company’s wearable artificial kidney and were being amortized over an estimated useful life of approximately 20 years. Amortization is included in discontinued operations in the consolidated statement of operations.

Stock-Based Compensation

The Company periodically issues stock options and warrants to officers, directors and consultants for services rendered. Options vest and expire according to terms established at the grant date. The Company accounts for share-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense in the consolidated statement of operations over the vesting period of the awards. The Company accounts for share-based payments to consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) the date at which the necessary performance to earn the equity instruments is complete.

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

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting purposes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be recognized as a credit to operations in the period that such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be recognized as a charge to operations in the period that such determination was made.

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

Results of Operations for the Years Ended December 31, 2009 and 2008

There were no revenues for the years ended December 31, 2009 and 2008.

General and administrative expenses for the year ended December 31, 2009 were $993,287, as compared to $2,808,778 for the year ended December 31, 2008, a decrease of $1,815,491 or 65%. Included in such costs was stock-based compensation of $37,813 and $28,350 in 2009 and 2008, respectively. The decrease in general and administrative expenses in 2009 as compared to 2008 consisted primarily of a decrease in legal fees of $1,611,392 and a decrease in accounting related expense of $209,455. Significant legal fees were incurred in 2008 due primarily to the arbitration with Xcorporeal and increased costs in connection with financing and reporting activities.

Interest expense (all to a related party) was $336,883 for the year ended December 31, 2009, as compared to $268,051 for the year ended December 31, 2008, as a result of continued borrowings utilized to fund operating activities.

Other income was $95,228 for the year ended December 31, 2009, as compared to $121,011 for the year ended December 31, 2008.

Due to the gain to be recognized for the sale of its technology rights, the Company recorded a federal income tax benefit of $1,500,000 for the year ended December 31, 2009 as a result of the reduction of a deferred tax valuation allowance that had been established in a prior year for uncertainty relating to the utilization of a net operating loss carryforward. No such federal tax benefit had been provided for the year ended December 31, 2008.

The Company recognized income from continuing operations of $265,058 for the year ended December 31, 2009, as compared to a loss of $2,955,818 for the year ended December 31, 2008, due primarily to a decrease in general and administrative expenses of $1,815,491 and the recognition of a federal tax benefit of $1,500,000 during the year ended December 31, 2009.

The Company incurred a loss from discontinued operations for the years ended December 31, 2009 and 2008 of $109,209 and $617,042, respectively. Such loss related primarily to the Company’s discontinued research and development activities, which amounted to $109,209 and $621,769 during the years ended December 31, 2009 and 2008, respectively. The loss from discontinued operations for the year ended December 31, 2008 was offset by income of $4,727 related to the Company’s previously discontinued dialysis operation.

The Company recognized net income of $155,849 for the year ended December 31, 2009, as compared to a net loss of $3,572,860 for the year ended December 31, 2008.

The Company expects to report continuing losses from operations and negative operating cash flows in 2010 and subsequently, as the Company has no revenue-generating activities, except for the sale of its technology rights.

At December 31, 2009, the Company had net operating loss carryforwards for federal income tax purposes of approximately $16,700,000, which, if not utilized, expire through 2029. In addition, the Company had net operating loss carryforwards of approximately $9,900,000 for state income tax purposes which expire through 2029.

Liquidity and Capital Resources

The Company had cash of $22,281 at December 31, 2009, as compared to $116,800 at December 31, 2008, a decrease of $94,519. The Company does not have sufficient working capital to meet its continuing obligations. In recent years, the Company has financed its working capital requirements through loans and recurring sales of its securities to related parties; however, there can be no assurances that such related party funding will be available to the Company in future periods on commercially reasonable terms or at all. The failure to obtain such capital would be expected to have a material adverse effect on the Company’s financial condition and results of operations.

The Company had a working capital deficit of $2,687,871 and $3,429,307 at December 31, 2009 and 2008, respectively.

As of December 31, 2009, the Company had notes payable to related parties of $964,083, net of discount and including accrued interest, all of which was current at that date. As of December 31, 2008, the Company had notes payable to related parties of $896,776, net of discount and including accrued interest, all of which was current at that date. Notes payable to related parties increased by $67,307 at December 31, 2009, as compared to December 31, 2008.

Operating Activities

During the year ended December 31, 2009, the Company used cash of $279,618 in continuing operating activities, as compared to using cash of $1,332,686 in continuing operating activities during the year ended December 31, 2008, a decrease of $1,053,068. Cash used in continuing operations decreased in 2009 as compared to 2008 as a result of a reduction in professional fees incurred, primarily in connection with the arbitration proceedings with Xcorporeal, and decreased costs related to financing and reporting activities.

During the year ended December 31, 2009, the Company used cash of $129,901 in discontinued operating activities, as compared to using cash of $255,381 in discontinued operating activities during the year ended December 31, 2008, a decrease of $125,480, reflecting the curtailment of research and development activities related to the development of the Company’s wearable artificial kidney pending resolution of the Company’s arbitration proceeding with Xcorporeal.

Financing Activities

During the year ended December 31, 2009, the Company generated $315,000 of cash from financing activities, consisting of $87,500 in advances from a related party, $115,000 from the exercise of stock warrants, and $220,000 in proceeds from a note payable to a related party, less the repayment of advances and notes in the amount of $107,500.

During the year ended December 31, 2008, the Company generated $995,288 of cash from financing activities, consisting of the proceeds from the issuance of common stock of $404,000, payments received on stock subscription receivables of $36,788, proceeds from the exercise of stock options and warrants of $404,500, and the proceeds from a note payable to a related party of $150,000.

The following significant financing transactions, primarily equity related, were completed in 2008 and 2009:

During March 2008, the Company completed a private placement of an aggregate of 1,375,000 Units (the “Units”) at a purchase price of $0.08 per Unit, for a total purchase price of $110,000. Each Unit consisted of one share of common stock of the Company and one warrant to purchase one-half of a share of common stock of the Company at an exercise price of $0.08 per share. The warrants were exercisable immediately upon issuance and expire upon the first to occur of (i) seven years following the date of issuance, (ii) the closing of a firmly underwritten public offering, or (iii) upon a sale of the Company or substantially all of its assets. Robert M. Snukal, director and chief executive officer, purchased 750,000 Units for $60,000 paid in cash at closing. Jose Spiwak, a director, purchased 625,000 Units for $20,000 in cash at closing, with the balance thereof satisfied through delivery of a promissory note. The principal amount of the promissory note, together with accrued and unpaid interest thereunder, was due and payable in three equal installments of $10,000 due April 30, 2008, May 30, 2008, and June 30, 2008. The unpaid principal amount under the promissory note bore interest at the rate of 1.85% per annum and was paid in full on July 1, 2008.

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

During July 2008, the Company completed a private placement to an accredited investor (who was an existing shareholder) of an aggregate of 625,000 shares of common stock at a purchase price of $0.08 per share, for a total purchase price of $50,000.

In August 2008, the Company issued 200,000 shares of its common stock upon the exercise of warrants at $0.06 per share. The Company received $12,000 of proceeds.

During August 2008, the Company entered into a $150,000 uncollateralized convertible promissory note with Robert M. Snukal, director and chief executive officer, with interest at 6% per annum, and was payable on December 31, 2008. The note becomes immediately payable upon the consummation of a change of control transaction, which is defined as (i) a reorganization, consolidation or merger (or similar transaction or series of related transactions) of the Company with or into any other entity, or a sale or exchange of outstanding shares, any of which results in the shareholders of the Company immediately prior to the transaction owning less than 50% of the surviving entity of such transaction or transactions, or (ii) a sale of all or substantially all of the assets of the Company. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could be converted at any time into shares of the Company’s common stock at a conversion price of $0.12 per share, which was the approximate closing price of the Company’s common stock on or about the date of the note. In connection with this note, the Company issued warrants to purchase 625,000 shares of the Company’s common stock at an exercise price of $0.12 per share. The relative fair value of the warrants at the time of issuance was determined to be $45,478, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method.

On October 16, 2008, Robert M. Snukal, director and chief executive officer, purchased 10,000,000 units (the “Units”) of the Company, at a purchase price of $0.02 per Unit, for a total purchase price of $200,000. Each Unit consisted of one share of the Company’s common stock and a warrant to purchase one-half of a share of the Company’s common stock at an exercise price of $0.02 per share. The warrants were exercisable immediately and expire on the earlier of (i) October 16, 2015 or (ii) the closing of the Company’s sale of all or substantially all of its assets, or the acquisition of the Company by another entity by means of merger or other transaction, as a result of which stockholders of the Company immediately prior to such acquisition possess a minority of the voting power of the acquiring entity immediately following such acquisition.

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

On April 21, 2009, the Company entered into a $20,000 uncollateralized convertible promissory note agreement with Robert M. Snukal, director and chief executive officer, with interest at 6% per annum, payable on August 31, 2009. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could be converted at any time into shares of the Company’s common stock at a conversion price of $0.03 per share, which was the approximate closing price of the Company’s common stock on the date the note was issued. In connection with this note, the Company issued warrants to purchase 333,333 shares of the Company’s common stock at an exercise price of $0.03 per share, which was the approximate closing price of the Company’s common stock on the date the warrants were issued. The warrants expire on the earlier of (i) April 21, 2016 or (ii) the closing of the Company’s sale of all or substantially all of its assets, or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $8,312, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method. On April 28, 2009, the $20,000 note was paid in full.

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

On May 13, 2009, the Board approved the issuance of 500,000 shares of the Company’s common stock to Dr. Rambod, a consultant and former officer of the Company, as payment for services in connection with the completion and filing of a patent application regarding the Company’s rights in and to the polymer technology developed by the Company. The 500,000 shares of common stock were valued at $0.027 per share, which was the approximate closing price of the Company’s common stock on or about the date of the issuance, for a total of $13,500, which was charged to discontinued operations on May 13, 2009. On August 5, 2009, the Board approved an additional issuance of 250,000 shares of the Company’s common stock to Dr. Rambod as payment for additional services in connection with the patent application. The 250,000 shares of common stock were valued at $0.02 per share, which was the approximate closing price of the Company’s common stock on the date of the issuance, for a total of $5,000, which was charged to discontinued operations on August 5, 2009.

On May 13, 2009, the Company issued options to purchase 250,000 shares of common stock to an employee for past services, which were fully vested on the date of grant. The options are exercisable at $0.027 per share, which was the approximate closing price of the Company’s common stock on or about the date of the issuance, and expire in ten years. The fair value of these options on the date of grant was $6,037, which was charged to operations on May 13, 2009.

On May 13, 2009, the Company issued options to purchase a total of 300,000 shares of common stock to two outside directors for past services, which were fully vested on the date of grant. The options are exercisable at $0.027 per share, which was the approximate closing price of the Company’s common stock on or about the date of the issuance, and expire in ten years. The fair value of these options on the date of grant was $7,244, which was charged to operations on May 13, 2009.

On July 7, 2009, the Company issued 555,555 shares of its common stock to Robert M. Snukal, director and chief executive officer, upon the exercise of warrants at $0.027 per share. The Company received $15,000 of proceeds.

During August and September 2009, Robert M. Snukal, director and chief executive officer, advanced $87,500 to the Company on a non-interest bearing basis for working capital purposes. On October 17, 2009, the advances were repaid in full.

On October 18, 2009, the Company entered into a $200,000 uncollateralized convertible promissory note agreement with Robert M. Snukal, director and chief executive officer, with interest at 6% per annum, and payable on April 30, 2010. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could be converted at any time into shares of the Company’s common stock at a conversion price of $0.022 per share, which was the approximate closing price of the Company’s common stock on or about the date the note was issued. In connection with this note, the Company issued warrants to purchase 4,545,455 shares of the Company’s common stock at an exercise price of $0.022 per share, which was the approximate closing price of the Company’s common stock on or about the date the warrants were issued. The warrants expire on the earlier of (i) October 18, 2016 or (ii) the closing of the Company’s sale of all or substantially all of its assets, or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $83,597, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method. In March 2010, the $200,000 note, including accrued interest of $4,077, was paid in full.

The following transaction was entered into subsequent to December 31, 2009:

On February 23, 2010, the Company entered into a $45,000 uncollateralized promissory note agreement with Robert M. Snukal, director and chief executive officer, with interest at 5% per annum, and payable on February 23, 2011. This note was paid in full in March 2010.

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

We conducted an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report. Based on that evaluation, our Chief Executive Officer has concluded that as of December 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses.

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

As of December 31, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and Securities and Exchange Commission guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following sets forth the names, ages and principal positions of our directors and executive officers as of December 31, 2009:

Name	Age	Position
Leonardo Berezovsky, M.D.	65	Chairman of the Board of Directors, Chief Financial Officer
Robert M. Snukal	66	Chief Executive Officer, President and Director
Ronald P. Lang, M.D.	59	Executive Vice-President, Secretary and Director
Edmond Rambod, Ph.D.	49	Chief Scientific Officer and Director
Jose Spiwak, M.D.	64	Director

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

Edmond Rambod, Ph.D was appointed as a director and as the Company’s Chief Scientific Officer in August 2008. As the Company’s Chief Scientific Officer, Dr. Rambod is responsible for the Company’s scientific, technical and intellectual property related activities. Dr. Rambod is the inventor of the Company’s wearable devices and has provided the Company with scientific, technical and intellectual property consulting services since 2002. Dr. Rambod is the founder and Chief Executive Officer of BioQuantetics, Inc., a California-based corporation which has developed, among others, an ultrasound diagnostic technology with a variety of medical applications. Dr. Rambod received a Bachelors of Science degree in Chemical Engineering, a Masters of Science degree in Biomedical Engineering and a Doctorate of Philosophy degree in Medicine and Medical Sciences from the Technion - Israel Institute of Technology in Haifa, Israel. Currently, Dr. Rambod holds a Visiting Scholar appointment at the Department of Aeronautics and Bioengineering at the California Institute of Technology in Pasadena, California, where he also served as a Senior Scientist between 1993 and 2000. Prior to 1993, Dr. Rambod served as a Research Scientist in the Department of Cardiothoracic Surgery at Cedars-Sinai Medical Center and as an Associate Scientist in the Biomedical Engineering Program at the University of California at Los Angeles. Dr. Rambod is the recipient of the Achievements Award of the American Physical Society and is an active member of several professional, scientific and medical organizations such as the American Heart Association and the American Association for the Advancement of Science. Many of Dr. Rambod’s accomplishments and peer-reviewed reports relating to science, medicine and healthcare have been published in major medical and scientific journals. Between 1987 and 1989, Dr. Rambod actively served in the Israeli Defense Force.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires its directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on a review of copies of such forms we have received and other information provided to us, Section 16(a) reports applicable to our officers, directors and greater-than-10% shareholders were not timely filed during the year ended December 31, 2009. Robert M. Snukal did not file a required Form 4 for each of the transactions completed on April 29, 2009, May 11, 2009 and July 7, 2009. Edmond Rambod did not file a required Form 4 for each of the transactions completed on May 13, 2009 and August 5, 2009. Jose Spiwak and Ronald P. Long did not file a Form 4 for stock option grants on May 13, 2009.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth for the periods shown information as to the compensation of our principal executive officer, principal financial officer and our two other executive officers:

Name [and Principal Position]	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)*		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leonardo Berezovsky	2009	0		0	0		0		0	0	0	0
Chairman of the Board, CFO	2008	0		0	0		0		0	0	0	0
	2007	0	(6)	0	0		40,139	(1)	0	0	0	40,139

Robert M. Snukal	2009	0		0	0		0		0	0	0	0
CEO, President	2008	0		0	0		0		0	0	0	0
	2007	0	(6)	0	0		86,528	(2)	0	0	0	86,528

Ronald Lang, M.D.	2009	0		0	0		3,622	(3)	0	0	0	3,622
Executive Vice President	2008	0		0	0		0		0	0	0	0
	2007	0		0	0		8,028	(4)	0	0	0	8,028

Edmond Rambod	2009	0		0	18,500	(7)	0		0	0	0	18,500
Executive Vice President/	2008	0		0	0		10,414	(5)	0	0	0	10,414
Chief Science Officer	2007	______		______	______		______		______	______	______	______

*	Represents dollar amount recognized for financial statement reporting purposes in accordance with Statement of Financial Accounting Standards No. 123(R). See the 2008 Consolidated Financial Statements for a discussion of valuation assumptions.

(1)	Includes options to purchase 250,000 shares of common stock at an exercise price of $0.25 per share.

(2)	Includes options to purchase 500,000 shares of common stock at an exercise price of $0.25 per share.

(3)	The grant date value for options issued May 13, 2009 to purchase 150,000 shares of common stock.

(4)	Includes options to purchase 50,000 shares of common stock at an exercise price of $0.25 per share.

(5)	Includes options to purchase 1,000,000 shares of common stock at an exercise price of $0.12 per share, vested in eight equal semi-annual installments commencing on February 8, 2009 and continuing on each August 8 and February 8 thereafter, until the options become fully vested on the fourth anniversary of the date of grant (August 8, 2008).

(6)	Effective August 9, 2007, we established the National Quality Care, Inc. Deferred Compensation Plan (the “Plan”) in recognition of services currently being performed without cash compensation by Robert M. Snukal in his capacity as Chief Executive Officer, and Leonardo Berezovsky in his capacity as Chief Financial Officer (the “Participants”), and to encourage their continued performance of services. In accordance with the Plan, each Participant shall become entitled to payment of a benefit upon the occurrence of a change in control or a qualified financing. A change in control is defined in the Plan as any of the following:

(a)	The direct or indirect transfer of the legal or equitable ownership of more than 50% of the Company’s outstanding common stock or any other class of stock representing more than 50% of the aggregate voting power of all classes of stock to an individual or entity;

(b)	A merger or consolidation of the Company with any other company (other than a subsidiary of the Company) pursuant to which the resulting aggregate ownership of the Company (or of the parent or surviving company resulting from such merger or consolidation) held by or attributable to those persons who were stockholders of the Company immediately prior to such merger or consolidation is less than 50% of the common stock or any other class of stock representing less than 50% of the aggregate voting power of all classes of stock of the Company (or of the parent or surviving corporation resulting from such merger or consolidation) outstanding as a result of such merger or consolidation;

(c)	The sale, transfer or other disposition, in one or a series of related transactions, of all or substantially all of the Company’s assets; or

(d)	The grant of an exclusive long-term license of the intellectual property of the Company.

A qualified financing is defined in the Plan as a debt or equity financing that yields at least $5,000,000 in net proceeds to the Company, or the receipt of at least $2,500,000 as the result of a settlement or favorable judgment in a litigation or arbitration proceeding. A benefit is defined in the Plan as the dollar amount payable to a Participant equal to the sum of his base amount plus his monthly amount multiplied by the number of full calendar months ending after the effective date of the Plan, August 9, 2007, that the Participant continues to perform services for the Company as an executive officer. The base amount and monthly amount for Robert M. Snukal is $240,000 and $12,000, respectively. The base amount and monthly amount for Leonardo Berezovsky is $76,000 and $8,000, respectively. Prior to the occurrence of a change in control or a qualified financing, a Participant may irrevocably waive his right to a benefit. In the event neither a change in control nor a qualified financing occurs on or before December 31, 2009, each Participant’s benefit will be forfeited. As of December 31, 2009, there had been no change in control and/or qualified financing.

We have no employment agreements with our current named executive officers.

(7)	The issuance of 500,000 shares of common stock at $0.027 per share on May 13, 2009 and the issuance of 250,000 shares of common stock at $0.02 per share on August 5, 2009 for services.

The following table sets forth certain information concerning outstanding equity awards held by our named executive officers at December 31, 2009:

Outstanding Equity Awards at 2009 Fiscal Year-End

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned options (#)	Option Exercise Price ($)	Option| Expiration date	Number of Shares or Units of Stock That have Not Vested (#)	Market value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Leonardo Berezovsky
	200,000	0	0	0.52	3/4/2016	0	0	0	0
	1,000,000	0	0	0.65	4/19/2016	0	0	0	0
	5,000	0	0	0.62	1/2/2016	0	0	0	0
	5,000	0	0	0.62	4/3/2016	0	0	0	0
	5,000	0	0	0.62	7/1/2016	0	0	0	0
	5,000	0	0	0.62	10/1/2016	0	0	0	0
	250,000	0	0	0.25	5/3/2017	0	0	0	0

Robert M. Snukal
	400,000	0	0	0.52	3/4/2016	0	0	0	0
	2,000,000	0	0	0.65	4/19/2016	0	0	0	0
	5,000	0	0	0.62	1/2/2016	0	0	0	0
	5,000	0	0	0.62	4/3/2016	0	0	0	0
	5,000	0	0	0.62	7/1/2016	0	0	0	0
	5,000	0	0	0.62	10/1/2016	0	0	0	0
	500,000	0	0	0.25	5/3/2017	0	0	0	0

Ronald Lang
	150,000	0	0	0.027	5/13/2019	0	0	0	0
	250,000	0	0	0.65	4/19/2016	0	0	0	0
	5,000	0	0	0.62	1/2/2016	0	0	0	0
	5,000	0	0	0.62	4/3/2016	0	0	0	0
	5,000	0	0	0.62	7/1/2016	0	0	0	0
	5,000	0	0	0.62	10/1/2016	0	0	0	0
	50,000	0	0	0.25	5/3/2017	0	0	0	0

Edmond Rambod
	250,000	0	750,000	0.12	8/8/2018	0	0	0	0

Director Compensation

The following table sets forth certain information concerning compensation paid for services as our directors during the fiscal year December 31, 2009:

2009 Director Compensation

Name	Fees Earned or paid in Cash ($)	Stock Awards ($)		Option Awards(2) ($)		All Other Compensation ($)	Total ($)
Leonard Berezovsky (1)	0	0		0		0	0
Robert M. Snukal (1)	0	0		0		0	0
Ronald Lang (1)	0	0		3,622	(2)	0	3,622
Jose Spiwak	0	0		3,622	(2)	0	3,622
Edmond Rambod	0	18,5000	(3)	0		0	18,500

(1)	See “Summary Compensation Table” for compensation paid to these executive officers named therein.

(2)	The grant date value for options issued May 13, 2009 to purchase 150,000 shares of common stock.

At December 31, 2009, the number of outstanding option awards held by the directors was as follows: L. Berezovsky — 1,470,000, R. Snukal — 2,920,000, R. Lang — 470,000, J. Spiwak — 220,000, Edmond Rambod — 2,500,000.

(3)	The issuance of 500,000 shares of common stock at $0.027 per share on May 13, 2009 and the issuance of 250,000 shares of common stock at $0.02 per share on August 5, 2009 for services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table reflects, as of December 31, 2009, based on 80,221,807 shares outstanding, the beneficial ownership of our common stock by: (a) each director of the Company, (b) each executive officer named in the Summary Compensation Table presented elsewhere in this document, (c) each person (or group of affiliated persons) known by us to be the beneficial owner of 5% or more of our common stock, and (d) all current executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
Robert M. Snukal	46,655,386	(2)	54.0%

Victor Gura	15,497,250	(3)	19.2%

Leonard Berezovsky	6,160,383	(4)	7.5%

Ronald P. Lang	3,808,449	(5)	4.7%

Jose Spiwak	2,132,500	(6)	2.6%

Edmond Rambod	3,550,000	(7)	4.3%

Executive officers and directors as a group (5 persons)	62,306,718	(8)	73.1%

(1)	Such persons have sole voting and investment power with respect to all shares of Common Stock shown as being beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table.

(2)	Includes 6,176,945 shares subject to options and warrants held by Mr. Snukal which are exercisable or become exercisable within 60 days after December 31, 2009.

(3)	Includes 800,000 shares held by Medipace Medical Group, Inc., an affiliate of Dr. Gura. Also includes 250,000 shares subject to warrants held by Dr. Gura which are currently exercisable.

(4)	Includes 2,979,966 shares held by various family and charitable trusts of which 2,879,966 shares are common stock and 100,000 shares are subject to warrants which are currently exercisable. Dr. Berezovsky has voting and investment power with respect to the shares held by the trusts. Also includes 1,470,000 shares subject to options held by Dr. Berezovsky which are exercisable or become exercisable within 60 days after December 31, 2009.

(5)	Includes 800,000 shares held by Medipace Medical Group, Inc., an affiliate of Dr. Lang. Also includes 470,000 shares subject to options held by Dr. Lang which are exercisable or become exercisable within 60 days after December 31, 2009.

(6)	Includes 220,000 shares subject to options held by Dr. Spiwak which are exercisable or become exercisable within 60 days after December 31, 2009.

(7)	Includes 2,500,000 shares subject to options which are exercisable or become exercisable within 60 days after December 31, 2009.

(8)	Includes 10,936,945 shares subject to options and warrants beneficially owned by current officers and directors as a group which are exercisable within 60 days after December 31, 2009.

Item 13. Certain Relationships, Related Transactions and Director Independence

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

On May 13, 2009, the Board approved the issuance of 500,000 shares of the Company’s common stock to Dr. Rambod, a consultant and former officer of the Company, as payment for services in connection with the completion and filing of a patent application regarding the Company’s rights in and to the polymer technology developed by the Company. The common stock issued was valued at $0.027 per share, which was the approximate closing price of the Company’s common stock on or about the date of the issuance, for a total of $13,500 and was charged to discontinued operations in 2009. On August 5, 2009, the Board approved an additional issuance of 250,000 shares of the Company’s common stock to Dr. Rambod as payment for additional services in connection with the patent application. The common stock issued was valued at $0.02 per share, which was the approximate closing price of the Company’s common stock on the date of the issuance, for a total of $5,000, and was charged to discontinued operations in 2009.

On May 13, 2009, the Company issued options to purchase a total of 300,000 shares of common stock to two outside directors for past services. The options became fully vested on May 13, 2009, the date of grant. The options have an exercise price of $0.027 per share, which was the approximate closing price of the Company’s common stock on or about the date of the issuance, and expire in ten years. The fair value of these options on the date of grant was $7,244, and was charged to operations in 2009.

Director Independence

Jose Spiwak qualifies as an independent director under the independence standards of the Nasdaq Stock Market (Rule 4200(a)(15)).

Item 14. Principal Accounting Fees and Services

The Company did not pay or accrue principal accounting fees in 2009. In 2008, the Company paid or accrued fees as presented below to its 2008 independent public accounting firm, PMB Helin Donovan, LLP (“PMB”), as follows:

For the Year Ended December 31, 2008
Audit fees	$-
Audit-related fees	$14,858
Tax fees	$-
All other fees	$-
Total fees	$14,858

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

NATIONAL QUALITY CARE, INC.

AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(INCLUDING REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM)

Years Ended December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of National Quality Care, Inc.

We have audited the consolidated balance sheets of National Quality Care, Inc. and its wholly-owned subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Quality Care, Inc. and its wholly-subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GUMBINER SAVETT INC.

Gumbiner Savett Inc.

Santa Monica, California

March 14, 2012

NATIONAL QUALITY CARE, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

ASSETS
Current assets:
Cash	$22,281	$116,800
Prepaid expenses and other current assets	—	13,291
Technology rights held for sale, net of accumulated amortization of $40,162 – discontinued operations	59,838	—
Deferred income taxes	1,500,000	—
Total current assets	1,582,119	130,091
Technology rights, net of accumulated amortization of $35,302 – discontinued operations	—	64,698
Total assets	$1,582,119	$194,789

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$3,009,379	$2,442,042
Accounts payable and accrued expenses – discontinued operations	176,528	220,580
Notes payable to related party, including accrued interest of $37,497 and $46,776 at December 31, 2009 and 2008, respectively, net of discounts of $188,025 and $-0- at December 31, 2009 and 2008, respectively	964,083	896,776
Note payable to consultant – discontinued operations	120,000	—
Total current liabilities	4,269,990	3,559,398
Note payable to consultant – discontinued operations	—	120,000
Total liabilities	4,269,990	3,679,398

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.01 par value; authorized - 5,000,000 shares; issued – none	—	—
Common stock, $0.01 par value; authorized - 125,000,000 shares; issued and outstanding – 80,221,807 shares and 73,916,252 shares at December 31, 2009 and 2008, respectively	802,219	739,163
Additional paid-in capital	12,764,246	12,186,413
Accumulated deficit	(16,254,336)	(16,410,185)
Total stockholders’ deficiency	(2,687,871)	(3,484,609)
Total liabilities and stockholders’ deficiency	$1,582,119	$194,789

See accompanying notes to consolidated financial statements.

NATIONAL QUALITY CARE, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008
Revenues	$—	$—

General and administrative, including $37,813 and $28,350 of stock-based compensation costs for the years ended December 31, 2009 and 2008, respectively	993,287	2,808,778
Loss from operations	(993,287)	(2,808,778)
Interest expense – related party	(336,883)	(268,051)
Other income	95,228	121,011
Loss before income tax benefit	(1,234,942)	(2,955,818)
Income tax benefit	1,500,000	—
Income (loss) from continuing operations	265,058	(2,955,818)
Loss from discontinued operations	(109,209)	(617,042)
Net income (loss)	$(155,849)	$(3,572,860)

Income (loss) per common share:
Continuing operations:
Basic	$0.00	$(0.05)
Diluted	$0.00	$(0.05)

Discontinued operations:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

Total net income (loss):
Basic	$0.00	$(0.06)
Diluted	$0.00	$(0.06)

Weighted average common shares outstanding:
Basic	77,917,165	63,263,520
Diluted	79,803,458	63,263,520

See accompanying notes to consolidated financial statements.

NATIONAL QUALITY CARE, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

Years Ended December 31, 2009 and 2008

	Common Stock		Additional Paid-in	Stock Subscriptions and Other Receivables from	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stockholders	Deficit	Deficiency
Balance at December 31, 2007	54,191,252	$541,913	$11,343,306	$(49,815)	$(12,837,325)	$(1,001,921)
Shares issued in private placement	13,650,000	136,500	297,500	(30,000)	—	404,000
Reclassification of derivative liability	—	—	43,750	—	—	43,750
Payments received on stock subscription receivables	—	—	—	36,788	—	36,788
Stock-based compensation costs	—	—	112,629	—	—	112,629
Exercise of stock options	250,000	2,500	15,000	—	—	17,500
Exercise of stock warrants	5,825,000	58,250	328,750	—	—	387,000
Fair value of warrants issued in connection with debt	—	—	45,478	—	—	45,478
Write-off of other receivable from stockholder	—	—	—	43,027	—	43,027
Net loss	—	—	—	—	(3,572,860)	(3,572,860)
Balance at December 31, 2008	73,916,252	739,163	12,186,413	—	(16,410,185)	(3,484,609)
Stock-based compensation costs	750,000	7,500	48,813	—	—	56,313
Exercise of stock warrants	5,555,555	55,556	59,444	—	—	115,000
Fair value of warrants issued in connection with debt	—	—	469,576	—	—	469,576
Net income	—	—	—	—	155,849	155,849
Balance at December 31, 2009	80,221,807	$802,219	$12,764,246	$—	$(16,254,336)	$(2,687,871)

See accompanying notes to consolidated financial statements.

NATIONAL QUALITY CARE, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Continuing operations:
Income (loss) from continuing operations	$265,058	$(2,955,818)
Adjustments to reconcile income (loss) from continuing operations to net cash used in continuing operating activities:
Amortization of discount on notes payable	281,551	221,751
Stock-based compensation costs	37,813	28,350
Forgiveness of payables	(96,003)	(114,017)
Deferred income tax benefit	(1,500,000)	—
Changes in operating assets and liabilities:
Decrease in -
Prepaid expenses and other current assets	13,291	19,897
Increase in -
Accounts payable and accrued expenses	663,340	1,420,375
Accrued interest due to related party	55,332	46,776
Net cash used in continuing operating activities	(279,618)	(1,332,686)
Discontinued operations:
Loss from discontinued operations	(109,209)	(617,042)
Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operating activities:
Amortization of technology rights	4,860	4,860
Stock-based compensation costs	18,500	84,279
Write-off of other receivables, including $63,170 from related party	—	74,357
Forgiveness of payables, including $33,304 to related party in 2008	(51,977)	(79,084)
Note payable issued for services rendered	—	120,000
Changes in discontinued operating assets and liabilities:
Decrease in -
Prepaid expenses and other current assets	—	11,850
Increase in -
Accounts payable and accrued expenses	7,925	145,399
Net cash used in discontinued operating activities	(129,901)	(255,381)
Net cash used in operating activities	(409,519)	(1,588,067)

Cash flows from financing activities:
Proceeds from the issuance of common stock	—	404,000
Payments received on stock subscription receivables	—	36,788
Advances from related party	87,500	—
Repayment of advances from related party	(87,500)	—
Proceeds from exercise of stock options	—	17,500
Proceeds from exercise of stock warrants	115,000	387,000
Proceeds from notes payable to related party	220,000	150,000
Repayment of note payable to related party	(20,000)	—
Net cash provided by financing activities	315,000	995,288

Net decrease in cash	(94,519)	(592,779)
Cash balance at beginning of year	116,800	709,579
Cash balance at end of year	$22,281	$116,800

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$214
Income taxes	$1,600	$1,600

Non-cash financing activities:
Notes payable to related party, including related accrued interest, rolled-over into a new note payable	$914,611	$—
Discount recorded for issuance of warrants in connection with a convertible notes payable to related party	$469,576	$45,478
Derivative liability reclassified to additional paid-in capital	$—	$43,750
Common stock issued for stock subscription receivables	$—	$30,000

See accompanying notes to consolidated financial statements.

NATIONAL QUALITY CARE, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009 and 2008

1. Basis of Presentation

Organization and Nature of Business

National Quality Care, Inc. (“NQCI”), a publicly-traded Delaware corporation, was incorporated on January 1, 1996. Prior to May 31, 2006, NCQI, through its subsidiary, Los Angeles Community Dialysis, Inc. (“LACDI”), operated a dialysis clinic located in Los Angeles, California. Additionally, prior to June 15, 2006, LACDI provided dialysis services for patients suffering from acute kidney failure through a visiting nursing program contracted to several Los Angeles County hospitals (see Note 11). Prior to March 19, 2010, NQCI was also a research and development company in the business of developing a wearable artificial kidney for dialysis and other medical applications. On that date NQCI consummated a sale of its technology rights with respect to its developing wearable artificial kidney (see Note 11). Subsequent to March 19, 2010, NQCI has had no operations other than the maintenance of its corporate shell. Unless the context indicates otherwise, NQCI and LACDI are hereinafter referred to as the “Company”.

The Company’s common stock is presently traded on the OTC Market (also referred to as the “Pink Sheets”) under the symbol “NQCI.PK”.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Prior to March 19, 2010, the Company was a research and development company in the business of developing a wearable artificial kidney for dialysis and other medical applications. On that date, the Company consummated a sale of its technology rights with respect to its developing wearable artificial kidney (see Note 11) and, consequently, those activities have been accounted for as discontinued operations in the Company’s consolidated financial statements. Since June 15, 2006, the Company has not generated any revenues from operations, and does not expect to do so in the foreseeable future.

For the past several years, the Company has experienced net operating losses and negative operating cash flows. As of December 31, 2009, the Company had an accumulated deficit of $16,254,336, a working capital deficiency of $2,687,871, and its total liabilities exceeded its total assets by $2,687,871. Such deficiencies indicate the Company will be unable to meet its current obligations as they come due. In recent years, the Company has financed its working capital requirements through loans and the recurring sales of its securities to related parties; however, there can be no assurances that such related party funding will be available to the Company in future periods on commercially reasonable terms or at all. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2009 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional debt and/or equity capital and to acquire sufficient operating capital through the sale of assets, development of business activities, or otherwise. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Derivative Liabilities

The Company has issued common stock with detachable warrants under a private placement offering. In 2005 and 2006, certain common stock and warrants sold by the Company granted the holders mandatory registration rights which were contained in the terms governing the private placement offering. The mandatory rights provision resulted in share settlement which were not controlled by the Company. Accordingly, they qualified as derivative instruments. At each balance sheet date, the Company adjusted the derivative financial instruments to their estimated fair value and analyzed the instruments to determine their classification as a liability or equity. During 2008, the derivative liabilities were reclassified to equity.

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

Research and Development

Research and development costs are expensed as incurred.  Research and development expenses consist primarily of costs incurred with respect to the development of the Company’s wearable artificial kidney for dialysis and other medical applications, and are included in discontinued operations in the consolidated statement of operations.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting purposes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2009, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2008 and thereafter.  The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Impairment of Long-lived Assets

The Company periodically evaluates, at least annually, whether facts or circumstances indicate that the carrying value of its long-lived assets to be held and used, including intangible assets, may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated discounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

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

Fair Value of Financial Instruments

The carrying amounts of cash, prepaid expenses and other current assets and, accounts payable and accrued expenses approximate their respective fair values due to the short-term nature of these items. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

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

Segment Information

Prior to the discontinued operations discussed in Note 11, the Company’s reportable operating segments included dialysis services and development of a wearable artificial kidney.

Technology Rights

Technology rights for a wearable artificial kidney were being amortized over an estimated useful life of approximately 20 years. On December 14, 2009, the Company entered into an Asset Purchase Agreement for the sale of these rights, which was consummated on March 19, 2010 (see Note 11). Amortization is included in discontinued operations and amounted to $4,860 for the years ended December 31, 2009 and 2008.

Reclassifications

Certain items in the 2008 consolidated financial statements have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company's financial statement presentation or disclosures.

3.  Notes Payable

Note Payable to Consultant

The Company was party to a contract dispute with a consultant claiming additional compensation relating to an agreement dated January 6, 2002, as amended. In August 2008, the Company and consultant reached an agreement whereby the Company executed and delivered a promissory note in the amount of $120,000, bearing interest at 2.54% per annum, and payable on August 7, 2010. In connection therewith, the Company and the consultant entered into a mutual general release agreement. As a result, compensation in the amount of $120,000 was charged to discontinued operations in August 2008. Additionally, on June 21, 2008, the Company granted the consultant options to purchase 1,500,000 shares of the Company’s common stock (see Note 9). In August 2008, the consultant was elected as a Director of the Company and was also appointed to serve as the Company’s Chief Scientific Officer. In connection with such election and appointment, the consultant received an additional 1,000,000 options to purchase shares of common stock. In March 2010, the note principal and related accrued interest were paid.

Note Payable to Related Party

On December 26, 2007, the Company entered into a $700,000 uncollateralized convertible promissory note agreement with Robert M. Snukal, a director and chief executive officer, bearing interest at 6% per annum, and payable on December 31, 2008. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could be converted into shares of the Company’s common stock at a conversion price of $0.07 per share, which was the approximate closing price of the Company’s common stock on or about the date of the note. In connection with this note, the Company issued warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.07 per share. The warrants were exercised in March 2008. The relative fair value of the warrants at the time of issuance was determined to be $179,163, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method. For the year ended December 31, 2008, the Company recorded interest expense of $176,273 relative to the amortized discount. The discount was fully amortized as of December 31, 2008.

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

On May 13, 2009, the $700,000 promissory note payable to related party and the $150,000 promissory note payable to related party, plus accrued interest of $64,611, were rolled-over into a new uncollateralized non-convertible promissory note in the amount of $914,611, due on May 13, 2010, with interest at 6% per annum. In connection with this note, the Company issued warrants to purchase 16,937,240 shares of the Company’s common stock at an exercise price of $0.027 per share, which was the approximate closing price of the Company’s common stock on or about the date of the note. The warrants expire on the earlier of (i) May 13, 2016 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $377,667, using the Black-Scholes option-pricing model, and was recorded as discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method. For the year ended December 31, 2009, the Company recorded interest expense of $241,086 relative to the amortized discount. The unamortized discount was $136,581 as of December 31, 2009. In March 2010, the $914,611 note, with accrued interest of $42,424, was paid in full.

On April 21, 2009, the Company entered into a $20,000 uncollateralized convertible promissory note agreement with Robert M. Snukal, a director and chief executive officer, bearing interest at 6% per annum, and payable on August 31, 2009. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could be converted into shares of the Company’s common stock at a conversion price of $0.03 per share, which was the approximate closing price of the Company’s common stock on the date of the note, at any time. In connection with this note, the Company issued warrants to purchase 333,333 shares of the Company’s common stock at an exercise price of $0.03 per share. The warrants expire on the earlier of (i) April 21, 2016 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $8,312, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants was charged to interest expense over the period that the note was outstanding. Accordingly, during the year ended December 31, 2009, the Company recorded interest expense of $8,312 relative to the amortized discount. The discount was fully amortized as of December 31, 2009. On April 28, 2009, the $20,000 note was paid in full.

On October 18, 2009, the Company entered into a $200,000 uncollateralized convertible promissory note agreement with Robert M. Snukal, a director and chief executive officer, bearing interest at 6% per annum, and payable on April 30, 2010. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could be converted into shares of the Company’s common stock at a conversion price of $0.022 per share, which was the approximate closing price of the Company’s common stock on or about the date of the note, at any time. In connection with this note, the Company issued warrants to purchase 4,545,455 shares of the Company’s common stock at an exercise price of $0.022 per share. The warrants expire on the earlier of (i) October 18, 2016 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $83,597, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method. For the year ended December 31, 2009, the Company recorded interest expense of $32,153 relative to the amortized discount. The unamortized discount was $51,444 as of December 31, 2009. In March 2010, the $200,000 note, with accrued interest of $4,077, was paid in full.

During the years ended December 31, 2009 and 2008, the Company recorded total interest expense of $281,551 and $221,751, respectively, relative to the amortization of discounts.

4.  Income Taxes

Due to the gain to be recognized for the sale of its technology rights, during the year ended December 31, 2009, the Company recorded a federal income tax benefit of $1,500,000 as a result of the reduction of a deferred tax valuation allowance that had been established in a prior year for uncertainty relating to the utilization of a net operating loss carryforward. No federal tax provision has been provided for the years ended December 31, 2009 and 2008 due to the losses incurred during those years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 2009 and 2008 are summarized below.

	December 31,
	2009	2008
Net operating loss carryforwards	$6,241,000	$6,256,000
Share-based compensation	698,000	676,000
Amortization of intangible assets	39,000	49,000
Accrued interest to related party	40,000	18,000
Accrued unpaid professional fees	1,267,000	1,003,000
Other	2,000	2,000
Total deferred tax assets	8,287,000	8,004,000
Valuation allowance	(6,787,000)	(8,004,000)
Net deferred tax assets	$1,500,000	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2009, the Company determined that income resulting from the Asset Sale (see Note 11) provided the Company with assurance that approximately $4,400,000 of its federal net operating loss carryforward would more likely than not be utilized in 2010 and 2011 and, as such, the accompanying consolidated balance sheets reflects a current deferred tax asset of $1,500,000 as of December 31, 2009. As of December 31, 2008, management was unable to determine if it was more likely than not that the Company’s deferred tax assets would be realized, and therefore recorded an appropriate valuation allowance against deferred tax assets at such date.

Presented below is a reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2009 and 2008.

	Years Ended December 31,
	2009	2008

U. S. federal statutory tax rate	(34.0)%	(34.0)%
State income tax, net of federal tax	(5.8)%	(5.8)%
Amortization of discount on notes payable	8.3%	—%
Change in valuation allowance	(90.6)%	38.4%
Adjustments to prior years’ tax provisions	10.5%	1.4%
Other	(0.1)%	—%
Effective tax rate	(111.7)%	0.0%

At December 31, 2009, the Company had available net operating loss carryforwards for federal income tax purposes of approximately $16,700,000 which, if not utilized earlier, expire through 2029.

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

6.  Related Party Transactions

Stock Subscriptions and Other Receivables from Stockholders

As of December 31, 2007, the Company was owed $43,027 from an entity controlled by a shareholder of the Company. This note receivable is presented in the Company’s consolidated balance sheet as an offset to shareholders’ equity. During the year ended December 31, 2008, this note, including accrued interest of $832, was written-off.

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

Discontinued Operations

During the year ended December 31, 2008, the Company wrote-off $4,854 owed to one of its stockholders. Additionally, during the year ended December 31, 2008, the Company’s CEO forgave accrued interest payable to him in the amount of $28,450, and the Company also wrote-off a receivable in the amount of $63,710 due from an entity in which one of the Company’s shareholders was also a majority shareholder.

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

As of December 31, 2007, the derivative liability was $43,750 representing an aggregate amount of proceeds received from the issuance of common stock under private placement offerings. Of that amount, $18,750 related to the issuance of common stock under a private placement during the three months ending March 31, 2006 at date of issuance, and $25,000 related to the issuance of common stock under similar terms as the private placement during the three months ending June 30, 2006 at date of issuance. During 2007, the Company began reclassification of the derivative liability to equity as the underlying mandatory registration rights for each purchase expired on the date on which the shares may be resold pursuant to an exemption under Rule 144(k) promulgated under the Securities Act. In accordance with Rule 144(k), holders may resell their shares beginning two years after purchase regardless of whether a registration statement has been filed. During the year ended December 31, 2008 the Company reclassified $43,750 from derivative liability to additional paid-in capital. There was no derivative liability at December 31, 2008, or thereafter.

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

The derivative liability, as described above, is the only financial instrument that is measured and recorded at fair value on the Company’s balance sheets on a recurring basis.  The following table presents the derivative liability at their level within the fair value hierarchy during the year ended December 31, 2008, as well as a reconciliation of the changes to the beginning and ending balances of such financial instruments during such period. There was no derivative liability at December 31, 2008, or thereafter.

	Fair Value
	Level 1	Level 2	Level 3	Total
Balance, December 31, 2007	$—	$43,750	$—	$43,750
Reclassified to additional paid-in capital	—	(43,750)	—	(43,750)
Balance, December 31, 2008	$—	$—	$—	$—

8.    Stock Options and Warrants

Stock Options

A summary of the Company’s stock option activity and related information for the years ended December 31, 2009 and 2008 is as follows:

	2009		2008
		Weighted Average		Weighted Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding — beginning of year	7,570,000	$0.39	5,420,000	$0.51
Granted	550,000	$0.03	2,600,000	$0.10
Exercised	—	$—	(250,000)	$0.07
Expired	(50,000)	$0.20	—	$—
Forfeited	—	$—	(200,000)	$0.20

Outstanding — end of year	8,070,000	$0.37	7,570,000	$0.39

The following table summarizes the number of option shares, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding options and total exercisable options as of December 31, 2009:

	Total Outstanding			Total Exercisable
	Number	Weighted Average		Number	Weighted Average
Price Range	of Shares	Exercise Price	Life (Years)	of Shares	Exercise Price	Life (Years)
$0.03 - $0.35	4,090,000	$0.12	8.38	3,315,000	$0.12	8.32
$0.36 - $0.99	3,980,000	$0.63	6.30	3,980,000	$0.63	6.30

	8,070,000	$0.37	7.35	7,295,000	$0.40	7.22

See Note 9 for a description of the Company’s share-based compensation including the stock option activity during the years ended December 31, 2009 and 2008.

Stock Warrants

A summary of the Company’s stock warrant activity and related information for the years ended December 31, 2009 and 2008 is as follows:

	2009		2008
		Weighted Average		Weighted Average
	Warrant	Exercise Price	Warrant	Exercise Price
Outstanding — beginning of year	10,090,625	$0.10	8,778,125	$0.12
Granted	21,816,028	$0.03	7,137,500	$0.04
Exercised	(5,555,555)	$0.02	(5,825,000)	$0.07

Outstanding — end of year	26,351,098	$0.05	10,090,625	$0.10

The following table summarizes the number of warrants, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding warrants and total exercisable warrants as of December 31, 2009:

	Total Outstanding			Total Exercisable
	Number	Weighted Average		Number	Weighted Average
Price Range	of Shares	Exercise Price	Life (Years)	of Shares	Exercise Price	Life (Years)
$0.02 - $0.35	26,201,098	$0.05	6.06	26,201,098	$0.05	6.06
$0.36 - $0.99	100,000	$0.60	1.04	100,000	$0.60	1.04
$1.00 - $1.25	50,000	$1.25	1.04	50,000	$1.25	1.04

	26,351,098	$0.05	6.03	26,351,098	$0.05	6.03

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

9.  Share-Based Compensation

As of December 31, 2009, the Company had adopted three stock option plans for the benefit of officers, directors, employees, independent contractors and consultants of the Company. These plans include: (i) the 1998 Stock Option Plan, (ii) the 1996 Stock Option Plan, and (iii) the 1996 Employee Compensatory Stock Option Plan. The 1998 Stock Option Plan was terminated with respect to future grants on April 8, 2008, the 1996 Stock Option Plan was terminated with respect to future grants on May 11, 2006 and the 1996 Employee Compensatory Stock Option Plan was terminated with respect to future grants on February 7, 2000. In addition to these plans, from time to time, the Company grants various other stock options and warrants directly to certain parties. The Company grants all such awards as incentive compensation to officers, directors, and employees, and as compensation for the services of independent contractors and consultants of the Company.

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

For the years ended December 31, 2009 and 2008, the Black-Scholes option-pricing model has utilized the following assumptions.

	2009	2008
Expected dividend yield	0.00%	0.00%
Expected volatility	142.57%	87.34% to 87.82%
Average risk-free interest rate	1.98%	3.21% to 3.7%
Expected life (in years)	5	5 to 5.75

On August 5, 2009, the Board approved the issuance of 250,000 shares of the Company’s common stock to Dr. Rambod as payment for additional services in connection with the patent application. The common stock issued was valued at $0.02 per share, which was the approximate closing price of the Company’s common stock on the date of the issuance, for a total of $5,000, and was charged to discontinued operations on August 5, 2009.

On May 13, 2009, the Board approved the issuance of 500,000 shares of the Company’s common stock to Dr. Rambod, a consultant and former officer of the Company, as payment for services in connection with the completion and filing of a patent application regarding the Company’s rights in and to the polymer technology developed by the Company. The common stock issued was valued at $0.027 per share, which was the approximate closing price of the Company’s common stock on or about the date of the issuance, for a total of $13,500. On May 13, 2009, the Company charged discontinued operations for consultant compensation expense of $13,500 relating to these shares.

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

On August 8, 2008, the Company issued options to purchase 1,000,000 shares of common stock to a director pursuant to the 1998 Stock Option Plan. The options vest in eight equal semi-annual installments commencing on February 8, 2009 and continuing on each August 8 and February 8 thereafter until the becoming fully vested on the fourth anniversary of the date of grant, and expire in ten years. The fair value of these options on the date of grant was $83,621 and will be charged to operations on a straight-line basis over the requisite service period. During the years ended December 31, 2009 and 2008, the Company recorded consultant compensation expense of $20,819 and $10,414, respectively, relating to these options.

On June 21, 2008, the Company issued options to purchase 100,000 shares of common stock to a consultant. The options vest over two years, have an exercise price of $0.08 per share, and expire in ten years. The fair value of these options on the date of grant was to $5,901 and is being charged to operations on a straight-line basis over the requisite service period. During the years ended December 31, 2009 and 2008, the Company recorded consultant compensation expense of $2,952 and $1,476, respectively, relating to these options.

On June 21, 2008, the Company issued options to purchase 1,500,000 shares of common stock to a consultant, in connection with the settlement of a dispute. The options became fully vested on August 7, 2008, the date on which the Company and the consultant entered into a settlement and release with respect to the dispute. The options have an exercise price of $0.08 per share, and expire in ten years. The fair value of these options on the date of grant was $84,279 and was charged to discontinued operations on June 21, 2008. In August 2008, the consultant was also elected as a Director of the Company and appointed to serve as the Company’s Chief Scientific Officer.

On August 9, 2007, the Company issued options to purchase 30,000 shares of common stock to a consultant pursuant to the 1998 Stock Option Plan. The options vested over one year, have an exercise price of $0.12 per share, and expire in ten years. The fair value of these options on the date of grant was $2,359 and has been charged to operations on a straight-line basis over the requisite service period. During the years ended December 31, 2009 and 2008, the Company recorded consultant compensation expense of $-0- and $1,376, respectively, relating to these options.

On August 9, 2007, the Company issued options to purchase 60,000 shares of common stock to a consultant pursuant to the 1998 Stock Option Plan. The options vested over one year, have an exercise price of $0.12 per share, and expire in ten years. The fair value of these options on the date of grant was $4,719 and has been charged to operations on a straight-line basis over the requisite service period. During the years ended December 31, 2009 and 2008, the Company recorded consultant compensation expense of $-0- and $2,752, respectively, relating to these options.

On February 12, 2007, the Company issued options to purchase 50,000 shares of common stock to a consultant pursuant to the 1998 Stock Option Plan. The options vest over two years, have an exercise price of $0.36 per share, and expire in ten years. The fair value of these options on the date of grant was $12,163 and is being charged to operations on a straight-line basis over the requisite service period. During the years ended December 31, 2009 and 2008, the Company recorded consultant compensation expense of $761 and $6,082, respectively, relating to these options.

 On February 12, 2003, the Company issued options to purchase 250,000 shares of common stock to a director and chief executive officer. The options vest over four years, have an exercise price of $0.07 per share, and expire in five years. The fair value of these options on the date of grant was $31,250 and is being charged to operations on a straight-line basis over the requisite service period. During the years ended December 31, 2009 and 2008, the Company recorded consultant compensation expense of $-0- and $6,250, respectively, relating to these options.

During the years ended December 31, 2009 and 2008, a total of $56,313 and $112,629, respectively, was charged to continuing and discontinued operations for share-based compensation costs relating to common stock, stock options and warrants.

As of December 31, 2009, there was approximately $53,700 of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over the ensuing 31 months.

The intrinsic value of exercisable but unexercised in-the-money stock options and warrants at December 31, 2009 was $87,000, based on a fair market value of $0.03 per share on December 31, 2009. There were no unexercised in-the-money stock options and warrants at December 31, 2008. Accordingly, they had no intrinsic value on that date, based on a fair market value of $0.02 per share on December 31, 2008.

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

The Company, Xcorporeal and FUSA executed an Asset Purchase Agreement on December 14, 2009 (“Asset Purchase Agreement”) and the Company publicly announced this transaction on December 18, 2009. The arbitration was terminated with the closing of the Asset Sale in March 2010 (see Note 11).

Arbitration Proceeding with Former Legal Counsel

On February 17, 2011, the Company commenced a binding arbitration proceeding with its former law firm regarding a fee dispute that arose as a result of claimed attorneys' fees incurred by the former law firm in connection with an arbitration proceeding between the Company and Xcorporeal, and certain transactional matters handled by the law firm for the Company. The former law firm has asserted that approximately $2,729,000 in fees and costs are owed to it by the Company for services rendered during 2008, 2009 and 2010, plus interest. The arbitrators have heard all of the testimony presented by the parties, and the parties submitted their final closing briefs on November 10, 2011. As of March 14, 2012, the arbitrators had not rendered their decision on this matter. Management reviews available information and determines the need for recording an estimate of the potential expense when the amount is probable, reasonable and estimable. The Company believes that it has adequately and appropriately provided for the fees incurred through December 31, 2009 in the accompanying consolidated financial statements. Given the Company’s limited liquidity and working capital resources, it is uncertain whether the Company would be able to satisfy such obligation should a decision adverse to the Company be rendered.

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

The Company’s management performed an assessment of this contingent liability for the December 31, 2009 reporting period and determined that a change in control and/or a qualified financing had not occurred. Based on that determination, no accrual of benefits was made as of December 31, 2009.

11.  Discontinued Operations

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

As a result of the sale of LACDI’s assets, the Company has accounted for the business of LACDI as a discontinued operation for all periods presented. During the years ended December 31, 2009 and 2008, the Company had income from its discontinued dialysis operations of $-0- and $4,727, respectively. At December 31, 2008, the Company no longer had any assets or liabilities related to its discontinued dialysis operations.

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

In addition, during the life of the patents referred to as the HD WAK Technology, which expire between November 11, 2021 and September 9, 2024, the Company is entitled to certain royalty payments from the sale of wearable hemodialysis devices and the attendant disposables that incorporate the HD WAK Technology. The Company is entitled to 40% of the HD WAK royalty and Xcorporeal is entitled to the remaining 60%.

Additionally, during the life of any patents referred to as the Supersorbent Technology, the Company is entitled to certain royalty payments on each supersorbent cartridge sold less any and all royalties payable to The Technion Research and Development Foundation Ltd. (“TRDF”) pursuant to a Research Agreement and Option for License, dated June 16, 2005, or any subsequently executed license agreement between TRDF and FUSA. The Company is entitled to 60% of the Supersorbent royalty payments and Xcorporeal is entitled to the remaining 40%. While several applications for patents are pending, no patent incorporating the Supersorbent Technology has yet been issued.

FUSA also granted to the Company and Xcorporeal an option to obtain a perpetual, worldwide license to the Supersorbent Technology for use in healthcare fields other than renal (the “Option”). The Option is exercisable during the twelve-month period following FUSA’s receipt of regulatory approval for the sale of a supersorbent product in the United States or European Union, which the Company expects will require further development of the supersorbent technology with TRDF and successful completion of clinical trials by FUSA. The consideration payable to FUSA by the Company or Xcorporeal for the exercise of the Option consists of a payment in the amount of $7,500,000, payable in immediately available funds, and a payment of an ongoing royalty in an amount equal to the lesser of $0.75 per supersorbent cartridge and $1.50 per patient per week in each country where such sales infringe valid and issued claims of the Supersorbent Patents issued in such country.

The Asset Purchase Agreement closed on March 19, 2010, with payments made to the Company by FUSA of $1,950,000, $1,625,000 and $1,675,000 on March 19, 2010, April 1, 2010 and April 1, 2011, respectively, for a total of $5,250,000. FUSA held back $200,000 and $250,000 from the March 19, 2010 and April 1, 2011 payments, respectively, for purposes of resolving a dispute between the Company and TRDF. The closing of the Asset Sale in March 2010 also terminated the arbitration proceeding with Xcorporeal (see Note 10). The Company recognized a gain of approximately $5,200,000, including the Xcorporeal legal fee reimbursement, upon the consummation of the close of the asset purchase transaction on March 19, 2010.

As a result of the Asset Sale, the Company has accounted for its previous research and development activities as a discontinued operation for all periods presented. During the years ended December 31, 2009 and 2008, the Company had incurred a loss from its discontinued research and development activities of $109,209 and $621,769, respectively.

12.  Income (Loss) Per Share

The following table illustrates the computation of basic and diluted income (loss) per common share for the year ended December 31, 2009:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income per common share from continuing operations
Basic
Income from continuing operations available to common stockholders	$265,058	77,917,165	$0.00

Effect of dilutive securities:
Warrants		20,479
Convertible notes payable	34,619	1,865,814

Diluted	$299,677	79,803,458	$0.00

Loss per common share from discontinued operations
Basic
Loss from discontinued operations available to common stockholders	$(109,209)	77,917,165	$(0.00)

Effect of dilutive securities	34,619	1,886,293

Diluted	$(74,590)	79,803,458	$(0.00)

Total net income per common share
Basic
Net income available to common stockholders	$155,849	77,917,165	$0.00

Effect of dilutive securities	34,619	1,886,293

Diluted	$190,468	79,803,458	$0.00

Basic and diluted net loss per common share amounts for the year ended December 31, 2008 are the same because all warrants, stock options and convertible notes payable outstanding were anti-dilutive.

At December 31, 2009 and 2008, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	2009	2008

Warrants	21,805,643	10,090,625
Stock options	8,070,000	7,570,000
Convertible notes payable	—	11,894,598
Total	29,875,643	29,555,223

13.  Subsequent Events

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

NATIONAL QUALITY CARE, INC.

Date: March 14, 2012	By:	/s/ROBERT M. SNUKAL
Robert M. Snukal
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed as of March 14, 2012 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity in Which Signed
/s/ LEONARDO BEREZOVSKY, MD.	Chairman of the Board of Directors and Chief Financial Officer (principal financial officer)
Leonardo Berezovsky M.D.
/s/ ROBERT M. SNUKAL	Chief Executive Officer, President and Director (principal executive officer)
Robert M. Snukal
/s/ RONALD LANG, M.D.	Executive Vice-President and Director
Ronald Lang, M.D.
/s/ JOSE SPIWAK	Director
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

-2-