Form 10-Q
period 2010-03-31
NATIONAL QUALITY CARE INC
filed 2012-04-03
CIK 872544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  80,221,807 shares of common stock as of March 31, 2010.

Documents incorporated by reference:  None

NATIONAL QUALITY CARE, INC.

AND SUBSIDIARY

Forward-Looking Statements

Certain statements in this Quarterly Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These include statements about anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words “budgeted,” “anticipate,” “project,” “estimate,” “expect,” “may,” “believe,” “potential” and similar statements are intended to be among the statements that are forward-looking statements. Because such statements reflect the risk and uncertainty that is inherent in our business, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of these risks and uncertainties are related to our current business situation and include, but are not limited to, our lack of revenues, our history of operating losses, our need for additional financing, the uncertainty of our pending arbitration with our former legal counsel, and the uncertainty about our ability to continue as a going concern, as well as those set forth in this Quarterly Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of March 31, 2010. We undertake no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

PART I – FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

NATIONAL QUALITY CARE, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash	$82,088	$22,281
Money market funds	175,838	—
Receivable from sale of technology rights	3,300,000	—
Prepaid expenses and other current assets	48,794	—
Technology rights held for sale, net of accumulated amortization of $40,162 – discontinued operations	—	59,838
Deferred income taxes	—	1,500,000
Total current assets	3,606,720	1,582,119
Total assets	$3,606,720	$1,582,119

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$2,729,123	$3,009,379
Accounts payable and accrued expenses – discontinued operations	17,212	176,528
Income taxes payable	258,000	—
Deferred income taxes	288,000	—
Notes payable to related party, including accrued interest of $37,497, net of discount of $188,025	—	964,083
Note payable to consultant – discontinued operations	—	120,000
Total current liabilities	3,292,335	4,269,990
Total liabilities	3,292,335	4,269,990

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock, $0.01 par value; authorized - 5,000,000 shares; issued – none	—	—
Common stock, $0.01 par value; authorized - 125,000,000 shares; issued and outstanding – 80,221,807 shares	802,219	802,219
Additional paid-in capital	12,770,189	12,764,246
Accumulated deficit	(13,258,023)	(16,254,336)
Total stockholders’ equity (deficiency)	314,385	(2,687,871)
Total liabilities and stockholders’ equity (deficiency)	$3,606,720	$1,582,119

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues	$—	$—

General and administrative, including $5,943 and $6,702 of stock-based compensation costs for the three months ended March 31, 2010 and 2009, respectively	131,350	373,193
Loss from operations	(131,350)	(373,193)
Interest expense – related party	(197,030)	(12,575)
Gain from legal settlement	1,871,430	—
Other income	156,145	32,084
Income (loss) before income taxes	1,699,195	(353,684)
Income tax expense	(683,000)	—
Income (loss) from continuing operations	1,016,195	(353,684)
Income (loss) from discontinued operations, including gain from sale of assets of $3,318,732, and net of income taxes of $1,363,000, in 2010	1,980,118	(2,556)
Net income (loss)	$2,996,313	$(356,240)

Income (loss) per common share - basic and diluted
Continuing operations	$0.01	$(0.00)
Discontinued operations	0.03	(0.00)
Total net income (loss) per common share	$0.04	$(0.00)

Weighted average common shares outstanding – basic and diluted	80,221,807	73,916,252

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(DEFICIENCY)

Year Ended December 31, 2009

And Three Months Ended March 31, 2010

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficiency)
Balance at December 31, 2008	73,916,252	$739,163	$12,186,413	$(16,410,185)	$(3,484,609)
Stock-based compensation costs	750,000	7,500	48,813	—	56,313
Exercise of stock warrants	5,555,555	55,556	59,444	—	115,000
Fair value of warrants issued in connection with debt	—	—	469,576	—	469,576
Net income	—	—	—	155,849	155,849
Balance at December 31, 2009	80,221,807	802,219	12,764,246	(16,254,336)	(2,687,871)
Stock-based compensation costs	—	—	5,943	—	5,943
Net income	—	—	—	2,996,313	2,996,313
Balance at March 31, 2010 (Unaudited)	80,221,807	$802,219	$12,770,189	$(13,258,023)	$314,385

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Continuing operations:
Income (loss) from continuing operations	$1,016,195	$(353,684)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operating activities:
Amortization of discount on notes payable	188,025	—
Stock-based compensation costs	5,943	6,702
Forgiveness of payables	(156,145)	(32,859)
Deferred income taxes	574,000	—
Changes in operating assets and liabilities:
Increase in -
Prepaid expenses and other current assets	(48,794)	(20,553)
Increase (decrease) in -
Accounts payable and accrued expenses	(124,111)	296,932
Income taxes payable	109,000	—
Accrued interest due to related party	9,004	12,575
Net cash provided by (used in) continuing operating activities	1,573,117	(90,887)
Discontinued operations:
Income (loss) from discontinued operations	1,980,118	(2,556)
Adjustments to reconcile income (loss) from discontinued operations to net cash used in discontinued operating activities:
Amortization of technology rights	—	1,215
Forgiveness of payables	(25,101)	—
Deferred income taxes	1,214,000	—
Gain from sale of assets	(3,318,732)	—
Changes in discontinued operating assets and liabilities:
Increase (decrease) in -
Accounts payable and accrued expenses	(134,215)	(24,260)
Income taxes payable	149,000	—
Net cash used in discontinued operating activities	(134,930)	(25,601)
Net cash provided by (used in) operating activities	1,438,187	(116,488)

Cash flows from investing activities:
Proceeds from sale of assets	78,570	—
Increase in money market funds	(175,838)	—
Net cash used in investing activities	(97,268)	—

Cash flows from financing activities:
Proceeds from notes payable to related party	45,000	—
Payment of note payable issued for services	(120,000)	—
Repayment of note payable to related party	(1,206,112)	—
Net cash used in financing activities	(1,281,112)	—

Net increase (decrease) in cash	59,807	(116,488)
Cash balance at beginning of period	22,281	116,800
Cash balance at end of period	$82,088	$312

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$116,043	$—
Income taxes	$750	$—

Non-cash investing activities:
During the three months ended March 31, 2010, the Company sold technology rights summarized as follows:
Total sales price	$3,378,570
Less amount receivable as of March 31, 2010	(3,300,000)
Cash received	$78,570

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three Months Ended March 31, 2010 and 2009

1. Basis of Presentation

The condensed consolidated financial statements of National Quality Care, Inc. (“NQCI”) and its wholly-owned subsidiary, Los Angeles Community Dialysis, Inc. (“LACDI”) (collectively, the “Company”) at March 31, 2010, and for the three months ended March 31, 2010 and 2009, are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2010, the results of its operations for the three months ended March 31, 2010 and 2009, and its cash flows for the three months ended March 31, 2010 and 2009. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2009 has been derived from the Company’s audited financial statements.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC.

2. Organization and Business Operations

Organization and Nature of Business

National Quality Care, Inc., a publicly-traded Delaware corporation, was incorporated on January 1, 1996. Prior to March 19, 2010, NQCI was a research and development company in the business of developing a wearable artificial kidney for dialysis and other medical applications. On that date NQCI consummated a sale of its technology rights with respect to its developing wearable artificial kidney (see Note 11). Subsequent to March 19, 2010, NQCI has had no operations other than the maintenance of its corporate shell. Unless the context indicates otherwise, NQCI and LACDI are hereinafter referred to as the “Company”.

The Company’s common stock is presently traded on the OTC Market (also referred to as the “Pink Sheets”) under the symbol “NQCI.PK”.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Prior to March 19, 2010, the Company was a research and development company in the business of developing a wearable artificial kidney for dialysis and other medical applications. On that date, the Company consummated a sale of its technology rights with respect to its developing wearable artificial kidney (see Note 11) and, consequently, those activities have been accounted for as discontinued operations in the Company’s condensed consolidated financial statements. Since June 15, 2006, the Company has not generated any revenues from operations, and does not expect to do so in the foreseeable future, except for the revenue generated from the sale of its technology rights during 2010.

For the past several years, except for the three months ended March 31, 2010, the Company has experienced net operating losses and negative operating cash flows. As of March 31, 2010, the Company had an accumulated deficit of $13,258,023, had no revenues from operating activities, and did not have sufficient internal and external working capital resources to meet current and expected future obligations. Such deficiencies indicate the Company will be unable to continue to fund its operations and meet its obligations as they come due. In recent years, the Company has financed its working capital requirements through the sale of technology rights, loans and the recurring sales of its securities to related parties; however, there can be no assurances that such related party funding will be available to the Company in future periods on commercially reasonable terms or at all. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2009 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional debt and/or equity capital and to acquire sufficient operating capital through the development of business activities, or otherwise. The Company’s condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of NQCI and its wholly-owned subsidiary, LACDI. All intercompany balances and transactions have been eliminated in consolidation.

Concentrations

The Company’s cash and money market fund balances may periodically exceed federally insured limits and the limits of the Securities Investor Protection Corporation. The Company has not experienced a loss in such accounts to date. The Company maintains its accounts with financial institutions with high credit ratings.

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

Research and Development

Research and development costs were expensed as incurred.  Research and development expenses consist primarily of costs incurred with respect to the development of the Company’s wearable artificial kidney for dialysis and other medical applications, and are included in discontinued operations in the condensed consolidated statement of operations.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of March 31, 2010, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2008 and thereafter.  The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

Contingencies

The Company’s management assesses contingent liabilities, and such assessment inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Stock-Based Compensation

The Company periodically issues stock options and warrants to officers, directors and consultants for services rendered.  Options vest and expire according to terms established at the grant date. The Company accounts for share-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense in the Company’s condensed consolidated financial statements over the vesting period of the awards. The Company accounts for share-based payments to consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

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

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted income (loss) per common share is the same for all periods presented because all warrants, stock options and convertible notes payable outstanding were anti-dilutive.

At March 31, 2010 and 2009, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	2010	2009

Warrants	4,465,625	10,090,625
Stock options	8,070,000	7,570,000
Convertible notes payable	—	12,061,032
Total	12,535,625	29,721,657

Fair Value of Financial Instruments

The carrying amounts of cash, money market funds, receivable from sale of technology rights, prepaid expenses and other current assets, accounts payable and accrued expenses, and income taxes payable approximate their respective fair values due to the short-term nature of these items. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The Company evaluates its estimates on an on-going basis, including those related to valuation of warrants and options, analysis of deferred taxes and provision for income taxes, contingencies and litigation.

Segment Information

Prior to the discontinued operations discussed in Note 11, the Company’s reportable operating segments included dialysis services and development of a wearable artificial kidney.

Technology Rights

Technology rights for a wearable artificial kidney were being amortized over an estimated useful life of approximately 20 years. On December 14, 2009, the Company entered into an Asset Purchase Agreement for the sale of these rights, which was consummated on March 19, 2010 (see Note 11). Amortization is included in discontinued operations and amounted to $-0- and $1,215 for the three months ended March 31, 2010 and 2009.

Reclassifications

Certain items in the 2009 condensed consolidated financial statements have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company's financial statement presentation or disclosures.

4.  Notes Payable

Note Payable to Consultant

The Company was party to a contract dispute with a consultant claiming additional compensation relating to an agreement dated January 6, 2002, as amended. In August 2008, the Company and consultant reached an agreement whereby the Company executed and delivered a promissory note in the amount of $120,000, bearing interest at 2.54% per annum, and payable on August 7, 2010. In connection therewith, the Company and the consultant entered into a mutual general release agreement. As a result, compensation in the amount of $120,000 was charged to discontinued operations in August 2008. Additionally, on June 21, 2008, the Company granted the consultant options to purchase 1,500,000 shares of the Company’s common stock. In August 2008, the consultant was elected as a Director of the Company and was also appointed to serve as the Company’s Chief Scientific Officer. In connection with such election and appointment, the consultant received an additional 1,000,000 options to purchase shares of common stock. In March 2010, the note principal and related accrued interest were paid.

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

On August 12, 2008, the Company entered into a $150,000 uncollateralized convertible promissory note agreement with Robert M. Snukal, a director and chief executive officer, bearing interest at 6% per annum, payable on December 31, 2008. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could be converted into shares of the Company’s common stock at a conversion price of $0.12 per share, which was the approximate closing price of the Company’s common stock on or about the date of the note. In connection with this note, the Company issued warrants to purchase 625,000 shares of the Company’s common stock at an exercise price of $0.12 per share. The warrants expire on the earlier of (i) August 12, 2015 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $45,478, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method. The discount was fully amortized as of December 31, 2008. On March 19, 2010, the above described warrants to acquire 625,000 shares expired unexercised as a result of the Company’s sale of substantially all of its assets (see Note 11).

On May 13, 2009, the $700,000 promissory note payable to related party and the $150,000 promissory note payable to related party, plus accrued interest of $64,611, were rolled-over into a new uncollateralized non-convertible promissory note in the amount of $914,611, due on May 13, 2010, with interest at 6% per annum. In connection with this note, the Company issued warrants to purchase 16,937,240 shares of the Company’s common stock at an exercise price of $0.027 per share, which was the approximate closing price of the Company’s common stock on or about the date of the note. The warrants expire on the earlier of (i) May 13, 2016 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $377,667, using the Black-Scholes option-pricing model, and was recorded as discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method. For the three months ended March 31, 2010, the Company recorded interest expense of $136,581 relative to the amortized discount. The discount was fully amortized as of March 31, 2010. In March 2010, the $914,611 note, with accrued interest of $42,398, was paid in full. On July 7, 2009, warrants to acquire 555,555 shares were exercised. On March 19, 2010, warrants to acquire the remaining 16,381,685 shares expired unexercised as a result of the Company’s sale of substantially all of its assets (see Note 11).

On April 21, 2009, the Company entered into a $20,000 uncollateralized convertible promissory note agreement with Robert M. Snukal, a director and chief executive officer, bearing interest at 6% per annum, and payable on August 31, 2009. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could be converted into shares of the Company’s common stock at a conversion price of $0.03 per share, which was the approximate closing price of the Company’s common stock on the date of the note, at any time. In connection with this note, the Company issued warrants to purchase 333,333 shares of the Company’s common stock at an exercise price of $0.03 per share. The warrants expire on the earlier of (i) April 21, 2016 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $8,312, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants was charged to interest expense over the period that the note was outstanding. The discount was fully amortized as of December 31, 2009. On April 28, 2009, the $20,000 note was paid in full. On March 19, 2010, the above described warrants to acquire 333,333 shares expired unexercised as a result of the Company’s sale of substantially all of its assets (see Note 11).

On October 18, 2009, the Company entered into a $200,000 uncollateralized convertible promissory note agreement with Robert M. Snukal, a director and chief executive officer, bearing interest at 6% per annum, and payable on April 30, 2010. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could be converted into shares of the Company’s common stock at a conversion price of $0.022 per share, which was the approximate closing price of the Company’s common stock on or about the date of the note, at any time. In connection with this note, the Company issued warrants to purchase 4,545,455 shares of the Company’s common stock at an exercise price of $0.022 per share. The warrants expire on the earlier of (i) October 18, 2016 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $83,597, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method. For the three months ended March 31, 2010, the Company recorded interest expense of $51,444 relative to the amortized discount. The discount was fully amortized as of March 31, 2010. In March 2010, the $200,000 note, with accrued interest of $4,077, was paid in full. On March 19, 2010, the above described warrants to acquire 4,545,455 shares expired unexercised as a result of the Company’s sale of substantially all of its assets (see Note 11).

On February 23, 2010, the Company entered into a $45,000 uncollateralized promissory note agreement with an officer and director, bearing interest at 5% per annum, and payable on February 23, 2011. In March 2010, the $45,000 note, with accrued interest of $26, was paid in full.

During the three months ended March 31, 2010 and 2009, the Company recorded total interest expense of $188,025 and $-0-, respectively, relative to the amortization of discounts.

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

7. Money Market Funds — Fair Value

Money market funds at March 31, 2010 consisted of an investment in shares of the UBS RMA Money Fund Inc – Money Market Portfolio with a market value of $175,838. The Money Market Portfolio is an open-end fund incorporated in the USA whose stated objective is to provide maximum current income consistent with liquidity and conservation of capital. The Fund invests in a diversified portfolio of high quality money market instruments of governmental and private issuers.

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

Money market funds are the only financial instrument that is measured and recorded at fair value on the Company’s balance sheet on a recurring basis. The following table presents money market funds at their level within the fair value hierarchy at March 31, 2010.

	Total	Level 1	Level 2	Level 3

March 31, 2010:
Money market funds	$175,838	$175,838	$—	$—

8. Stock Options and Warrants

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2010 and 2009 is as follows:

	2010		2009
		Weighted Average		Weighted Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding — beginning of period	8,070,000	$0.37	7,570,000	$0.39
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired	—	$—	—	$—

Outstanding — end of period	8,070,000	$0.37	7,570,000	$0.39

The following table summarizes the number of option shares, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding options and total exercisable options as of March 31, 2010:

	Total Outstanding			Total Exercisable
	Number	Weighted Average		Number	Weighted Average
Price Range	Of Shares	Exercise Price	Life (Years)	Of Shares	Exercise Price	Life (Years)
$0.03 - $0.35	4,090,000	$0.12	8.13	3,440,000	$0.12	8.09
$0.36 - $0.99	3,980,000	$0.63	6.05	3,980,000	$0.63	6.05

	8,070,000	$0.37	7.11	7,420,000	$0.39	6.99

See Note 9 for a description of the Company’s share-based compensation including the stock option activity during the three months ended March 31, 2010 and 2009.

Stock Warrants

A summary of the Company’s stock warrant activity and related information for the three months ended March 31, 2010 and 2009 is as follows:

	2010		2009
		Weighted Average		Weighted Average
	Warrant	Exercise Price	Warrant	Exercise Price
Outstanding — beginning of period	26,351,098	$0.05	10,090,625	$0.10
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired	(21,885,473)	$0.03	—	$—

Outstanding — end of period	4,465,625	$0.18	10,090,625	$0.10

The following table summarizes the number of warrants, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding warrants and total exercisable warrants as of March 31, 2010:

	Total Outstanding			Total Exercisable
	Number	Weighted Average		Number	Weighted Average
Price Range	Of Shares	Exercise Price	Life (Years)	Of Shares	Exercise Price	Life (Years)
$0.02 - $0.35	4,315,625	$0.15	3.90	4,315,625	$0.15	3.90
$0.36 - $0.99	100,000	$0.60	0.79	100,000	$0.60	0.79
$1.00 - $1.25	50,000	$1.25	0.79	50,000	$1.25	0.79

	4,465,625	$0.18	3.80	4,465,625	$0.18	3.80

9.  Share-Based Compensation

As of March 31, 2010, the Company had adopted three stock option plans for the benefit of officers, directors, employees, independent contractors and consultants of the Company. These plans include: (i) the 1998 Stock Option Plan, (ii) the 1996 Stock Option Plan, and (iii) the 1996 Employee Compensatory Stock Option Plan. The 1998 Stock Option Plan was terminated with respect to future grants on April 8, 2008, the 1996 Stock Option Plan was terminated with respect to future grants on May 11, 2006 and the 1996 Employee Compensatory Stock Option Plan was terminated with respect to future grants on February 7, 2000. In addition to these plans, from time to time, the Company grants various other stock options and warrants directly to certain parties. The Company grants all such awards as incentive compensation to officers, directors, and employees, and as compensation for the services of independent contractors and consultants of the Company.

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

There were no transactions during the three months ended March 31, 2010 and 2009, requiring an assessment of value pursuant to the Black-Scholes option-pricing model.

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

On August 8, 2008, the Company issued options to purchase 1,000,000 shares of common stock to a director pursuant to the 1998 Stock Option Plan. The options vest in eight equal semi-annual installments commencing on February 8, 2009 and continuing on each August 8 and February 8 thereafter until the becoming fully vested on the fourth anniversary of the date of grant, and expire in ten years. The fair value of these options on the date of grant was $83,621 and will be charged to operations on a straight-line basis over the requisite service period. During the three months ended March 31, 2010 and 2009, the Company charged continuing operations for share-based compensation expense of $5,205 and $5,203, respectively, relating to these options.

On June 21, 2008, the Company issued options to purchase 100,000 shares of common stock to a consultant. The options vest over two years, have an exercise price of $0.08 per share, and expire in ten years. The fair value of these options on the date of grant was to $5,901 and is being charged to operations on a straight-line basis over the requisite service period. During the three months ended March 31, 2010 and 2009, the Company recorded consultant compensation expense of $738 relating to these options.

On February 12, 2007, the Company issued options to purchase 50,000 shares of common stock to a consultant pursuant to the 1998 Stock Option Plan. The options vest over two years, have an exercise price of $0.36 per share, and expire in ten years. The fair value of these options on the date of grant was $12,163 and is being charged to operations on a straight-line basis over the requisite service period. During the three months ended March 31, 2009, the Company recorded consultant compensation expense of $761 relating to these options.

During the three months ended March 31, 2010 and 2009, a total of $5,943 and $6,702, respectively, was charged to continuing and discontinued operations for share-based compensation costs relating to common stock, stock options and warrants.

As of March 31, 2010, there was approximately $47,800 of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over the ensuing 28 months.

There were no exercisable but unexercised in-the-money stock options and warrants at March 31, 2010, Accordingly, they had no intrinsic value on that date, based on a fair market value of $0.026 per share on March 31, 2010. The intrinsic value of exercisable but unexercised in-the-money stock options and warrants at March 31, 2009 was approximately $250,000, based on a fair market value of $0.07 per share on March 31, 2009.

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

Arbitration Proceeding with Former Legal Counsel

On February 17, 2011, the Company commenced a binding arbitration proceeding with its former law firm regarding a fee dispute that arose as a result of claimed attorneys' fees incurred by the former law firm in connection with an arbitration proceeding between the Company and Xcorporeal, and certain transactional matters handled by the law firm for the Company. The former law firm has asserted that approximately $2,729,000 in fees and costs are owed to it by the Company for services rendered during 2008, 2009 and 2010, plus interest. The arbitrators have heard all of the testimony presented by the parties, and the parties submitted their final closing briefs on November 10, 2011. As of April 2, 2012, the arbitrators had not rendered their decision on this matter. Management reviews available information and determines the need for recording an estimate of the potential expense when the amount is probable, reasonable and estimable. The Company believes that it has adequately and appropriately provided for the fees incurred through March 31, 2010 in the accompanying condensed consolidated financial statements. Given the Company’s limited liquidity and working capital resources, it is uncertain whether the Company would be able to satisfy such obligation should a decision adverse to the Company be rendered.

11.  Discontinued Operations

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

As a result of the Asset Sale, the Company has accounted for its previous research and development activities as a discontinued operation for all periods presented. During the three months ended March 31, 2010 and 2009, the Company had income (loss) from its discontinued research and development operation of $24,386 and $(2,556), respectively.

Additionally, upon the closing of the Asset Sale on March 19, 2010, the Company recorded a gain from debt settlement of $1,871,430 (see Note 10), which is included in continuing operations, and a gain from the Asset Sale of $3,318,732, before income taxes of approximately $1,363,000, which is included in discontinued operations, in the accompanying condensed consolidated statement of operations.

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

Sale of Assets

On December 14, 2009, the Company, Xcorporeal and FUSA executed an Asset Purchase Agreement that provided for the sale of substantially all of the Company’s and Xcorporeal’s assets (the “Asset Sale”) to FUSA for an aggregate cash purchase price of $8,000,000 (the “Cash Purchase Price”) and certain other royalty payment rights. Subject to the terms and conditions of the Asset Purchase Agreement, the Cash Purchase Price was to be paid to the Company and Xcorporeal as follows: (a) an exclusivity fee in the amount of $200,000 previously paid by FUSA to Xcorporeal, (b) $3,800,000 on the date of closing (the “Closing Date”) of the transactions contemplated under the Asset Purchase Agreement (the “Closing”), of which the Company and Xcorporeal received $2,150,000 and $1,650,000, respectively, (c) $2,000,000 on April 1, 2010, of which the Company and Xcorporeal received $1,625,000 and $375,000, respectively, and (d) $2,000,000 on April 1, 2011, of which the Company and Xcorporeal received $1,925,000 and $75,000, respectively.

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

The Asset Purchase Agreement closed on March 19, 2010, with payments made to the Company by FUSA of $1,950,000, $1,625,000 and $1,675,000 on March 19, 2010, April 1, 2010 and April 1, 2011, respectively, for a total of $5,250,000. FUSA held back $200,000 and $250,000 from the March 19, 2010 and April 1, 2011 payments, respectively, for purposes of resolving a dispute between the Company and TRDF. The closing of the Asset Sale in March 2010 also terminated the arbitration proceeding with Xcorporeal.

Arbitration Proceedings

On February 17, 2011, the Company commenced a binding arbitration proceeding with its former law firm regarding a fee dispute that arose as a result of claimed attorneys’ fees incurred by the former law firm in connection with an arbitration proceeding between the Company and Xcorporeal, and certain transactional matters handled by the law firm for the Company. The former law firm has asserted that approximately $2,729,000 in fees and costs are owed to it by the Company for services rendered during 2008, 2009 and 2010, plus interest. The arbitrators have heard all of the testimony presented by the parties, and the parties submitted their final closing briefs on November 10, 2011. As of April 2, 2012 the arbitrators had not rendered their decision on this matter. The Company believes that it has adequately and appropriately provided for the fees incurred through March 31, 2010 in its condensed consolidated financial statements.  Given the Company’s limited liquidity and working capital resources, the Company may be unable to satisfy such obligation should a decision adverse to the Company be rendered.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Prior to March 19, 2010, the Company was a research and development company in the business of developing a wearable artificial kidney for dialysis and other medical applications. On that date, the Company consummated a sale of its technology rights with respect to its developing wearable artificial kidney and, consequently, those activities have been accounted for as discontinued operations in the Company’s condensed consolidated financial statements. Since June 15, 2006, the Company has not generated any revenues from operations, and does not expect to do so in the foreseeable future; however, the Company generated revenue from the sale of the Company’s technology rights during 2010.

For the past several years, except for the three months ended March 31, 2010, the Company has experienced net operating losses and negative operating cash flows. As of March 31, 2010, the Company had an accumulated deficit of $13,258,023, had no revenues from operating activities, and did not have sufficient internal and external working capital resources to meet current and expected future obligations. Such deficiencies indicate the Company will be unable to continue to fund its operations and meet its obligations as they come due. In recent years, the Company has financed its working capital requirements through the sale of technology rights, loans and the recurring sales of its securities to related parties; however, there can be no assurances that such related party funding will be available to the Company in future periods on commercially reasonable terms or at all. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2009 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional debt and/or equity capital, and to acquire sufficient operating capital through the development of business activities, or otherwise. The Company’s condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s condensed consolidated financial statements.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist primarily of costs incurred with respect to the development of the Company’s wearable artificial kidney for dialysis and other medical applications, and are included in discontinued operations in the condensed consolidated statement of operations.

Technology Rights

Technology rights relate to the Company’s wearable artificial kidney and were being amortized over an estimated useful life of approximately 20 years. Amortization is included in discontinued operations in the condensed consolidated statement of operations.

Stock-Based Compensation

 The Company periodically issues stock options and warrants to officers, directors and consultants for services rendered.  Options vest and expire according to terms established at the grant date. The Company accounts for share-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense in the Company’s condensed consolidated financial statements over the vesting period of the awards. The Company accounts for share-based payments to consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

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

Contingencies

The Company’s management assesses contingent liabilities, and such assessment inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

The Company had no revenues from operations for the three months ended March 31, 2010 and 2009; however, the Company generated revenue from the sale of the Company’s technology rights during 2010.

General and administrative expenses for the three months ended March 31, 2010 were $131,350, as compared to $373,193 for the three months ended March 31, 2009, a decrease of $241,843 or 65%. Included in such costs was stock-based compensation of $5,943 and $6,702 in 2010 and 2009, respectively. The decrease in general and administrative expenses in 2010 as compared to 2009 was primarily a result of a decrease in legal fees of $262,221. Significant legal fees were incurred in 2009 as compared to 2010 due primarily to the arbitration with Xcorporeal.

Interest expense (all to a related party) was $197,030 for the three months ended March 31, 2010, as compared to $12,575 for the three months ended March 31, 2009. The increase in 2010, as compared to 2009, was the result of amortization in 2010 of discounts on notes payable that were borrowed in prior years to fund the company’s working capital needs. Such notes payable were repaid in 2010 from the proceeds received in 2010 relating to the sale of the Company’s technology rights.

Other income was $156,145 for the three months ended March 31, 2010, as compared to $32,084 for the three months ended March 31, 2009. The increase was due primarily to forgiveness of payables by vendors in 2010.

Income tax expense related to continuing operations of $683,000 was recorded for the three months ended March 31, 2010, and related primarily to the gain from legal settlement of $1,871,430 recognized in 2010. No tax provision had been made for the three months ended March 31, 2009 due to losses incurred during 2009.

Income from continuing operations was $1,016,195 for the three months ended March 31, 2010, as compared to a loss from continuing operations of $353,684 for the three months ended March 31, 2009, due primarily to the gain from legal settlement, net of income taxes, in 2010.

Income from discontinued operations was $1,980,118 for the three months ended March 31, 2010, as compared to a loss from discontinued operations of $2,556 for the three months ended March 31, 2009, due primarily to the gain from the sale of assets, net of income taxes, in 2010.

Net income was $2,996,313 for the three months ended March 31, 2010, as compared to a net loss of $356,240 for the three months ended March 31, 2009.

The Company expects to report continuing losses from operations and negative operating cash flows for the remainder of 2010 and subsequently, as the Company has no on-going revenue-generating activities, except for any ancillary revenues that may be derived in future periods from the sale of the Company’s technology rights.

Liquidity and Capital Resources

The Company had cash and money market funds of $257,926 at March 31, 2010, as compared to $22,281 at December 31, 2009, an increase of $235,645. However, the Company does not have sufficient working capital assets and resources to meet its continuing obligations. In recent years, the Company has financed its working capital requirements through the sale of technology rights, loans and the recurring sales of its securities to related parties; however, there can be no assurances that such related party funding will be available to the Company in future periods on commercially reasonable terms or at all. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2009 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company had a working capital surplus of $314,385 at March 31, 2010 as compared to a working capital deficit of $2,687,871 at December 31, 2009.

As of March 31, 2010, the Company had no note payable obligations. As of December 31, 2009, the Company had notes payable to related parties of $964,083, net of discount and including accrued interest, and a note payable to a consultant of $120,000.

Operating Activities

During the three months ended March 31, 2010, the Company generated cash of $1,573,117 from continuing operating activities, as compared to using cash of $90,887 in continuing operating activities during the three months ended March 31, 2009, a net increase of $1,664,004. Cash provided from continuing operations increased in 2010, as compared to 2009, due primarily to the proceeds received from the legal settlement, net of income taxes, during the three months ended March 31, 2010.

During the three months ended March 31, 2010, the Company used cash of $134,930 in discontinued operating activities, as compared to using cash of $25,601 in discontinued operating activities during the three months ended March 31, 2009, a net increase of $109,329.

Investing Activities

During the three months ended March 31, 2010, the Company utilized $97,268 of cash in investing activities, consisting of the proceeds received from sale of assets of $78,570, less $175,838 transferred to the Company’s money market funds.

During the three months ended March 31, 2009, there were no investing activities.

Financing Activities

During the three months ended March 31, 2010, the Company used cash of $1,281,112 in financing activities, consisting primarily of principal and interest payments made on debt incurred in prior periods to finance the Company’s activities.

During the three months ended December 31, 2009, the Company had no financing activities.

The following significant financing transactions, primarily equity related, were completed in 2009 and 2010:

On May 13, 2009, a $700,000 promissory note dated December 26, 2007 payable to Robert M. Snukal, director and chief executive officer, and a $150,000 promissory note dated August 12, 2008 payable to Robert M. Snukal, plus accrued interest of $64,611, were rolled-over into a new uncollateralized non-convertible promissory note in the amount of $914,611, due on May 13, 2010, with interest at 6% per annum. In connection with this note, the Company issued warrants to purchase 16,937,240 shares of the Company’s common stock at an exercise price of $0.027 per share, which was the approximate closing price of the Company’s common stock on or about the date of the note. The warrants expire on the earlier of (i) May 13, 2016 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $377,667, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method. In March 2010, the $914,611 note, with accrued interest of $42,398, was paid in full.

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

On May 13, 2009, the Company issued options to purchase 250,000 shares of common stock to a consultant for past services, which were fully vested on the date of grant. The options are exercisable at $0.027 per share, which was the approximate closing price of the Company’s common stock on or about the date of the issuance, and expire in ten years. The fair value of these options on the date of grant was $6,037, which was charged to operations on May 13, 2009.

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

On February 23, 2010, the Company entered into a $45,000 uncollateralized promissory note agreement with Robert M. Snukal, director and chief executive officer, with interest at 5% per annum, and payable on February 23, 2011. In March 2010, the $45,000 note, with accrued interest of $26, was paid in full.

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

We conducted an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report. Based on that evaluation, our Chief Executive Officer has concluded that as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses.

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

On February 17, 2011, the Company commenced a binding arbitration proceeding with its former law firm regarding a fee dispute that arose as a result of claimed attorneys' fees incurred by the former law firm in connection with an arbitration proceeding between the Company and Xcorporeal, and certain transactional matters handled by the law firm for the Company. The former law firm has asserted that approximately $2,729,000 in fees and costs are owed to it by the Company for services rendered during 2008, 2009 and 2010, plus interest. The arbitrators have heard all of the testimony presented by the parties, and the parties submitted their final closing briefs on November 10, 2011. As of April 2, 2012 the arbitrators had not rendered their decision on this matter. The Company believes that it has adequately and appropriately provided for the fees incurred through March 31, 2010 in the accompanying condensed consolidated financial statements. Given the Company’s limited liquidity and working capital resources, it is uncertain whether the Company would be able to satisfy such obligation should a decision adverse to the Company be rendered.

Item 1A – Risk Factors

Not applicable.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Information with respect to the sales of unregistered equity securities can be found at Note 5 to the March 31, 2010 condensed consolidated financial statements. The proceeds from such sales were used to fund the Company’s operating activities.

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

NATIONAL QUALITY CARE, INC.

Date: April 2, 2012	By:	/s/Robert M. Snukal
Robert M. Snukal
Chief Operating Officer and President
(Principal Executive Officer)

Date: April 2, 2012	By:	/s/Leonardo Berezovsky
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

