Form 10-Q
period 2010-09-30
NATIONAL QUALITY CARE INC
filed 2012-04-03
CIK 872544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  80,221,807 shares of common stock as of September 30, 2010.

Documents incorporated by reference:  None

NATIONAL QUALITY CARE, INC.

AND SUBSIDIARY

TABLE OF CONTENTS

Page Number
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements	2

Condensed Consolidated Balance Sheets – September 30, 2010 (Unaudited) and December 31, 2009	2

Condensed Consolidated Statements of Operations (Unaudited) – Three Months and Nine Months Ended September 30, 2010 and 2009	3

Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) – Year ended December 31, 2009 and Nine Months Ended September 30, 2010 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows (Unaudited) – Nine Months Ended September 30, 2010 and 2009	5

Notes to Condensed Consolidated Financial Statements (Unaudited) – Three Months and Nine Months ended September 30, 2010 and 2009	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Reserved	24

Item 5. Other Information	24

Item 6. Exhibits	24

SIGNATURES	25

i

Forward-Looking Statements

Certain statements in this Quarterly Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These include statements about anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words “budgeted,” “anticipate,” “project,” “estimate,” “expect,” “may,” “believe,” “potential” and similar statements are intended to be among the statements that are forward-looking statements. Because such statements reflect the risk and uncertainty that is inherent in our business, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of these risks and uncertainties are related to our current business situation and include, but are not limited to, our lack of revenues, our history of operating losses, our need for additional financing, the uncertainty of our pending arbitration with our former legal counsel, and the uncertainty about our ability to continue as a going concern, as well as those set forth in this Quarterly Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of September 30, 2010. We undertake no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

PART I – FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

NATIONAL QUALITY CARE, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash	$232,564	$22,281
Money market funds	1,417,404	—
Receivable from sale of technology rights	1,675,000	—
Prepaid expenses and other current assets	72,204	—
Technology rights held for sale, net of accumulated amortization of $40,162 – discontinued operations	—	59,838
Deferred income taxes	—	1,500,000
Total current assets	3,397,172	1,582,119
Total assets	$3,397,172	$1,582,119

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$2,720,788	$3,009,379
Accounts payable and accrued expenses – discontinued operations	15,214	176,528
Income taxes payable	244,000	—
Deferred income taxes	217,000	—
Notes payable to related party, including accrued interest of $37,497, net of discount of $188,025	—	964,083
Note payable to consultant – discontinued operations	—	120,000
Total current liabilities	3,197,002	4,269,990
Total liabilities	3,197,002	4,269,990

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock, $0.01 par value; authorized - 5,000,000 shares; issued – none	—	—
Common stock, $0.01 par value; authorized - 125,000,000 shares; issued and outstanding – 80,221,807 shares	802,219	802,219
Additional paid-in capital	12,781,337	12,764,246
Accumulated deficit	(13,383,386)	(16,254,336)
Total stockholders’ equity (deficiency)	200,170	(2,687,871)
Total liabilities and stockholders’ equity (deficiency)	$3,397,172	$1,582,119

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$—	$—	$—	$—

General and administrative, including $5,205 and $5,944 of stock-based compensation costs for the three months ended September 30, 2010 and 2009, respectively, and $17,091 and $31,870 of stock-based compensation costs for the nine months ended September 30, 2010 and 2009, respectively	92,365	128,029	342,369	754,065
Loss from operations	(92,365)	(128,029)	(342,369)	(754,065)
Interest expense – related party	—	(109,025)	(197,030)	(193,240)
Gain from legal settlement	—	—	1,871,430	—
Interest income	621	—	656	—
Other income	—	63,144	156,145	95,228
Income (loss) before income taxes	(91,744)	(173,910)	1,488,832	(852,077)
Income tax benefit (expense)	37,000	—	(598,000)	—
Income (loss) from continuing operations	(54,744)	(173,910)	890,832	(852,077)
Income (loss) from discontinued operations, including gain from sale of assets of $3,318,732, and net of income taxes of $1,363,000, for the nine months ended September 30, 2010	—	(24,719)	1,980,118	(42,738)
Net income (loss)	$(54,744)	$(198,629)	$2,870,950	$(894,815)

Income (loss) per common share - basic and diluted
Continuing operations	$(0.00)	$(0.00)	$0.01	$(0.01)
Discontinued operations	—	(0.00)	0.03	(0.00)
Total net income (loss) per common share	$(0.00)	$(0.00)	$0.04	$(0.01)

Weighted average common shares outstanding – basic and diluted	80,221,807	80,081,710	80,221,807	77,140,509

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Year Ended December 31, 2009

And Nine Months Ended September 30, 2010

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficiency)
Balance at December 31, 2008	73,916,252	$739,163	$12,186,413	$(16,410,185)	$(3,484,609)
Stock-based compensation costs	750,000	7,500	48,813	—	56,313
Exercise of stock warrants	5,555,555	55,556	59,444	—	115,000
Fair value of warrants issued in connection with debt	—	—	469,576	—	469,576
Net income	—	—	—	155,849	155,849
Balance at December 31, 2009	80,221,807	802,219	12,764,246	(16,254,336)	(2,687,871)
Stock-based compensation costs	—	—	17,091	—	17,091
Net income	—	—	—	2,870,950	2,870,950
Balance at September 30, 2010 (Unaudited)	80,221,807	$802,219	$12,781,337	$(13,383,386)	$200,170

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Continuing operations:
Income (loss) from continuing operations	$890,832	$(852,077)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operating activities:
Amortization of discount on notes payable	188,025	154,205
Stock-based compensation costs	17,091	31,870
Forgiveness of payables	(156,145)	(96,003)
Deferred income taxes	503,000	—
Changes in operating assets and liabilities:
Decrease (increase) in -
Prepaid expenses and other current assets	(72,204)	6,542
Increase (decrease) in -
Accounts payable and accrued expenses	(132,446)	500,946
Income taxes payable	95,000	—
Accrued interest due to related party	9,004	39,034
Net cash provided by (used in) continuing operating activities	1,342,157	(215,483)
Discontinued operations:
Income (loss) from discontinued operations	1,980,118	(42,738)
Adjustments to reconcile income (loss) from discontinued operations to net cash used in discontinued operating activities:
Stock-based compensation costs	—	18,500
Amortization of technology rights	—	3,645
Forgiveness of payables	(25,101)	(51,977)
Deferred income taxes	1,214,000	—
Gain from sale of assets	(3,318,732)	—
Changes in discontinued operating assets and liabilities:
Increase (decrease) in -
Accounts payable and accrued expenses	(136,213)	(10,530)
Income taxes payable	149,000	—
Net cash used in discontinued operating activities	(136,928)	(83,100)
Net cash provided by (used in) operating activities	1,205,229	(298,583)

Cash flows from investing activities:
Proceeds from sale of assets	1,703,570	—
Increase in money market funds	(1,417,404)	—
Net cash provided by investing activities	286,166	—

Cash flows from financing activities:
Proceeds from notes payable to related party	45,000	20,000
Advances from related party	—	87,500
Payment of note payable issued for services	(120,000)	—
Exercise of stock warrants	—	115,000
Repayment of note payable to related party	(1,206,112)	(20,000)
Net cash provided by (used in) financing activities	(1,281,112)	202,500

Net increase (decrease) in cash	210,283	(96,083)
Cash balance at beginning of period	22,281	116,800
Cash balance at end of period	$232,564	$20,717

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$116,043	$—
Income taxes	$1,600	$1,600

Non-cash investing activities:
Notes payable to related party, including related accrued interest, rolled-over into a new note payable	$—	$914,611
Discount recorded for issuance of warrants in connection with a convertible notes payable to related party	$—	$385,979
During the nine months ended September 30, 2010, the Company sold technology rights summarized as follows:
Total sales price	$3,378,570
Less amount receivable as of September 30, 2010	(1,675,000)
Cash received	$1,703,570

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three Months and Nine Months Ended September 30, 2010 and 2009

1. Basis of Presentation

The condensed consolidated financial statements of National Quality Care, Inc. (“NQCI”) and its wholly-owned subsidiary, Los Angeles Community Dialysis, Inc. (“LACDI”) (collectively, the “Company”) at September 30, 2010, and for the three months and nine months ended September 30, 2010 and 2009, are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2010, the results of its operations for the three months and nine months ended September 30, 2010 and 2009, and its cash flows for the nine months ended September 30, 2010 and 2009. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2009 has been derived from the Company’s audited financial statements.

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

For the past several years, except for the nine months ended September 30, 2010, the Company has experienced net operating losses and negative operating cash flows. As of September 30, 2010, the Company had an accumulated deficit of $13,383,386, had no revenues from operating activities, and did not have sufficient internal and external working capital resources to meet current and expected future obligations. Such deficiencies indicate the Company will be unable to continue to fund its operations and meet its obligations as they come due. In recent years, the Company has financed its working capital requirements through the sale of technology rights, loans and the recurring sales of its securities to related parties; however, there can be no assurances that such related party funding will be available to the Company in future periods on commercially reasonable terms or at all. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2009 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of September 30, 2010, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2008 and thereafter.  The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of September 30, 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

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

At September 30, 2010 and 2009, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	2010	2009

Warrants	4,465,625	21,805,643
Stock options	8,070,000	8,120,000
Total	12,535,625	29,925,643

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

Technology Rights

Technology rights for a wearable artificial kidney were being amortized over an estimated useful life of approximately 20 years. On December 14, 2009, the Company entered into an Asset Purchase Agreement for the sale of these rights, which was consummated on March 19, 2010 (see Note 11). Amortization is included in discontinued operations and amounted to $-0- and $1,215 for the three months ended September 30, 2010 and 2009, and $-0- and $3,645 for the nine months ended September 30, 2010 and 2009.

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

On May 13, 2009, the $700,000 promissory note payable to related party and the $150,000 promissory note payable to related party, plus accrued interest of $64,611, were rolled-over into a new uncollateralized non-convertible promissory note in the amount of $914,611, due on May 13, 2010, with interest at 6% per annum. In connection with this note, the Company issued warrants to purchase 16,937,240 shares of the Company’s common stock at an exercise price of $0.027 per share, which was the approximate closing price of the Company’s common stock on or about the date of the note. The warrants expire on the earlier of (i) May 13, 2016 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $377,667, using the Black-Scholes option-pricing model, and was recorded as discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method. For the three months and nine months ended September 30, 2010, the Company recorded interest expense of $-0- and $136,581, respectively, relative to the amortized discount. The discount was fully amortized as of September 30, 2010. In March 2010, the $914,611 note, with accrued interest of $42,398, was paid in full. On July 7, 2009, warrants to acquire 555,555 shares were exercised. On March 19, 2010, warrants to acquire the remaining 16,381,685 shares expired unexercised as a result of the Company’s sale of substantially all of its assets (see Note 11).

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

On October 18, 2009, the Company entered into a $200,000 uncollateralized convertible promissory note agreement with Robert M. Snukal, a director and chief executive officer, bearing interest at 6% per annum, and payable on April 30, 2010. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could be converted into shares of the Company’s common stock at a conversion price of $0.022 per share, which was the approximate closing price of the Company’s common stock on or about the date of the note, at any time. In connection with this note, the Company issued warrants to purchase 4,545,455 shares of the Company’s common stock at an exercise price of $0.022 per share. The warrants expire on the earlier of (i) October 18, 2016 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $83,597, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method. For the three months and nine months ended September 30, 2010, the Company recorded interest expense of $-0- and $51,444, respectively, relative to the amortized discount. The discount was fully amortized as of September 30, 2010. In March 2010, the $200,000 note, with accrued interest of $4,077, was paid in full. On March 19, 2010, the above described warrants to acquire 4,545,455 shares expired unexercised as a result of the Company’s sale of substantially all of its assets (see Note 11).

On February 23, 2010, the Company entered into a $45,000 uncollateralized promissory note agreement with an officer and director, bearing interest at 5% per annum, and payable on February 23, 2011. In March 2010, the $45,000 note, with accrued interest of $26, was paid in full.

During the three months ended September 30, 2010 and 2009, the Company recorded total interest expense of $-0- and $95,193, respectively, relative to the amortization of discounts. During the nine months ended September 30, 2010 and 2009, the Company recorded total interest expense of $188,025 and $154,205, respectively, relative to the amortization of discounts.

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

7. Money Market Funds — Fair Value

Money market funds at September 30, 2010 consisted of an investment in shares of the UBS Select Prime Institutional Fund with a market value of $1,417,404. The stated objective of the UBS Select Prime Institutional Fund is to maximize current income consistent with liquidity and preservation of capital. The Fund invests in a diversified portfolio of high quality money market instruments of governmental and private issuers and may invest up to 5% of its net assets in investments exempt from federal income tax.

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

Money market funds are the only financial instrument that is measured and recorded at fair value on the Company’s balance sheet on a recurring basis. The following table presents money market funds at their level within the fair value hierarchy at September 30, 2010.

	Total	Level 1	Level 2	Level 3

September 30, 2010:
Money market funds	$1,417,404	$1,417,404	$—	$—

8. Stock Options and Warrants

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2010 and 2009 is as follows:

	2010		2009
		Weighted Average		Weighted Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding — beginning of period	8,070,000	$0.37	7,570,000	$0.39
Granted	—	$—	550,000	$0.03
Exercised	—	$—	—	$—
Expired	—	$—	—	$—

Outstanding — end of period	8,070,000	$0.37	8,120,000	$0.37

The following table summarizes the number of option shares, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding options and total exercisable options as of September 30, 2010:

	Total Outstanding			Total Exercisable
	Number	Weighted Average		Number	Weighted Average
Price Range	of Shares	Exercise Price	Life (Years)	of Shares	Exercise Price	Life (Years)
$0.03 - $0.35	4,090,000	$0.12	7.63	3,590,000	$0.12	7.60
$0.36 - $0.99	3,980,000	$0.63	5.55	3,980,000	$0.63	5.55

	8,070,000	$0.37	6.61	7,570,000	$0.39	6.52

See Note 9 for a description of the Company’s share-based compensation including the stock option activity during the nine months ended September 30, 2010 and 2009.

Stock Warrants

A summary of the Company’s stock warrant activity and related information for the nine months ended September 30, 2010 and 2009 is as follows:

	2010		2009
		Weighted Average		Weighted Average
	Warrant	Exercise Price	Warrant	Exercise Price
Outstanding — beginning of period	26,351,098	$0.05	10,090,625	$0.10
Granted	—	$—	17,270,573	$0.03
Exercised	—	$—	(5,555,555)	$0.02
Expired	(21,885,473)	$0.03	—	$—

Outstanding — end of period	4,465,625	$0.18	21,805,643	$0.06

The following table summarizes the number of warrants, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding warrants and total exercisable warrants as of September 30, 2010:

	Total Outstanding			Total Exercisable
	Number	Weighted Average		Number	Weighted Average
Price Range	of Shares	Exercise Price	Life (Years)	of Shares	Exercise Price	Life (Years)
$0.02 - $0.35	4,315,625	$0.15	3.40	4,315,625	$0.15	3.40
$0.36 - $0.99	100,000	$0.60	0.29	100,000	$0.60	0.29
$1.00 - $1.25	50,000	$1.25	0.29	50,000	$1.25	0.29

	4,465,625	$0.18	3.29	4,465,625	$0.18	3.29

9.  Share-Based Compensation

As of September 30, 2010, the Company had adopted three stock option plans for the benefit of officers, directors, employees, independent contractors and consultants of the Company. These plans include: (i) the 1998 Stock Option Plan, (ii) the 1996 Stock Option Plan, and (iii) the 1996 Employee Compensatory Stock Option Plan. The 1998 Stock Option Plan was terminated with respect to future grants on April 8, 2008, the 1996 Stock Option Plan was terminated with respect to future grants on May 11, 2006 and the 1996 Employee Compensatory Stock Option Plan was terminated with respect to future grants on February 7, 2000. In addition to these plans, from time to time, the Company grants various other stock options and warrants directly to certain parties. The Company grants all such awards as incentive compensation to officers, directors, and employees, and as compensation for the services of independent contractors and consultants of the Company.

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

There were no transactions during the nine months ended September 30, 2010 requiring an assessment of value pursuant to the Black-Scholes option-pricing model. For the nine months ended September 30, 2009 the Black-Scholes option-pricing model has utilized the following assumptions: expected dividend yield – 0.00%; expected volatility – 142.57%; average risk-free interest rate – 1.9%; expected life – 5 years.

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

On August 8, 2008, the Company issued options to purchase 1,000,000 shares of common stock to a director pursuant to the 1998 Stock Option Plan. The options vest in eight equal semi-annual installments commencing on February 8, 2009 and continuing on each August 8 and February 8 thereafter until the becoming fully vested on the fourth anniversary of the date of grant, and expire in ten years. The fair value of these options on the date of grant was $83,621 and will be charged to operations on a straight-line basis over the requisite service period. During the three months ended September 30, 2010 and 2009, the Company charged continuing operations for share-based compensation expense of $5,205 and $5,206, respectively, relating to these options. During the nine months ended September 30, 2010 and 2009, the Company charged continuing operations for share-based compensation expense of $15,615 and $15,614, respectively, relating to these options.

On June 21, 2008, the Company issued options to purchase 100,000 shares of common stock to a consultant. The options vest over two years, have an exercise price of $0.08 per share, and expire in ten years. The fair value of these options on the date of grant was to $5,901 and is being charged to operations on a straight-line basis over the requisite service period. During the three months ended September 30, 2010 and 2009, the Company charged continuing operations for share-based compensation expense of $-0- and $738, respectively, relating to these options. During the nine months ended September 30, 2010 and 2009, the Company charged continuing operations for share-based compensation expense of $1,476 and $2,214, respectively, relating to these options.

On February 12, 2007, the Company issued options to purchase 50,000 shares of common stock to a consultant pursuant to the 1998 Stock Option Plan. The options vest over two years, have an exercise price of $0.36 per share, and expire in ten years. The fair value of these options on the date of grant was $12,163 and is being charged to operations on a straight-line basis over the requisite service period. During the three months and nine months ended September 30, 2009, the Company recorded consultant compensation expense of $-0- and $761, respectively, relating to these options.

During the three months ended September 30, 2010 and 2009, a total of $5,205 and $10,944, respectively, was charged to continuing and discontinued operations for share-based compensation costs relating to common stock, stock options and warrants. During the nine months ended September 30, 2010 and 2009, a total of $17,091 and $50,370, respectively, was charged to continuing and discontinued operations for share-based compensation costs relating to common stock, stock options and warrants.

As of September 30, 2010, there was approximately $36,600 of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over the ensuing 22 months.

There were no unexercised in-the-money stock options and warrants at September 30, 2010 and 2009. Accordingly, they had no intrinsic value on those dates, based on a fair market value of $0.01 and $0.02 per share on September 30, 2010 and 2009, respectively.

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

Arbitration Proceeding with Former Legal Counsel

On February 17, 2011, the Company commenced a binding arbitration proceeding with its former law firm regarding a fee dispute that arose as a result of claimed attorneys' fees incurred by the former law firm in connection with an arbitration proceeding between the Company and Xcorporeal, and certain transactional matters handled by the law firm for the Company. The former law firm has asserted that approximately $2,729,000 in fees and costs are owed to it by the Company for services rendered during 2008, 2009 and 2010, plus interest. The arbitrators have heard all of the testimony presented by the parties, and the parties submitted their final closing briefs on November 10, 2011. As of April 2, 2012, the arbitrators had not rendered their decision on this matter. Management reviews available information and determines the need for recording an estimate of the potential expense when the amount is probable, reasonable and estimable. The Company believes that it has adequately and appropriately provided for the fees incurred through September 30, 2010 in the accompanying condensed consolidated financial statements. Given the Company’s limited liquidity and working capital resources, it is uncertain whether the Company would be able to satisfy such obligation should a decision adverse to the Company be rendered.

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

As a result of the Asset Sale, the Company has accounted for its previous research and development activities as a discontinued operation for all periods presented. During the three months ended September 30, 2010 and 2009, the Company had a loss from its discontinued research and development activities of $-0- and $24,719, respectively. During the nine months ended September 30, 2010 and 2009, the Company had income (loss) from its discontinued research and development operation of $24,386 and $(42,738), respectively.

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

For the past several years, except for the nine months ended September 30, 2010, the Company has experienced net operating losses and negative operating cash flows. As of September 30, 2010, the Company had an accumulated deficit of $13,383,386, had no revenues from operating activities, and did not have sufficient internal and external working capital resources to meet current and expected future obligations. Such deficiencies indicate the Company will be unable to continue to fund its operations and meet its obligations as they come due. In recent years, the Company has financed its working capital requirements through the sale of technology rights, loans and the recurring sales of its securities to related parties; however, there can be no assurances that such related party funding will be available to the Company in future periods on commercially reasonable terms or at all. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2009 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the Three Months Ended September 30, 2010 and 2009

The Company had no revenues from operations for the three months ended September 30, 2010 and 2009.

General and administrative expenses for the three months ended September 30, 2010 were $92,365, as compared to $128,029 for the three months ended September 30, 2009, a decrease of $35,664 or 28%. Included in such costs was stock-based compensation of $5,205 and $5,944 in 2010 and 2009, respectively. The decrease in general and administrative expenses in 2010 as compared to 2009 was primarily a result of a decrease in legal fees of $34,279. Significant legal fees were incurred in 2009 as compared to 2010 due primarily to the arbitration with Xcorporeal.

Interest expense (all to a related party) was $-0- for the three months ended September 30, 2010, as compared to $109,025 for the three months ended September 30, 2009. The decrease in 2010, as compared to 2009, was the result of the underlying debt being repaid in 2010 from the proceeds received in 2010 relating to the sale of the Company’s technology rights.

An income tax benefit of $37,000 was recorded for the three months ended September 30, 2010 as a result of losses incurred during the three months ended September 30, 2010. No tax provision had been made for the three months ended September 30, 2009 due to losses incurred during 2009.

Loss from continuing operations was $54,744 for the three months ended September 30, 2010, as compared to a loss from continuing operations of $173,910 for the three months ended September 30, 2009, due to a decrease in legal fees of $34,279, and a decrease of interest expense of $109,025.

Loss from discontinued operations was $-0- for the three months ended September 30, 2010, as compared $24,719 for the three months ended September 30, 2009, due primarily to the absence of research and development activities in 2010.

Net loss was $54,744 for the three months ended September 30, 2010, as compared to $198,629 for the three months ended September 30, 2009.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

The Company had no revenues from operations for the nine months ended September 30, 2010 and 2009; however, the Company generated revenue from the sale of the Company’s technology rights during 2010.

General and administrative expenses for the nine months ended September 30, 2010 were $342,369, as compared to $754,065 for the nine months ended September 30, 2009, a decrease of $411,696 or 55%. Included in such costs was stock-based compensation of $17,091 and $31,870 in 2010 and 2009, respectively. The decrease in general and administrative expenses in 2010 as compared to 2009 was primarily a result of a decrease in legal fees of $426,632. Significant legal fees were incurred in 2009 as compared to 2010 due primarily to the arbitration with Xcorporeal.

Interest expense (all to a related party) was $197,030 for the nine months ended September 30, 2010, as compared to $193,240 for the nine months ended September 30, 2009. The slight increase in 2010, as compared to 2009, was the result of the combination of amortization in 2010 of discounts on notes payable that were borrowed in prior years to fund the company’s working capital needs, and the fact that those notes payable were repaid in 2010 from the proceeds received in 2010 relating to the sale of the Company’s technology rights.

Other income was $156,145 for the nine months ended September 30, 2010, as compared to $95,228 for the nine months ended September 30, 2009. The increase was due primarily to forgiveness of payables by vendors in 2010.

Income tax expense related to continuing operations of $598,000 was recorded for the nine months ended September 30, 2010, and related primarily to the gain from legal settlement of $1,871,430 recognized in 2010. No tax provision had been made for the nine months ended September 30, 2009 due to losses incurred during 2009.

Income from continuing operations was $890,832 for the nine months ended September 30, 2010, as compared to a loss from continuing operations of $852,077 for the nine months ended September 30, 2009, due primarily to the gain from legal settlement, net of income taxes, in 2010.

Income from discontinued operations was $1,980,118 for the nine months ended September 30, 2010, as compared to a loss from discontinued operations of $42,738 for the nine months ended September 30, 2009, due primarily to the gain from the sale of assets, net of income taxes, in 2010.

Net income was $2,870,950 for the nine months ended September 30, 2010, as compared to a net loss of $894,815 for the nine months ended September 30, 2009.

The Company expects to report continuing losses from operations and negative operating cash flows for the remainder of 2010 and subsequently, as the Company has no on-going revenue-generating activities, except for any ancillary revenues that may be derived in future periods from the sale of the Company’s technology rights.

Liquidity and Capital Resources

The Company had cash and money market funds of $1,649,968 at September 30, 2010, as compared to $22,281 at December 31, 2009, an increase of $1,627,687. However, the Company does not have sufficient working capital assets and resources to meet its continuing obligations. In recent years, the Company has financed its working capital requirements through the sale of technology rights, loans and the recurring sales of its securities to related parties; however, there can be no assurances that such related party funding will be available to the Company in future periods on commercially reasonable terms or at all. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2009 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company had a working capital surplus of $200,170 at September 30, 2010 as compared to a working capital deficit of $2,687,871 at December 31, 2009.

As of September 30, 2010, the Company had no note payable obligations. As of December 31, 2009, the Company had notes payable to related parties of $964,083, net of discount and including accrued interest, and a note payable to a consultant of $120,000.

Operating Activities

During the nine months ended September 30, 2010, the Company generated cash of $1,342,157 from continuing operating activities, as compared to using cash of $215,483 in continuing operating activities during the nine months ended September 30, 2009, a net increase of $1,557,640. Cash provided from continuing operations increased in 2010, as compared to 2009, due primarily to the proceeds received from the legal settlement, net of income taxes, during the nine months ended September 30, 2010.

During the nine months ended September 30, 2010, the Company used cash of $136,928 in discontinued operating activities, as compared to using cash of $83,100 in discontinued operating activities during the nine months ended September 30, 2009, a net increase of $53,828.

Investing Activities

During the nine months ended September 30, 2010, the Company generated $286,166 in cash in investing activities, consisting of the proceeds received from sale of assets of $1,703,570, less $1,417,404 transferred to the Company’s money market funds.

During the nine months ended September 30, 2009, there were no investing activities.

Financing Activities

During the nine months ended September 30, 2010, the Company used cash of $1,281,112 in financing activities, consisting primarily of principal and interest payments made on debt incurred in prior periods to finance the Company’s activities.

During the nine months ended September 30, 2009, the Company generated $202,500 of cash from financing activities, consisting of advances from a related party of $87,500, $115,000 from the exercise of stock warrants, $20,000 in proceeds from a note payable to a related party, less the repayment of advances and notes in the amount of $20,000.

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

We conducted an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report. Based on that evaluation, our Chief Executive Officer has concluded that as of September 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses.

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

On February 17, 2011, the Company commenced a binding arbitration proceeding with its former law firm regarding a fee dispute that arose as a result of claimed attorneys' fees incurred by the former law firm in connection with an arbitration proceeding between the Company and Xcorporeal, and certain transactional matters handled by the law firm for the Company. The former law firm has asserted that approximately $2,729,000 in fees and costs are owed to it by the Company for services rendered during 2008, 2009 and 2010, plus interest. The arbitrators have heard all of the testimony presented by the parties, and the parties submitted their final closing briefs on November 10, 2011. As of April 2, 2012, the arbitrators had not rendered their decision on this matter. The Company believes that it has adequately and appropriately provided for the fees incurred through September 30, 2010 in the accompanying condensed consolidated financial statements. Given the Company’s limited liquidity and working capital resources, it is uncertain whether the Company would be able to satisfy such obligation should a decision adverse to the Company be rendered.

 Item 1A – Risk Factors

Not applicable.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Information with respect to the sales of unregistered equity securities can be found at Note 5 to the September 30, 2010 condensed consolidated financial statements. The proceeds from such sales were used to fund the Company’s operating activities.

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

