Form 10-K
period 2010-12-31
NATIONAL QUALITY CARE INC
filed 2012-04-03
CIK 872544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2010 is not determinable because there is no market for the Registrant’s common stock.

There were 80,221,807 shares of common stock outstanding as of December 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

i

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

Employees

The Company has no employees and several consultants in administration as of December 31, 2010.

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

Item1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Property

As of December 31, 2010, we are operating out of 2431 Hill Drive, Los Angeles, California 90041.

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

On February 17, 2011, the Company commenced a binding arbitration with its former law firm regarding a fee dispute that arose as a result of claimed attorneys' fees incurred by the former law firm in connection with an arbitration between the Company and Xcorporeal and certain transactional and litigation matters handled by the law firm for the Company. The former law firm has asserted that approximately $2,729,000 million fees and costs are owed to it, plus interest. The binding arbitration is being heard in Los Angeles County by a panel of three arbitrators. The arbitrators have heard all of the testimony presented by the parties, and the parties submitted their final closing briefs on November 10, 2011. As of April 2, 2012 the arbitrators had not rendered their decision.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

During 2009 and 2010 there was no established trading market for our common stock. Our common stock trades only periodically on the so-called over-the-counter “pink sheets.” In 2009, we are only aware of one transaction in the Company’s common stock for a nominal amount of shares. In 2010, we are not aware of any transactions.

As of December 31, 2010, our authorized capital stock consisted of 125,000,000 shares of common stock, par value $0.01 per share and 5,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2010, there were issued and outstanding 80,221,807 shares of common stock held by approximately 435 holders of record. There were no shares of preferred stock issued and outstanding.

Equity Compensation Plan Information

The following is a summary of all of our equity compensation plans and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2010:

	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	900,000	$0.24	10,000	(1)
Equity compensation plans not approved by security holders	4,980,000	$0.46	N/A
Total	5,970,000	$0.42	10,000	(1)

(1)	Represents shares available under the Company’s 1998 Stock Option Plan.

Dividend Policy

We have not declared or paid any dividends since inception on our common stock. We do not anticipate that any dividends will be declared or paid in the future on our common stock.

Our transfer agent is Colonial Stock Transfer, 66 Exchange Place, Salt Lake City, Utah 84111, telephone (801) 355-5740.

Recent Sales of Unregistered Securities

Not applicable.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of December 31, 2010, the Company did not have sufficient internal and external working capital resources to meet current and expected future obligations. Therefore, the Company will need to obtain future funding, in addition to the proceeds received from the sale of its technology rights in 2010. There can be no assurances that the Company will be successful in obtaining any additional capital on commercially reasonable terms or at all. The failure to obtain such capital would be expected to have a material adverse effect on the Company’s financial condition and operations.

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

Arbitration Proceeding

On February 17, 2011, the Company commenced a binding arbitration proceeding with its former law firm regarding a fee dispute that arose as a result of claimed attorneys’ fees incurred by the former law firm in connection with an arbitration proceeding between the Company and Xcorporeal, and certain transactional matters handled by the law firm for the Company. The former law firm has asserted that approximately $2,729,000 in fees and costs are owed to it by the Company for services rendered during 2008, 2009 and 2010, plus interest. The arbitrators have heard all of the testimony presented by the parties, and the parties submitted their final closing briefs on November 10, 2011. As of April 2, 2012, the arbitrators had not rendered their decision on this matter. The Company believes that it has adequately and appropriately provided for the fees incurred through December 31, 2010 in its consolidated financial statements. Given the Company’s limited liquidity and working capital resources, the Company may be unable to satisfy such obligation should a decision adverse to the Company be rendered.

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

For the past several years, except for 2010, the Company has experienced net operating losses and negative operating cash flows. As of December 31, 2010, the Company had an accumulated deficit of $13,509,581, had no revenues from operating activities, and did not have sufficient internal and external working capital resources to meet current and expected future obligations. Such deficiencies indicate the Company will be unable to continue to fund its operations and meet its obligations as they come due. In recent years, the Company has financed its working capital requirements through the sale of technology rights, loans and the recurring sales of its securities to related parties; however, there can be no assurances that such related party funding will be available to the Company in future periods on commercially reasonable terms or at all. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2010 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to officers, directors and consultants for services rendered. Options vest and expire according to terms established at the grant date. The Company accounts for share-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense in the Company’s consolidated financial statements over the vesting period of the awards. The Company accounts for share-based payments to consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

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

Contingencies

The Company’s management assesses contingent liabilities, and such assessment inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Results of Operations for the Years Ended December 31, 2010 and 2009

The Company had no revenues from operations for the years ended December 31, 2010 and 2009; however, the Company generated revenue from the sale of the Company’s technology rights during 2010.

General and administrative expenses for the year ended December 31, 2010 were $553,129, as compared to $993,287 for the year ended December 31, 2009, a decrease of $440,158 or 44%. Included in such costs was stock-based compensation of $22,296 and $37,813 in 2010 and 2009, respectively. The decrease in general and administrative expenses in 2010 as compared to 2009 was primarily a result of a decrease in legal fees of $460,725. Significant legal fees were incurred in 2009 as compared to 2010 due primarily to the arbitration with Xcorporeal.

Interest expense (all to a related party) was $197,030 for the year ended December 31, 2010, as compared to $336,883 for the year ended December 31, 2009. The decrease in 2010, as compared to 2009, was the result of the underlying debt being repaid in 2010 from the proceeds received in 2010 relating to the sale of the Company’s technology rights.

Other income was $156,145 for the year ended December 31, 2010, as compared to $95,228 for the year ended December 31, 2009. The increase was due primarily to forgiveness of payables by vendors in 2010.

Income tax expense related to continuing operations of $514,000 was recorded for the year ended December 31, 2010, and related primarily to the gain from legal settlement of $1,871,430 recognized during the year. Due to the Company’s determination that a gain would be recognized with respect to the sale of the Company’s technology rights in 2010, the Company recorded a federal income tax benefit of $1,500,000 for the year ended December 31, 2009, as a result of the reduction of a deferred tax valuation allowance that had been established in a prior year for uncertainty relating to the utilization of a net operating loss carryforward.

Income from continuing operations was $764,637 for the year ended December 31, 2010, as compared to income from continuing operations of $265,058 for the year ended December 31, 2009, due primarily to the gain from legal settlement, net of income taxes, in 2010.

Income from discontinued operations was $1,980,118 for the year ended December 31, 2010, as compared to a loss from discontinued operations of $109,209 for the year ended December 31, 2009, due primarily to the gain from the sale of assets, net of income taxes, in 2010.

Net income was $2,744,755 for the year ended December 31, 2010, as compared to net income of $155,849 for the year ended December 31, 2009.

The Company expects to report continuing losses from operations and negative operating cash flows in 2011 and subsequently, as the Company has no on-going revenue-generating activities, except for any ancillary revenues that may be derived in future periods from the sale of the Company’s technology rights.

At December 31, 2010, the Company had net operating loss carryforwards for federal income tax purposes of approximately $14,000,000, which, if not utilized, expire through 2029. In addition, the Company had net operating loss carryforwards of approximately $9,900,000 for state income tax purposes which expire through 2029.

Liquidity and Capital Resources

The Company had cash and money market funds of $1,522,374 at December 31, 2010, as compared to $22,281 at December 31, 2009, an increase of $1,500,093. However, the Company does not have sufficient internal and external working capital resources to meet current and expected future obligations. In recent years, the Company has financed its working capital requirements through the sale of technology rights, loans and the recurring sales of its securities to related parties; however, there can be no assurances that such related party funding will be available to the Company in future periods on commercially reasonable terms or at all. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2010 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company had a working capital surplus of $79,180 at December 31, 2010, as compared to a working capital deficit of $2,687,871 at December 31, 2009.

As of December 31, 2010, the Company had no note payable obligations. As of December 31, 2009, the Company had notes payable to related parties of $964,083, net of discount and including accrued interest.

Operating Activities

During the year ended December 31, 2010, the Company generated cash of $1,214,563 from continuing operating activities, as compared to using cash of $279,618 in continuing operating activities during the year ended December 31, 2009, a net increase of $1,494,181. Cash provided from continuing operations increased in 2010, as compared to 2009, due primarily to the proceeds received from the legal settlement, net of income taxes, during the year ended December 31, 2010.

During the year ended December 31, 2010, the Company used cash of $136,928 in discontinued operating activities, as compared to using cash of $129,901 in discontinued operating activities during the year ended December 31, 2009, a net increase of $7,027.

Investing Activities

During the year ended December 31, 2010, the Company generated $285,601 of cash from investing activities, consisting of the proceeds received from sale of assets of $1,703,570, less $1,417,969 transferred to the Company’s money market funds.

Financing Activities

During the year ended December 31, 2010, the Company used cash of $1,281,112 in financing activities, consisting primarily of principal and interest payments made on debt incurred in prior periods to finance the Company’s activities.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this Item 8 are included elsewhere in this Annual Report and incorporated herein by this reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company’s Board of Directors dismissed PMB Helin Donovan, LLP (“PMB”) as the Company’s independent registered public accounting firm effective March 4, 2011.

Effective March 4, 2011, the Company engaged the accounting firm of Gumbiner Savett Inc. as the Company’s new independent registered public accounting firm. The retention of Gumbiner Savett Inc. was approved by the Company’s Board of Directors. During the two most recent fiscal years and the subsequent interim period to the date hereof, the Company did not consult with Gumbiner Savett Inc. regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Item 9A. Controls and Procedures

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

We conducted an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report. Based on that evaluation, our Chief Executive Officer has concluded that as of December 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses.

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

As of December 31, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and Securities and Exchange Commission guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

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

The following sets forth the names, ages and principal positions of our directors and executive officers as of December 31, 2010:

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires its directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on a review of copies of such forms we have received and other information provided to us, Section 16(a) reports applicable to our officers, directors and greater-than-10% shareholders were timely filed during the year ended December 31, 2010.

Item 11.   Executive Compensation

Summary Compensation Table

The following table sets forth for the periods shown information as to the compensation of our principal executive officer, principal financial officer and our two other executive officers:

Name [and Principal Position]	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leonardo Berezovsky	2010	0	0	0		0		0	0	0	0
Chairman of the Board, CFO	2009	0	0	0		0		0	0	0	0
	2008	0	0	0		0		0	0	0	0

Robert M. Snukal	2010	0	0	0		0		0	0	0	0
CEO, President	2009	0	0	0		0		0	0	0	0
	2008	0	0	0		0		0	0	0	0

Ronald Lang, M.D.	2010	0	0	0		0		0	0	0	0
Executive Vice President	2009	0	0	0		3,622	(1)	0	0	0	3,622
	2008	0	0	0		0		0	0	0	0

Edmond Rambod	2010	0	0	0		0		0	0	0	0
Executive Vice President/	2009	0	0	18,500	(2)	0		0	0	0	18,500
Chief Science Officer	2008	0	0	0		10,414	(3)	0	0	0	10,414

_______________

(1)          The grant date value for options issued May 13, 2009 to purchase 150,000 shares of common stock.

(2)          The issuance of 500,000 shares of common stock at $0.027 per share on May 13, 2009 and the issuance of 250,000 shares of common stock at $0.02 per share on August 5, 2009 for services.

(3)          Includes options to purchase 1,000,000 shares of common stock at an exercise price of $0.12 per share, vested in eight equal semi-annual installments commencing on February 8, 2009 and continuing on each August 8 and February 8 thereafter, until the options become fully vested on the fourth anniversary of the date of grant (August 8, 2008).

We have no employment agreements with our current named executive officers.

The following table sets forth certain information concerning outstanding equity awards held by our named executive officers at December 31, 2010:

Outstanding Equity Awards at 2010 Fiscal Year-End

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned options (#)	Option Exercise Price ($)	Option| Expiration date	Number of Shares or Units of Stock That have Not Vested (#)	Market value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Leonardo Berezovsky
	200,000	0	0	0.52	3/4/2016	0	0	0	0
	1,000,000	0	0	0.65	4/19/2016	0	0	0	0
	5,000	0	0	0.62	1/2/2016	0	0	0	0
	5,000	0	0	0.62	4/3/2016	0	0	0	0
	5,000	0	0	0.62	7/1/2016	0	0	0	0
	5,000	0	0	0.62	10/1/2016	0	0	0	0
	250,000	0	0	0.25	5/3/2017	0	0	0	0

Robert M. Snukal
	400,000	0	0	0.52	3/4/2016	0	0	0	0
	2,000,000	0	0	0.65	4/19/2016	0	0	0	0
	5,000	0	0	0.62	1/2/2016	0	0	0	0
	5,000	0	0	0.62	4/3/2016	0	0	0	0
	5,000	0	0	0.62	7/1/2016	0	0	0	0
	5,000	0	0	0.62	10/1/2016	0	0	0	0
	500,000	0	0	0.25	5/3/2017	0	0	0	0

Ronald Lang
	150,000	0	0	0.027	5/13/2019	0	0	0	0
	250,000	0	0	0.65	4/19/2016	0	0	0	0
	5,000	0	0	0.62	1/2/2016	0	0	0	0
	5,000	0	0	0.62	4/3/2016	0	0	0	0
	5,000	0	0	0.62	7/1/2016	0	0	0	0
	5,000	0	0	0.62	10/1/2016	0	0	0	0
	50,000	0	0	0.25	5/3/2017	0	0	0	0

Edmond Rambod
	500,000	0	500,000	0.12	8/8/2018	0	0	0	0

Director Compensation

The following table sets forth certain information concerning compensation paid for services as our directors during the fiscal year December 31, 2010:

2010 Director Compensation

Name	Fees Earned or paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Leonard Berezovsky (1)	0	0	0	0	0
Robert M. Snukal (1)	0	0	0	0	0
Ronald Lang (1)	0	0	0	0	0
Jose Spiwak	0	0	0	0	0
Edmond Rambod	0	0	0	0	0

_____________________

(1)           See “Summary Compensation Table” for compensation paid to these executive officers named therein.

At December 31, 2010, the number of outstanding option awards held by the directors was as follows: L. Berezovsky — 1,470,000, R. Snukal — 2,920,000, R. Lang — 470,000, J. Spiwak — 220,000, Edmond Rambod — 2,500,000.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table reflects, as of December 31, 2010, based on 80,221,807 shares outstanding, the beneficial ownership of our common stock by: (a) each director of the Company, (b) each executive officer named in the Summary Compensation Table presented elsewhere in this document, (c) each person (or group of affiliated persons) known by us to be the beneficial owner of 5% or more of our common stock, and (d) all current executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage of Shares Beneficially Owned
Robert M. Snukal	47,207,331	(2)	54.7%

Victor Gura	15,497,250	(3)	19.2%

Leonard Berezovsky	6,107,258	(4)	7.5%

Ronald P. Lang	3,808,449	(5)	4.7%

Jose Spiwak	2,132,500	(6)	2.6%

Edmond Rambod	3,050,000	(7)	3.7%

Executive officers and directors as a group (5 persons)	62,305,538	(8)	68.8%

_____________________

(1)          Such persons have sole voting and investment power with respect to all shares of Common Stock shown as being beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table.

(2)          Includes 6,017,500 shares subject to options and warrants held by Mr. Snukal which are exercisable or become exercisable within 60 days after December 31, 2010.

(3)          Includes 800,000 shares held by Medipace Medical Group, Inc., an affiliate of Dr. Gura. Also includes 250,000 shares subject to warrants held by Dr. Gura which are currently exercisable.

(4)          Includes 2,926,841 shares held by various family and charitable trusts of which 2,879,966 shares are common stock and 46,875 shares are subject to warrants which are currently exercisable. Dr. Berezovsky has voting and investment power with respect to the shares held by the trusts. Also includes 1,470,000 shares subject to options held by Dr. Berezovsky which are exercisable or become exercisable within 60 days after December 31, 2010.

(5)          Includes 800,000 shares held by Medipace Medical Group, Inc., an affiliate of Dr. Lang. Also includes 470,000 shares subject to options held by Dr. Lang which are exercisable or become exercisable within 60 days after December 31, 2010.

(6)          Includes 220,000 shares subject to options held by Dr. Spiwak which are exercisable or become exercisable within 60 days after December 31, 2010.

(7)          Includes 2,000,000 shares subject to options which are exercisable or become exercisable within 60 days after December 31, 2010.

(8)          Includes 10,314,375 shares subject to options and warrants beneficially owned by current officers and directors as a group which are exercisable within 60 days after December 31, 2010.

Item 13. Certain Relationships, Related Transactions and Director Independence

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

The Company did not pay or accrue principal accounting fees in 2009 or 2010.

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

Years Ended December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of National Quality Care, Inc.

We have audited the consolidated balance sheets of National Quality Care, Inc. and its wholly-owned subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Quality Care, Inc. and its wholly-owned subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GUMBINER SAVETT INC.

Gumbiner Savett Inc.

Santa Monica, California

April 2, 2012

NATIONAL QUALITY CARE, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

ASSETS
Current assets:
Cash	$104,405	$22,281
Money market funds	1,417,969	—
Receivable from sale of technology rights	1,675,000	—
Prepaid expenses and other current assets	68,965	—
Technology rights held for sale, net of accumulated amortization of $40,162 – discontinued operations	—	59,838
Deferred income taxes	—	1,500,000
Total current assets	3,266,339	1,582,119
Total assets	$3,266,339	$1,582,119

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$2,794,945	$3,009,379
Accounts payable and accrued expenses – discontinued operations	15,214	176,528
Income taxes payable	231,000	—
Deferred income taxes	146,000	—
Notes payable to related party, including accrued interest of $37,497, net of discount of $188,025	—	964,083
Note payable to consultant – discontinued operations	—	120,000
Total current liabilities	3,187,159	4,269,990
Total liabilities	3,187,159	4,269,990

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock, $0.01 par value; authorized - 5,000,000 shares; issued – none	—	—
Common stock, $0.01 par value; authorized - 125,000,000 shares; issued and outstanding – 80,221,807 shares	802,219	802,219
Additional paid-in capital	12,786,542	12,764,246
Accumulated deficit	(13,509,581)	(16,254,336)
Total stockholders’ equity (deficiency)	79,180	(2,687,871)
Total liabilities and stockholders’ equity (deficiency)	$3,266,339	$1,582,119

See accompanying notes to consolidated financial statements.

NATIONAL QUALITY CARE, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009
Revenues	$—	$—

General and administrative, including $22,296 and $37,813 of stock-based compensation costs for the years ended December 31, 2010 and 2009, respectively	553,129	993,287
Loss from operations	(553,129)	(993,287)
Interest expense – related party	(197,030)	(336,883)
Gain from legal settlement	1,871,430	—
Interest income	1,221	—
Other income	156,145	95,228
Income (loss) before income taxes	1,278,637	(1,234,942)
Income tax benefit (expense)	(514,000)	1,500,000
Income from continuing operations	764,637	265,058
Income (loss) from discontinued operations, including gain from sale of assets of $3,318,732, and net of income taxes of $1,363,000, for the year ended December 31, 2010	1,980,118	(109,209)
Net income	$2,744,755	$155,849

Income (loss) per common share:
Continuing operations:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

Discontinued operations:
Basic	$0.02	$(0.00)
Diluted	$0.02	$(0.00)

Net income:
Basic	$0.03	$0.00
Diluted	$0.03	$0.00

Weighted average common shares outstanding:
Basic	80,221,807	77,917,165
Diluted	80,221,807	79,803,458

See accompanying notes to consolidated financial statements.

NATIONAL QUALITY CARE, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Years Ended December 31, 2010 and 2009

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficiency)
Balance at December 31, 2008	73,916,252	$739,163	$12,186,413	$(16,410,185)	$(3,484,609)
Stock-based compensation costs	750,000	7,500	48,813	—	56,313
Exercise of stock warrants	5,555,555	55,556	59,444	—	115,000
Fair value of warrants issued in connection with debt	—	—	469,576	—	469,576
Net income	—	—	—	155,849	155,849
Balance at December 31, 2009	80,221,807	802,219	12,764,246	(16,254,336)	(2,687,871)
Stock-based compensation costs	—	—	22,296	—	22,296
Net income	—	—	—	2,744,755	2,744,755
Balance at December 31, 2010	80,221,807	$802,219	$12,786,542	$(13,509,581)	$79,180

See accompanying notes to consolidated financial statements.

NATIONAL QUALITY CARE, INC.

AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Continuing operations:
Income from continuing operations	$764,637	$265,058
Adjustments to reconcile income from continuing operations to net cash provided by (used in) continuing operating activities:
Amortization of discount on notes payable	188,025	281,551
Stock-based compensation costs	22,296	37,813
Forgiveness of payables	(156,145)	(96,003)
Deferred income taxes	432,000	(1,500,000)
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses and other current assets	(68,965)	13,291
Increase (decrease) in -
Accounts payable and accrued expenses	(58,289)	663,340
Income taxes payable	82,000	—
Accrued interest due to related party	9,004	55,332
Net cash provided by (used in) continuing operating activities	1,214,563	(279,618)
Discontinued operations:
Income (loss) from discontinued operations	1,980,118	(109,209)
Adjustments to reconcile income (loss) from discontinued operations to net cash used in discontinued operating activities:
Stock-based compensation costs	—	18,500
Amortization of technology rights	—	4,860
Forgiveness of payables	(25,101)	(51,977)
Deferred income taxes	1,214,000	—
Gain from sale of assets	(3,318,732)	—
Changes in discontinued operating assets and liabilities:
Increase (decrease) in -
Accounts payable and accrued expenses	(136,213)	7,925
Income taxes payable	149,000	—
Net cash used in discontinued operating activities	(136,928)	(129,901)
Net cash provided by (used in) operating activities	1,077,635	(409,519)

Cash flows from investing activities:
Proceeds from sale of assets	1,703,570	—
Increase in money market funds	(1,417,969)	—
Net cash provided by investing activities	285,601	—

Cash flows from financing activities:
Proceeds from notes payable to related party	45,000	220,000
Advances from related party	—	87,500
Repayment of advances from related party	—	(87,500)
Payment of note payable issued for services	(120,000)	—
Exercise of stock warrants	—	115,000
Repayment of note payable to related party	(1,206,112)	(20,000)
Net cash provided by (used in) financing activities	(1,281,112)	315,000

Net increase (decrease) in cash	82,124	(94,519)
Cash balance at beginning of year	22,281	116,800
Cash balance at end of year	$104,405	$22,281

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$116,043	$—
Income taxes	$1,600	$1,600

Non-cash investing activities:
Notes payable to related party, including related accrued interest, rolled-over into a new note payable	$—	$914,611
Discount recorded for issuance of warrants in connection with convertible notes payable to related party	$—	$469,576
During 2010, the Company sold technology rights summarized as follows:
Total sales price	$3,378,570
Less amount receivable as of December 31, 2010	(1,675,000)
Cash received during 2010	$1,703,570

See accompanying notes to consolidated financial statements.

NATIONAL QUALITY CARE, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010 and 2009

1.            Basis of Presentation

Organization and Nature of Business

National Quality Care, Inc. (“NQCI”), a publicly-traded Delaware corporation, was incorporated on January 1, 1996. Prior to March 19, 2010, NQCI was a research and development company in the business of developing a wearable artificial kidney for dialysis and other medical applications. On that date NQCI consummated a sale of its technology rights with respect to its developing wearable artificial kidney (see Note 11). Subsequent to March 19, 2010, NQCI has had no operations other than the maintenance of its corporate shell. Unless the context indicates otherwise, NQCI and its wholly-owned subsidiary, Los Angeles Community Dialysis, Inc. (“LACDI”), are hereinafter referred to as the “Company”.

The Company’s common stock is presently traded on the OTC Market (also referred to as the “Pink Sheets”) under the symbol “NQCI.PK”.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Prior to March 19, 2010, the Company was a research and development company in the business of developing a wearable artificial kidney for dialysis and other medical applications. On that date, the Company consummated a sale of its technology rights with respect to its developing wearable artificial kidney (see Note 11) and, consequently, those activities have been accounted for as discontinued operations in the Company’s consolidated financial statements. Since June 15, 2006 (the date on which the Company sold its dialysis services business), the Company has not generated any revenues from operations, and does not expect to do so in the foreseeable future; however, the Company generated revenue from the sale of the Company’s technology rights during 2010.

For the past several years, except for 2010, the Company has experienced net operating losses and negative operating cash flows. As of December 31, 2010, the Company had an accumulated deficit of $13,509,581, had no revenue from operating activities, and did not have sufficient internal and external working capital resources to meet current and expected future obligations. Such deficiencies indicate the Company will be unable to continue to fund its operations and meet its obligations as they come due. In recent years, the Company has financed its working capital requirements through the sale of technology rights, loans and the recurring sales of its securities to related parties; however, there can be no assurances that such related party funding will be available to the Company in future periods on commercially reasonable terms or at all. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2010 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2010, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2008 and thereafter.  The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

Contingencies

The Company’s management assesses contingent liabilities, and such assessment inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Stock-Based Compensation

The Company periodically issues stock options and warrants to officers, directors and consultants for services rendered.  Options vest and expire according to terms established at the grant date. The Company accounts for share-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense in the Company’s consolidated financial statements over the vesting period of the awards. The Company accounts for share-based payments to consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

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

Technology Rights

Technology rights for a wearable artificial kidney were being amortized over an estimated useful life of approximately 20 years. On December 14, 2009, the Company entered into an Asset Purchase Agreement for the sale of these rights, which was consummated on March 19, 2010 (see Note 11). Amortization is included in discontinued operations and amounted to $-0- and $4,860 for the years ended December 31, 2010 and 2009, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company's financial statement presentation or disclosures.

3.            Notes Payable

Notes Payable to Consultant

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

On May 13, 2009, the $700,000 promissory note payable to related party and the $150,000 promissory note payable to related party, plus accrued interest of $64,611, were rolled-over into a new uncollateralized non-convertible promissory note in the amount of $914,611, due on May 13, 2010, with interest at 6% per annum. In connection with this note, the Company issued warrants to purchase 16,937,240 shares of the Company’s common stock at an exercise price of $0.027 per share, which was the approximate closing price of the Company’s common stock on or about the date of the note. The warrants expire on the earlier of (i) May 13, 2016 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $377,667, using the Black-Scholes option-pricing model, and was recorded as discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method. For the year ended December 31, 2010, the Company recorded interest expense of $136,581 relative to the amortized discount. The discount was fully amortized as of December 31, 2010. In March 2010, the $914,611 note, with accrued interest of $42,398, was paid in full. On July 7, 2009, warrants to acquire 555,555 shares were exercised. On March 19, 2010, warrants to acquire the remaining 16,381,685 shares expired unexercised as a result of the Company’s sale of substantially all of its assets (see Note 11).

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

On October 18, 2009, the Company entered into a $200,000 uncollateralized convertible promissory note agreement with Robert M. Snukal, a director and chief executive officer, bearing interest at 6% per annum, and payable on April 30, 2010. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could be converted into shares of the Company’s common stock at a conversion price of $0.022 per share, which was the approximate closing price of the Company’s common stock on or about the date of the note, at any time. In connection with this note, the Company issued warrants to purchase 4,545,455 shares of the Company’s common stock at an exercise price of $0.022 per share. The warrants expire on the earlier of (i) October 18, 2016 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $83,597, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method. For the year ended December 31, 2010, the Company recorded interest expense of $51,444 relative to the amortized discount. The discount was fully amortized as of December 31, 2010. In March 2010, the $200,000 note, with accrued interest of $4,077, was paid in full. On March 19, 2010, the above described warrants to acquire 4,545,455 shares expired unexercised as a result of the Company’s sale of substantially all of its assets (see Note 11).

On February 23, 2010, the Company entered into a $45,000 uncollateralized promissory note agreement with an officer and director, bearing interest at 5% per annum, and payable on February 23, 2011. In March 2010, the $45,000 note, with accrued interest of $26, was paid in full.

During the years ended December 31, 2010 and 2009, the Company recorded total interest expense of $188,025 and $281,551, respectively, relative to the amortization of discounts.

4.	Income Taxes

The components of income tax expense (benefits) were as follows for the years ended December 31, 2010 and 2009:

	Federal	State	Total
December 31, 2010:
Continuing operations
Current	$—	$82,000	$82,000
Deferred	432,000	—	432,000
	$432,000	$82,000	$514,000
Discontinued operations
Current	$—	$149,000	$149,000
Deferred	1,068,000	146,000	1,214,000
	$1,068,000	$295,000	$1,363,000
Total
Current	$—	$231,000	$231,000
Deferred	1,500,000	146,000	1,646,000
	$1,500,000	$377,000	$1,877,000
December 31, 2009:
Continuing operations
Current	$—	$—	$—
Deferred	(1,500,000)	—	(1,500,000)
	$(1,500,000)	$—	$(1,500,000)
Discontinued operations
Current	$—	$—	$—
Deferred	—	—	—
	$—	$—	$—
Total
Current	$—	$—	$—
Deferred	(1,500,000)	—	(1,500,000)
	$(1,500,000)	$—	$(1,500,000)

Due to the gain to be recognized for the sale of its technology rights, during the year ended December 31, 2009, the Company recorded a federal income tax benefit of $1,500,000 as a result of the reduction of a deferred tax valuation allowance that had been established in a prior year for uncertainty relating to the utilization of a net operating loss carryforward.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2010 and 2009 are summarized below.

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$5,351,000	$6,241,000
Share-based compensation	707,000	698,000
Amortization of intangible assets	24,000	39,000
Accrued interest to related party	—	40,000
Accrued unpaid professional fees	1,093,000	1,267,000
State income taxes	80,000	2,000
Total deferred tax assets	7,255,000	8,287,000
Valuation allowance	(6,651,000)	(6,787,000)
Total deferred tax assets	604,000	1,500,000

Deferred tax liabilities:
State income taxes	146,000	—
Gain from installment sale	604,000	—
Total deferred tax liability	750,000	—

Net deferred tax asset (liability)	$(146,000)	$1,500,000

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2009, the Company determined that income resulting from the Asset Sale (see Note 11) provided the Company with assurance that a portion of its federal net operating loss carryforward would more likely than not be utilized in 2010 and 2011 and, as such, the accompanying consolidated balance sheets reflects a current deferred tax asset of $1,500,000 as of December 31, 2009.

Presented below is a reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2010 and 2009.

	Years Ended December 31,
	2010	2009

U. S. federal statutory tax rate	34.0%	(34.0)%
State income tax, net of federal tax	5.8%	(5.8)%
Amortization of discount on notes payable	1.6%	8.3%
Change in valuation allowance	(2.9)%	(90.6)%
Other	2.1%	10.4%
Effective tax rate	40.6%	(111.7)%

At December 31, 2010, the Company had available net operating loss carryforwards for federal income tax purposes of approximately $14,000,000 which, if not utilized earlier, expire through 2029.

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

Money market funds at December 31, 2010 consisted of an investment in shares of the UBS Select Prime Institutional Fund with a market value of $1,417,969. The stated objective of the UBS Select Prime Institutional Fund is to maximize current income consistent with liquidity and preservation of capital. The Fund invests in a diversified portfolio of high quality money market instruments of governmental and private issuers and may invest up to 5% of its net assets in investments exempt from federal income tax.

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

Money market funds are the only financial instrument that is measured and recorded at fair value on the Company’s balance sheet on a recurring basis. The following table presents money market funds at their level within the fair value hierarchy at December 31, 2010.

	Total	Level 1	Level 2	Level 3

December 31, 2010:
Money market funds	$1,417,969	$1,417,969	$—	$—

8.	Stock Options and Warrants

A summary of the Company’s stock option activity and related information for the years ended December 31, 2010 and 2009 is as follows:

	2010		2009
		Weighted Average		Weighted Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding — beginning of year	8,070,000	$0.37	7,570,000	$0.39
Granted	—	$—	550,000	$0.03
Exercised	—	$—	—	$—
Expired	—	$—	(50,000)	$0.20

Outstanding — end of year	8,070,000	$0.37	8,070,000	$0.37

The following table summarizes the number of option shares, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding options and total exercisable options as of December 31, 2010:

	Total Outstanding			Total Exercisable
	Number	Weighted Average		Number	Weighted Average
Price Range	of Shares	Exercise Price	Life (Years)	of Shares	Exercise Price	Life (Years)
$0.03 - $0.35	4,090,000	$0.12	7.38	3,590,000	$0.12	7.35
$0.36 - $0.99	3,980,000	$0.63	5.30	3,980,000	$0.63	5.30

	8,070,000	$0.37	6.35	7,570,000	$0.39	6.27

See Note 9 for a description of the Company’s share-based compensation, including the stock option activity during the years ended December 31, 2010 and 2009.

Stock Warrants

A summary of the Company’s stock warrant activity and related information for the years ended December 31, 2010 and 2009 is as follows:

	2010		2009
		Weighted Average		Weighted Average
	Warrant	Exercise Price	Warrant	Exercise Price
Outstanding — beginning of year	26,351,098	$0.05	10,090,625	$0.10
Granted	—	$—	21,816,028	$0.03
Exercised	—	$—	(5,555,555)	$0.02
Expired	(21,885,473)	$0.03	—	$—

Outstanding — end of year	4,465,625	$0.18	26,351,098	$0.05

The following table summarizes the number of warrants, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding warrants and total exercisable warrants as of December 31, 2010:

	Total Outstanding			Total Exercisable
	Number	Weighted Average		Number	Weighted Average
Price Range	of Shares	Exercise Price	Life (Years)	of Shares	Exercise Price	Life (Years)
$0.02 - $0.35	4,315,625	$0.15	3.15	4,315,625	$0.15	3.15
$0.36 - $0.99	100,000	$0.60	0.04	100,000	$0.60	0.04
$1.00 - $1.25	50,000	$1.25	0.04	50,000	$1.25	0.04

	4,465,625	$0.18	3.04	4,465,625	$0.18	3.04

9.	Share-Based Compensation

As of December 31, 2010, the Company had adopted three stock option plans for the benefit of officers, directors, employees, independent contractors and consultants of the Company. These plans include: (i) the 1998 Stock Option Plan, (ii) the 1996 Stock Option Plan, and (iii) the 1996 Employee Compensatory Stock Option Plan. The 1998 Stock Option Plan was terminated with respect to future grants on April 8, 2008, the 1996 Stock Option Plan was terminated with respect to future grants on May 11, 2006 and the 1996 Employee Compensatory Stock Option Plan was terminated with respect to future grants on February 7, 2000. In addition to these plans, from time to time, the Company grants various other stock options and warrants directly to certain parties. The Company grants all such awards as incentive compensation to officers, directors, and employees, and as compensation for the services of independent contractors and consultants of the Company.

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

There were no transactions during the year ended December 31, 2010 requiring an assessment of value pursuant to the Black-Scholes option-pricing model. For the year ended December 31, 2009 the Black-Scholes option-pricing model has utilized the following assumptions: expected dividend yield – 0.00%; expected volatility – 142.57%; average risk-free interest rate – 1.98%; expected life – 5 years.

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

On August 8, 2008, the Company issued options to purchase 1,000,000 shares of common stock to a director pursuant to the 1998 Stock Option Plan. The options vest in eight equal semi-annual installments commencing on February 8, 2009 and continuing on each August 8 and February 8 thereafter until the becoming fully vested on the fourth anniversary of the date of grant, and expire in ten years. The fair value of these options on the date of grant was $83,621 and will be charged to operations on a straight-line basis over the requisite service period. During the year ended December 31, 2010 and 2009, the Company charged continuing operations for share-based compensation expense of $20,820 and $20,819, respectively, relating to these options.

On June 21, 2008, the Company issued options to purchase 100,000 shares of common stock to a consultant. The options vest over two years, have an exercise price of $0.08 per share, and expire in ten years. The fair value of these options on the date of grant was to $5,901 and is being charged to operations on a straight-line basis over the requisite service period. During the year ended December 31, 2010 and 2009, the Company charged continuing operations for share-based compensation expense of $1,476 and $2,952, respectively, relating to these options.

On February 12, 2007, the Company issued options to purchase 50,000 shares of common stock to a consultant pursuant to the 1998 Stock Option Plan. The options vest over two years, have an exercise price of $0.36 per share, and expire in ten years. The fair value of these options on the date of grant was $12,163 and is being charged to operations on a straight-line basis over the requisite service period. During the year ended December 31, 2009, the Company recorded consultant compensation expense of $761 relating to these options.

During the years ended December 31, 2010 and 2009, a total of $22,296 and $56,313, respectively, was charged to continuing and discontinued operations for share-based compensation costs relating to common stock, stock options and warrants.

As of December 31, 2010, there was approximately $31,300 of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over the ensuing 19 months.

There were no unexercised in-the-money stock options and warrants at December 31, 2010. Accordingly, they had no intrinsic value on that date, based on a fair market value of $0.01 on December 31, 2010. The intrinsic value of exercisable but unexercised in-the-money stock options and warrants at December 31, 2009 was approximately $87,000, based on a fair market value of $0.03 per share on December 31, 2009.

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

Arbitration Proceeding with Former Legal Counsel

On February 17, 2011, the Company commenced a binding arbitration proceeding with its former law firm regarding a fee dispute that arose as a result of claimed attorneys' fees incurred by the former law firm in connection with an arbitration proceeding between the Company and Xcorporeal, and certain transactional matters handled by the law firm for the Company. The former law firm has asserted that approximately $2,729,000 in fees and costs are owed to it by the Company for services rendered during 2008, 2009 and 2010, plus interest. The arbitrators have heard all of the testimony presented by the parties, and the parties submitted their final closing briefs on November 10, 2011. As of April 2, 2012, the arbitrators had not rendered their decision on this matter. Management reviews available information and determines the need for recording an estimate of the potential expense when the amount is probable, reasonable and estimable. The Company believes that it has adequately and appropriately provided for the fees incurred through December 31, 2010 in the accompanying consolidated financial statements. Given the Company’s limited liquidity and working capital resources, it is uncertain whether the Company would be able to satisfy such obligation should a decision adverse to the Company be rendered.

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

As a result of the Asset Sale, the Company has accounted for its previous research and development activities as a discontinued operation for all periods presented. During the years ended December 31, 2010 and 2009, the Company had income (loss) from its discontinued research and development operation of $24,386 and $(109,209), respectively.

Additionally, upon the closing of the Asset Sale on March 19, 2010, the Company recorded a gain from debt settlement of $1,871,430 (see Note 10), which is included in continuing operations, and a gain from the Asset Sale of $3,318,732, before income taxes of approximately $1,363,000, which is included in discontinued operations, in the accompanying consolidated statement of operations.

12.	Income (Loss) Per Share

Basic and diluted income per common share amounts for the year ended December 31, 2010 are the same because all warrants, stock options and convertible notes payable outstanding were anti-dilutive.

The following table illustrates the computation of basic and diluted income (loss) per common share for the year ended December 31, 2009:

	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Income per common share from continuing operations
Basic
Income from continuing operations available to common stockholders	$265,058	77,917,165	$0.00

Effect of dilutive securities:
Warrants		20,479
Convertible notes payable	34,619	1,865,814

Diluted	$299,677	79,803,458	$0.00

Loss per common share from discontinued operations
Basic
Loss from discontinued operations available to common stockholders	$(109,209)	77,917,165	$(0.00)

Effect of dilutive securities	34,619	1,886,293

Diluted	$(74,590)	79,803,458	$(0.00)

Net income per common share
Basic
Net income available to common stockholders	$155,849	77,917,165	$0.00

Effect of dilutive securities	34,619	1,886,293

Diluted	$190,468	79,803,458	$0.00

At December 31, 2010 and 2009, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	2010	2009

Warrants	4,465,625	21,805,643
Stock options	8,070,000	8,070,000
Total	12,535,625	29,875,643

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL QUALITY CARE, INC.

Date: April 2, 2012	By:	/s/ROBERT M. SNUKAL
Robert M. Snukal
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed as of April 2, 2012 by the following persons on behalf of the registrant and in the capacities indicated.

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