Form 10-Q
period 2011-03-31
NATIONAL QUALITY CARE INC
filed 2012-05-21
CIK 872544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  80,221,807 shares of common stock as of March 31, 2011.

Documents incorporated by reference:  None

NATIONAL QUALITY CARE, INC.

AND SUBSIDIARY

Forward-Looking Statements

Certain statements in this Quarterly Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These include statements about anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words “budgeted,” “anticipate,” “project,” “estimate,” “expect,” “may,” “believe,” “potential” and similar statements are intended to be among the statements that are forward-looking statements. Because such statements reflect the risk and uncertainty that is inherent in our business, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of these risks and uncertainties are related to our current business situation and include, but are not limited to, our lack of revenues, our history of operating losses, our need for additional financing, the uncertainty of our pending arbitration with our former legal counsel, and the uncertainty about our ability to continue as a going concern, as well as those set forth in this Quarterly Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of March 31, 2011. We undertake no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

PART I – FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

NATIONAL QUALITY CARE, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Current assets:
Cash	$14,408	$104,405
Money market funds	39,750	1,417,969
Funds on deposit with law firms	967,663	—
Receivable from sale of technology rights	1,675,000	1,675,000
Prepaid expenses and other current assets	383,939	68,965
Total current assets	3,080,760	3,266,339
Total assets	$3,080,760	$3,266,339

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$2,743,522	$2,794,945
Accounts payable and accrued expenses – discontinued operations	15,214	15,214
Income taxes payable	377,000	231,000
Deferred income taxes	—	146,000
Total current liabilities	3,135,736	3,187,159
Total liabilities	3,135,736	3,187,159

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock, $0.01 par value; authorized - 5,000,000 shares; issued – none	—	—
Common stock, $0.01 par value; authorized - 125,000,000 shares; issued and outstanding – 80,221,807 shares	802,219	802,219
Additional paid-in capital	12,791,747	12,786,542
Accumulated deficit	(13,648,942)	(13,509,581)
Total stockholders’ equity (deficiency)	(54,976)	79,180
Total liabilities and stockholders’ equity (deficiency)	$3,080,760	$3,266,339

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues	$—	$—

General and administrative expense, including $5,205 and $5,943 of stock-based compensation costs for the three months ended March 31, 2011 and 2010, respectively	139,642	131,350
Loss from operations	(139,642)	(131,350)
Interest expense – related party	—	(197,030)
Gain from legal settlement	—	1,871,430
Interest income	281	—
Other income	—	156,145
Income (loss) before income taxes	(139,361)	1,699,195
Income tax expense	—	(683,000)
Income (loss) from continuing operations	(139,361)	1,016,195
Income from discontinued operations, including gain from sale of assets of $3,318,732, net of income taxes of $1,363,000	—	1,980,118
Net income (loss)	$(139,361)	$2,996,313

Income (loss) per common share – basic and diluted:
Continuing operations	$(0.00)	$0.01
Discontinued operations	—	0.03
Total net income (loss) per common share	$(0.00)	$0.04

Weighted average common shares outstanding – basic and diluted	80,221,807	80,221,807

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Year Ended December 31, 2010

And Three Months Ended March 31, 2011

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficiency)
Balance at December 31, 2009	80,221,807	$802,219	$12,764,246	$(16,254,336)	$(2,687,871)
Stock-based compensation costs	—	—	22,296	—	22,296
Net income	—	—	—	2,744,755	2,744,755
Balance at December 31, 2010	80,221,807	802,219	12,786,542	(13,509,581)	79,180
Stock-based compensation costs	—	—	5,205	—	5,205
Net loss	—	—	—	(139,361)	(139,361)
Balance at March 31, 2011 (Unaudited)	80,221,807	$802,219	$12,791,747	$(13,648,942)	$(54,976)

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Continuing operations:
Income (loss) from continuing operations	$(139,361)	$1,016,195
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operating activities:
Amortization of discount on notes payable	—	188,025
Stock-based compensation costs	5,205	5,943
Forgiveness of payables	—	(156,145)
Deferred income taxes	(146,000)	574,000
Changes in operating assets and liabilities:
Increase in -
Funds on deposit with law firms	(967,663)	—
Prepaid expenses and other current assets	(314,974)	(48,794)
Increase (decrease) in -
Accounts payable and accrued expenses	(51,423)	(124,111)
Income taxes payable	146,000	109,000
Accrued interest due to related party	—	9,004
Net cash provided by (used in) continuing operating activities	(1,468,216)	1,573,117
Discontinued operations:
Income from discontinued operations	—	1,980,118
Adjustments to reconcile income from discontinued operations to net cash used in discontinued operating activities:
Forgiveness of payables	—	(25,101)
Deferred income taxes	—	1,214,000
Gain from sale of assets	—	(3,318,732)
Changes in discontinued operating assets and liabilities:
Increase (decrease) in -
Accounts payable and accrued expenses	—	(134,215)
Income taxes payable	—	149,000
Net cash used in discontinued operating activities	—	(134,930)
Net cash provided by (used in) operating activities	(1,468,216)	1,438,187

Cash flows from investing activities:
Proceeds from sale of assets	—	78,570
(Increase) decrease in money market funds	1,378,219	(175,838)
Net cash provided by (used in) investing activities	1,378,219	(97,268)

Cash flows from financing activities:
Proceeds from notes payable to related party	—	45,000
Payment of note payable issued for services	—	(120,000)
Repayment of note payable to related party	—	(1,206,112)
Net cash used in financing activities	—	(1,281,112)

Net increase (decrease) in cash	(89,997)	59,807
Cash balance at beginning of period	104,405	22,281
Cash balance at end of period	$14,408	$82,088

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$116,043
Income taxes	$—	$750

Non-cash investing activities:
During the three months ended March 31, 2010, the Company sold technology rights summarized as follows:
Total sales price		$3,378,570
Less amount receivable as of March 31, 2010		(3,300,000)
Proceeds from sale of assets during the three months ended March 31, 2010		$78,570

See accompanying notes to condensed consolidated financial statements.

NATIONAL QUALITY CARE, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three Months Ended March 31, 2011 and 2010

1.            Basis of Presentation

The condensed consolidated financial statements of National Quality Care, Inc. (“NQCI”) and its wholly-owned subsidiary, Los Angeles Community Dialysis, Inc. (“LACDI”) (collectively, the “Company”) at March 31, 2011, and for the three months ended March 31, 2011 and 2010, are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2011, the results of its operations for the three months ended March 31, 2011 and 2010, and its cash flows for the three months ended March 31, 2011 and 2010. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2010 has been derived from the Company’s audited financial statements.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC.

2.	Organization and Business Operations

Organization and Nature of Business

NQCI, a publicly-traded Delaware corporation, was incorporated on January 1, 1996. Prior to March 19, 2010, NQCI was a research and development company in the business of developing a wearable artificial kidney for dialysis and other medical applications. On that date NQCI consummated a sale of its technology rights with respect to its developing a wearable artificial kidney (see Note 10). Subsequent to March 19, 2010, NQCI has had no operations other than the maintenance of its corporate shell. Unless the context indicates otherwise, NQCI and LACDI are hereinafter referred to as the “Company”.

The Company’s common stock is presently traded on the OTC Market (also referred to as the “Pink Sheets”) under the symbol “NQCI.PK”.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Prior to March 19, 2010, the Company was a research and development company in the business of developing a wearable artificial kidney for dialysis and other medical applications. On that date, the Company consummated a sale of its technology rights with respect to its developing a wearable artificial kidney (see Note 10) and, consequently, those activities have been accounted for as discontinued operations in the Company’s condensed consolidated financial statements. Since June 15, 2006 (the date on which the Company sold its dialysis services business), the Company has not generated any revenues from operations, and does not expect to do so in the foreseeable future; however, the Company generated revenue from the sale of the Company’s technology rights during 2010.

For the past several years, except for 2010, the Company has experienced net operating losses and negative operating cash flows. As of March 31, 2011, the Company had an accumulated deficit of $13,648,942, had no revenue from operating activities, and did not have sufficient internal and external working capital resources to meet current and expected future obligations. Such deficiencies indicate the Company will be unable to continue to fund its operations and meet its obligations as they come due. In recent years, the Company has financed its working capital requirements through the sale of technology rights, loans and the recurring sales of its securities to related parties; however, there can be no assurances that such related party funding will be available to the Company in future periods on commercially reasonable terms or at all. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2010 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

Funds on Deposit with Law Firms

Funds on deposit with law firms represent amounts held by law firms for the benefit of the Company.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of March 31, 2011, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2008 and thereafter.  The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

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

At March 31, 2011 and 2010, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	2011	2010

Warrants	4,315,625	4,465,625
Stock options	8,070,000	8,070,000
Total	12,385,625	12,535,625

Fair Value of Financial Instruments

The carrying amounts of cash, money market funds, funds on deposit with law firms, receivable from sale of technology rights, prepaid expenses and other current assets, accounts payable and accrued expenses, and income taxes payable approximate their respective fair values due to the short-term nature of these items.

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

On August 12, 2008, the Company entered into a $150,000 uncollateralized convertible promissory note agreement with Robert M. Snukal, a director and chief executive officer, bearing interest at 6% per annum, payable on December 31, 2008. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could be converted into shares of the Company’s common stock at a conversion price of $0.12 per share, which was the approximate closing price of the Company’s common stock on or about the date of the note. In connection with this note, the Company issued warrants to purchase 625,000 shares of the Company’s common stock at an exercise price of $0.12 per share. The warrants expire on the earlier of (i) August 12, 2015 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $45,478, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method. The discount was fully amortized as of December 31, 2008. On March 19, 2010, the above described warrants to acquire 625,000 shares expired unexercised as a result of the Company’s sale of substantially all of its assets (see Note 10).

On May 13, 2009, the $700,000 promissory note payable to related party and the $150,000 promissory note payable to related party, plus accrued interest of $64,611, were rolled-over into a new uncollateralized non-convertible promissory note in the amount of $914,611, due on May 13, 2010, with interest at 6% per annum. In connection with this note, the Company issued warrants to purchase 16,937,240 shares of the Company’s common stock at an exercise price of $0.027 per share, which was the approximate closing price of the Company’s common stock on or about the date of the note. The warrants expire on the earlier of (i) May 13, 2016 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $377,667, using the Black-Scholes option-pricing model, and was recorded as discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method. For the three months ended March 31, 2010, the Company recorded interest expense of $136,581 relative to the amortized discount. The discount was fully amortized as of March 31, 2010. In March 2010, the $914,611 note, with accrued interest of $42,398, was paid in full. On July 7, 2009, warrants to acquire 555,555 shares were exercised. On March 19, 2010, warrants to acquire the remaining 16,381,685 shares expired unexercised as a result of the Company’s sale of substantially all of its assets (see Note 10).

On April 21, 2009, the Company entered into a $20,000 uncollateralized convertible promissory note agreement with Robert M. Snukal, a director and chief executive officer, bearing interest at 6% per annum, and payable on August 31, 2009. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could be converted into shares of the Company’s common stock at a conversion price of $0.03 per share, which was the approximate closing price of the Company’s common stock on the date of the note, at any time. In connection with this note, the Company issued warrants to purchase 333,333 shares of the Company’s common stock at an exercise price of $0.03 per share. The warrants expire on the earlier of (i) April 21, 2016 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $8,312, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants was charged to interest expense over the period that the note was outstanding. The discount was fully amortized as of December 31, 2009. On April 28, 2009, the $20,000 note was paid in full. On March 19, 2010, the above described warrants to acquire 333,333 shares expired unexercised as a result of the Company’s sale of substantially all of its assets (see Note 10).

On October 18, 2009, the Company entered into a $200,000 uncollateralized convertible promissory note agreement with Robert M. Snukal, a director and chief executive officer, bearing interest at 6% per annum, and payable on April 30, 2010. Under the terms of the note, at the option of the holder through maturity, the principal amount plus any accrued interest thereon could be converted into shares of the Company’s common stock at a conversion price of $0.022 per share, which was the approximate closing price of the Company’s common stock on or about the date of the note, at any time. In connection with this note, the Company issued warrants to purchase 4,545,455 shares of the Company’s common stock at an exercise price of $0.022 per share. The warrants expire on the earlier of (i) October 18, 2016 or (ii) the closing of the Company’s sale of all or substantially all of its assets or the acquisition of the Company, as defined in the warrant. The relative fair value of the warrants at the time of issuance was determined to be $83,597, using the Black-Scholes option-pricing model, and was recorded as a discount to the note payable upon issuance. The relative fair value of the warrants was amortized to interest expense over the term of the note using the straight-line method. For the three months ended March 31, 2010, the Company recorded interest expense of $51,444 relative to the amortized discount. The discount was fully amortized as of March 31, 2010. In March 2010, the $200,000 note, with accrued interest of $4,077, was paid in full. On March 19, 2010, the above described warrants to acquire 4,545,455 shares expired unexercised as a result of the Company’s sale of substantially all of its assets (see Note 10).

On February 23, 2010, the Company entered into a $45,000 uncollateralized promissory note agreement with an officer and director, bearing interest at 5% per annum, and payable on February 23, 2011. In March 2010, the $45,000 note, with accrued interest of $26, was paid in full.

During the three months ended March 31, 2010, the Company recorded total interest expense of $188,025 relative to the amortization of discounts. There was no amortization of discounts during the three months ended March 31, 2011.

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

6.            Money Market Funds — Fair Value

Money market funds at March 31, 2011 and December 31, 2010 consisted of an investment in shares of the UBS Select Prime Institutional Fund with a market value of $39,750 and $1,417,969, respectively. The stated objective of the UBS Select Prime Institutional Fund is to maximize current income consistent with liquidity and preservation of capital. The Fund invests in a diversified portfolio of high quality money market instruments of governmental and private issuers and may invest up to 5% of its net assets in investments exempt from federal income tax.

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

Money market funds are the only financial instrument that is measured and recorded at fair value on the Company’s balance sheet on a recurring basis. The following table presents money market funds at their level within the fair value hierarchy at March 31, 2011 and December 31, 2010.

	Total	Level 1	Level 2	Level 3

March 31, 2011:
Money market funds	$39,750	$39,750	$—	$—

December 31, 2010:
Money market funds	$1,417,969	$1,417,969	$—	$—

7.            Stock Options and Warrants

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2011 and 2010 is as follows:

	2011		2010
		Weighted Average		Weighted Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding — beginning of period	8,070,000	$0.37	8,070,000	$0.37
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired	—	$—	—	$—

Outstanding — end of period	8,070,000	$0.37	8,070,000	$0.37

The following table summarizes the number of option shares, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding options and total exercisable options as of March 31, 2011:

	Total Outstanding			Total Exercisable
	Number	Weighted Average		Number	Weighted Average
Price Range	of Shares	Exercise Price	Life (Years)	of Shares	Exercise Price	Life (Years)
$0.03 - $0.35	4,090,000	$0.12	7.13	3,715,000	$0.12	7.11
$0.36 - $0.99	3,980,000	$0.63	5.05	3,980,000	$0.63	5.05

	8,070,000	$0.37	6.11	7,695,000	$0.38	6.04

See Note 8 for a description of the Company’s share-based compensation, including the stock option activity during the three months ended March 31, 2011 and 2010.

Stock Warrants

A summary of the Company’s stock warrant activity and related information for the three months ended March 31, 2011 and 2010 is as follows:

	2011		2010
		Weighted Average		Weighted Average
	Warrant	Exercise Price	Warrant	Exercise Price
Outstanding — beginning of period	4,465,625	$0.18	26,351,098	$0.15
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired	(150,000)	$0.82	(21,885,473)	$0.03

Outstanding — end of period	4,315,625	$0.15	4,465,625	$0.18

The following table summarizes the number of warrants, the weighted average exercise price, and weighted average life (by years) by price range for both total outstanding warrants and total exercisable warrants as of March 31, 2011:

	Total Outstanding			Total Exercisable
	Number	Weighted Average		Number	Weighted Average
Price Range	of Shares	Exercise Price	Life (Years)	of Shares	Exercise Price	Life (Years)
$0.08 - $0.20	4,315,625	$0.15	2.90	4,315,625	$0.15	2.90

8.            Share-Based Compensation

As of March 31, 2011, the Company had adopted three stock option plans for the benefit of officers, directors, employees, independent contractors and consultants of the Company. These plans include: (i) the 1998 Stock Option Plan, (ii) the 1996 Stock Option Plan, and (iii) the 1996 Employee Compensatory Stock Option Plan. The 1998 Stock Option Plan was terminated with respect to future grants on April 8, 2008, the 1996 Stock Option Plan was terminated with respect to future grants on May 11, 2006 and the 1996 Employee Compensatory Stock Option Plan was terminated with respect to future grants on February 7, 2000. In addition to these plans, from time to time, the Company grants various other stock options and warrants directly to certain parties. The Company grants all such awards as incentive compensation to officers, directors, and employees, and as compensation for the services of independent contractors and consultants of the Company.

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

There were no transactions during the three months ended March 31, 2011 and 2010 requiring an assessment of value pursuant to the Black-Scholes option-pricing model.

On August 8, 2008, the Company issued options to purchase 1,000,000 shares of common stock to a director pursuant to the 1998 Stock Option Plan. The options vest in eight equal semi-annual installments commencing on February 8, 2009 and continuing on each August 8 and February 8 thereafter until the becoming fully vested on the fourth anniversary of the date of grant, and expire in ten years. The fair value of these options on the date of grant was $83,621 and is being charged to operations on a straight-line basis over the requisite service period. During the three months ended March 31, 2011 and 2010, the Company charged continuing operations for share-based compensation expense of $5,205 and $5,205, respectively, relating to these options.

On June 21, 2008, the Company issued options to purchase 100,000 shares of common stock to a consultant. The options vest over two years, have an exercise price of $0.08 per share, and expire in ten years. The fair value of these options on the date of grant was to $5,901 and was charged to operations on a straight-line basis over the requisite service period. During the three months ended March 31, 2011 and 2010, the Company charged continuing operations for share-based compensation expense of $-0- and $738, respectively, relating to these options.

During the three months ended March 31, 2011 and 2010, a total of $5,205 and $5,943, respectively, was charged to continuing operations for share-based compensation costs relating to common stock, stock options and warrants.

As of March 31, 2011, there was approximately $26,000 of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over the ensuing 16 months.

As of March 31, 2011 and December 31, 2010 there were no unexercised in-the-money stock options and warrants. Accordingly, they had no intrinsic value on those dates, based on a fair market value of $0.006 per share and $0.026 per share, respectively, on each of those dates.

9.            Commitments and Contingencies

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

The Company, Xcorporeal and FUSA executed an Asset Purchase Agreement on December 14, 2009 (“Asset Purchase Agreement”) and the Company publicly announced this transaction on December 18, 2009. The arbitration was terminated with the closing of the Asset Sale in March 2010 (see Note 10).

Arbitration Proceeding with Former Legal Counsel

On February 17, 2011, the Company commenced a binding arbitration proceeding with its former law firm regarding a fee dispute that arose as a result of claimed attorneys' fees incurred by the former law firm in connection with an arbitration proceeding between the Company and Xcorporeal, and certain transactional matters handled by the law firm for the Company. The former law firm has asserted that approximately $2,729,000 in fees and costs are owed to it by the Company for services rendered during 2008, 2009 and 2010, plus interest. The arbitrators have heard all of the testimony presented by the parties, and the parties submitted their final closing briefs on November 10, 2011. As of May 16, 2012, the arbitrators had not rendered their decision on this matter. Management reviews available information and determines the need for recording an estimate of the potential expense when the amount is probable, reasonable and estimable. The Company believes that it has adequately and appropriately provided for the fees incurred through March 31, 2011 in the accompanying condensed consolidated financial statements. Given the Company’s limited liquidity and working capital resources, it is uncertain whether the Company would be able to satisfy such obligation should a decision adverse to the Company be rendered.

10.            Discontinued Operations

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

The Asset Purchase Agreement closed on March 19, 2010, with payments made to the Company by FUSA of $1,950,000, $1,625,000 and $1,675,000 on March 19, 2010, April 1, 2010 and April 1, 2011, respectively, for a total of $5,250,000. FUSA held back $200,000 and $250,000 from the March 19, 2010 and April 1, 2011 payments, respectively, for purposes of resolving a dispute between the Company and TRDF. The closing of the Asset Sale in March 2010 also terminated the arbitration proceeding with Xcorporeal (see Note 9).

As a result of the Asset Sale, the Company has accounted for its previous research and development activities as a discontinued operation for all periods presented. During the three months ended March 31, 2011 and 2010, the Company had income from its discontinued research and development operation of $-0- and $24,386, respectively.

Additionally, upon the closing of the Asset Sale on March 19, 2010, the Company recorded a gain from debt settlement of $1,871,430 (see Note 9), which is included in continuing operations, and a gain from the Asset Sale of $3,318,732, before income taxes of approximately $1,363,000, which is included in discontinued operations, in the accompanying condensed consolidated statement of operations.

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

As of March 31, 2011, the Company did not have sufficient internal and external working capital resources to meet current and expected future obligations. Therefore, the Company will need to obtain future funding, in addition to the proceeds received from the sale of its technology rights in 2010. There can be no assurance that the Company will be successful in obtaining any capital on commercially reasonable terms or at all. The failure to obtain such capital would be expected to have a material adverse effect on the Company’s financial condition and operations.

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

Arbitration Proceedings

On February 17, 2011, the Company commenced a binding arbitration proceeding with its former law firm regarding a fee dispute that arose as a result of claimed attorneys’ fees incurred by the former law firm in connection with an arbitration proceeding between the Company and Xcorporeal, and certain transactional matters handled by the law firm for the Company. The former law firm has asserted that approximately $2,729,000 in fees and costs are owed to it by the Company for services rendered during 2008, 2009 and 2010, plus interest. The arbitrators have heard all of the testimony presented by the parties, and the parties submitted their final closing briefs on November 10, 2011. As of May 16, 2012, the arbitrators had not rendered their decision on this matter. The Company believes that it has adequately and appropriately provided for the fees incurred through March 31, 2011 in its condensed consolidated financial statements.  Given the Company’s limited liquidity and working capital resources, the Company may be unable to satisfy such obligation should a decision adverse to the Company be rendered.

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

For the past several years, except for 2010, the Company has experienced net operating losses and negative operating cash flows. As of March 31, 2011, the Company had an accumulated deficit of $13,648,942, had no revenue from operating activities, and did not have sufficient internal and external working capital resources to meet current and expected future obligations. Such deficiencies indicate the Company will be unable to continue to fund its operations and meet its obligations as they come due. In recent years, the Company has financed its working capital requirements through the sale of technology rights, loans and the recurring sales of its securities to related parties; however, there can be no assurances that such related party funding will be available to the Company in future periods on commercially reasonable terms or at all. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2010 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the Three Months Ended March 31, 2011 and 2010

The Company had no revenues from operations for the three months ended March 31, 2011 and 2010; however, the Company generated revenue from the sale of the Company’s technology rights during 2010.

General and administrative expenses were $139,642 for the three months ended March 31, 2011, as compared to $131,350 for the three months ended March 31, 2010, an increase of $8,292 or 6%. Included in such costs was stock-based compensation of $5,205 and $5,943 in 2011 and 2010, respectively.

Interest expense (all to a related party) was $-0- for the three months ended March 31, 2011, as compared to $197,030 for the three months ended March 31, 2010. The decrease in 2011, as compared to 2010, was the result of amortization in 2010 of discounts on notes payable that were borrowed in prior years to fund the Company’s working capital needs. Such notes payable were repaid in 2010 from the proceeds received in 2010 relating to the sale of the Company’s technology rights.

Other income was $-0- for the three months ended March 31, 2011, as compared to $156,145 for the three months ended March 31, 2010. Other income in 2010 was due primarily to the forgiveness of payables by vendors.

Income tax expense related to continuing operations was $-0- for the three months ended March 31, 2011. Income tax expense related to continuing operations of $683,000 was recorded for the three months ended March 31, 2010, and related primarily to the gain from legal settlement of $1,871,430 recognized in 2010.

Loss from continuing operations was $139,361 for the three months ended March 31, 2011, as compared to income from continuing operations of $1,016,195 for the three months ended March 31, 2010. The income from continuing operations in 2010 related primarily to the gain from legal settlement, net of income taxes.

Income from discontinued operations was $1,980,118 for the three months ended March 31, 2010, due primarily to the gain from the sale of assets, net of income taxes. There was no income (loss) from discontinued operations for the three months ended March 31, 2011.

Net loss was $139,361 for the three months ended March 31, 2011, as compared to net income of $2,996,313 for the three months ended March 31, 2010.

The Company expects to report continuing losses from operations and negative operating cash flows for the remainder of 2011 and subsequently, as the Company has no on-going revenue-generating activities, except for any ancillary revenues that may be derived in future periods from the sale of the Company’s technology rights.

Liquidity and Capital Resources

The Company had cash and money market funds of $54,158 at March 31, 2011, as compared to $1,522,374 at December 31, 2010, a decrease of $1,468,216. The Company had funds on deposit with law firms of $967,663 at March 31, 2011. The Company had no funds on deposit with law firms at March 31, 2010. The Company had a working capital deficiency of $54,976 at March 31, 2011, as compared to a working capital surplus of $79,180 at December 31, 2010.

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

Operating Activities

During the three months ended March 31, 2011, the Company used cash of $1,468,216 in continuing operating activities, as compared to generating cash of $1,573,117 from continuing operating activities during the three months ended March 31, 2010, a net decrease of $3,041,333. Cash used in continuing operations during the three months ended March 31, 2011 was primarily the result of amounts placed on deposit with legal and other professionals. Cash provided by continuing operations during the three months ended March 31, 2010 was due primarily to the proceeds received from the legal settlement, net of income taxes.

During the three months ended March 31, 2010, the Company used cash of $134,930 in discontinued operating activities. The Company had no discontinued operating activities during the three months ended March 31, 2011.

Investing Activities

During the three months ended March 31, 2011, the Company generated $1,378,219 in cash from investing activities, consisting of amounts transferred from the Company’s money market funds. During the three months ended March 31, 2010, the Company utilized $97,268 of cash in investing activities, consisting of the proceeds received from the sale of assets of $78,570, offset by $175,838 transferred to the Company’s money market funds.

Financing Activities

During the three months ended March 31, 2011, the Company had no financing activities. During the three months ended March 31, 2010, the Company used $1,281,112 of cash in financing activities, consisting primarily of principal and interest payments made on debt incurred in prior periods to finance the Company’s activities.

The following significant financing transactions, primarily equity related, were completed in 2010 and 2011:

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

We conducted an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report. Based on that evaluation, our Chief Executive Officer has concluded that as of March 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses.

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

On February 17, 2011, the Company commenced a binding arbitration proceeding with its former law firm regarding a fee dispute that arose as a result of claimed attorneys' fees incurred by the former law firm in connection with an arbitration proceeding between the Company and Xcorporeal, and certain transactional matters handled by the law firm for the Company. The former law firm has asserted that approximately $2,729,000 in fees and costs are owed to it by the Company for services rendered during 2008, 2009 and 2010, plus interest. The arbitrators have heard all of the testimony presented by the parties, and the parties submitted their final closing briefs on November 10, 2011. As of May 16, 2012, the arbitrators had not rendered their decision on this matter. The Company believes that it has adequately and appropriately provided for the fees incurred through March 31, 2011 in its condensed consolidated financial statements. Given the Company’s limited liquidity and working capital resources, it is uncertain whether the Company would be able to satisfy such obligation should a decision adverse to the Company be rendered.

 Item 1A – Risk Factors

Not applicable.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

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

NATIONAL QUALITY CARE, INC.
(Registrant)

Date: May 17, 2012	By:	/s/Robert M. Snukal
Robert M. Snukal
Chief Operating Officer and President
(Principal Executive Officer)

Date: May 17, 2012	By:	/s/Leonardo Berezovsky
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

